Form 10-K
period 2006-12-31
IDEARC INC.
filed 2007-03-08
CIK 1367396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File Number: 1-32939

IDEARC INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5095175
(State of Incorporation)	(I.R.S. Employer Identification Number)

2200 West Airfield Drive, D/FW Airport, TX	75261
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 453-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the Registrant’s common stock was not publicly traded.

As March 6, 2007, there were 146,865,821 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

			Page No.
PART I

		Forward-Looking Statements	1

Item	1	Business	2

Item	1A	Risk Factors	17

Item	1B	Unresolved Staff Comments	28

Item	2	Properties	29

Item	3	Legal Proceedings	29

Item	4	Submission of Matters to a Vote of Security Holders	30

PART II

Item	5	Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities	31

Item	6	Selected Financial Data	32

Item	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item	7A	Quantitative and Qualitative Disclosures About Market Risk	46

Item	8	Financial Statements and Supplementary Data	47

Item	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	75

Item	9A	Controls and Procedures	75

Item	9B	Other Information	75

PART III

Item	10	Directors, Executive Officers and Corporate Governance	76

Item	11	Executive Compensation	76

Item	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	76

Item	13	Certain Relationships and Related Transactions, and Director Independence	76

Item	14	Principal Accountant Fees and Services	76

PART IV

Item	15	Exhibits and Financial Statement Schedules	77

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•

risks inherent in our spin-off from our former parent corporation, Verizon Communications Inc., which we refer to as Verizon, including increased costs and reduced profitability associated with operating as an independent company;

•	risks related to borrowings made in connection with our spin-off;

•	risks associated with our dependence on key agreements entered into with Verizon in connection with our spin-off;

•	risks associated with our ability to replicate services provided to us by Verizon prior to our spin-off and currently under the transition services agreement;

•	increased demands on our management team as a result of operating as an independent company;

•	changes in our competitive position due to competition from other yellow pages publishers and search engines and/or our ability to anticipate or respond to changes in technology and user preferences;

•	changes in the availability and cost of printing raw materials and third-party printers and distributors;

•	changes in U.S. labor, business, political and/or economic conditions;

•	changes in governmental regulations and policies and actions of regulatory bodies;

•	changes in operating performance; and

•	access to capital markets and changes in credit ratings.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under “Item 1A. Risk Factors.” If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I

Item 1. Business.

Overview

Our multi-platform portfolio strongly positions us in our market space. We are the second largest yellow pages directories publisher in the United States as measured by revenues, and we believe that we have the nation’s leading Internet yellow pages directory. Our products include print yellow pages, print white pages, an Internet yellow pages directory, Superpages.com®, and an information directory for wireless subscribers, Superpages MobileSM. We are the exclusive official publisher of Verizon Communications Inc. print directories in the markets in which Verizon is currently the incumbent local exchange carrier, which we refer to as our incumbent markets. We use the Verizon brand on our print directories in our incumbent markets, as well as in our current markets in which Verizon is not the incumbent, which we refer to as our independent markets.

We, together with our predecessors, have more than 125 years of experience in the print directory business. We believe that we have consistently held a leading market position in our incumbent markets. We publish our directories in approximately 360 markets in 35 states across the United States and the District of Columbia, providing a geographically diversified revenue base. In 2006, we published more than 1,200 distinct directory titles, including more than 1,100 directory titles in our incumbent markets and more than 100 directory titles in our independent markets, and distributed approximately 130 million copies of these directories to businesses and residences in the United States. In addition, in 1996, we launched Superpages.com, which includes approximately 18 million business listings and tens of millions of residential listings in the United States. In 2006, Superpages.com had more than 2.8 billion network searches. We believe that we have an opportunity to increase the revenues from our independent print and Internet yellow pages directories businesses over the next several years.

We derive our revenues primarily through the sale of print directory advertising. Approximately 93% of our revenues for 2006 came from the sale of advertising in print directories. The remaining 7% came from our Internet business, which includes Superpages.com. In 2006, we generated revenues of $3,221 million and operating income of $1,323 million.

Our strategy is to continue to connect our advertising customers with buyers through our multi-platform suite of products that include print and Internet yellow pages directories and other complementary products.

We believe that businesses choose our products and services because they value the return on investment they achieve when advertising through our products and services relative to other media, the fact that a large number of consumers who consult yellow pages directories actually make a purchase, the broad and diverse demographic and geographic base of consumers who use our products and services, including our advanced Internet products and relationships with several search engines, and the quality of our client service and support.

We completed our spin-off from Verizon on November 17, 2006. In connection with the spin-off, we issued approximately 146 million shares of our common stock and $9,115 million in debt. In addition, we entered into various agreements with Verizon, including a 30-year publishing agreement pursuant to which we are the official publisher of Verizon print directories with rights to publish yellow pages under the Verizon brand in both our incumbent and current independent markets.

Competitive Strengths

We believe that our multi-platform portfolio possesses the following strengths that will enable us to continue to compete successfully in the local advertising market:

Leading market position. We are the second largest yellow pages directories publisher in the United States as measured by revenues, and we believe that we have the nation’s leading Internet yellow pages directory. In connection with the spin-off, we entered into a 30-year publishing agreement with Verizon, under which we are the exclusive official print directory publisher of Verizon Yellow Pages in our incumbent markets. Pursuant to our branding agreement with Verizon, we use the Verizon brand on our print directories in our incumbent and current independent markets. We believe our position as the official publisher of Verizon print directories in our incumbent markets drives consumer awareness and usage of our directories. In addition, we believe that the Verizon brand and Verizon’s long-term presence as the incumbent local exchange carrier have positioned us as a preferred directory for both consumers and local advertisers in our incumbent markets and provide us immediate credibility as we expand into independent markets.

Diverse and attractive markets. We currently publish our directories in approximately 320 incumbent markets and more than 40 independent markets. We operate in 35 states across the United States and the District of Columbia. We believe our markets are attractive for local and national advertisers due to high concentrations of well-educated and affluent residents and consumer spending that tends to be higher than the national average. We select independent markets by assessing potential for sustained growth, ability to make a meaningful positive contribution to our profitability within two to three years of entry, ability to enhance our Superpages.com content, ability to expand our print footprint to attract national advertisers, the current competitive landscape and the proximity to our existing sales force. In 2006, our top ten directories, as measured by revenues, accounted for only 11% of our revenues and no single directory accounted for more than 2% of our revenues.

Superior value proposition for our advertisers. We believe directory advertising provides our advertisers with a greater value proposition than other media because it targets consumers at the key time when they are actively seeking information to make a purchase. We believe that our directory advertising generally provides a competitive cost per reference. Cost per reference is a measure of an advertiser’s cost per contact (e.g., a telephone call or consumer visit) generated from advertising through our products and services. We also believe that our directory advertising provides a higher return on investment than many other local advertising alternatives, including newspapers, television and radio. We offer our customers an array of complementary products in which they can advertise, including smaller-sized portable Verizon Yellow Pages Companion Directories, community directories in specific neighborhoods, Superpages.com, Superpages Mobile and Solutions Direct™ and Solutions at Hand™ products that extend our customers’ reach into other media categories.

Large locally based sales force. As of December 31, 2006, we had more than 3,000 sales representatives, including sales management, operating throughout the United States. The majority of our sales force is locally based, operates from 56 regional offices and consists of premise sales representatives who generally focus on high-revenue customers. We believe the size, local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with our advertisers. Our local print customer renewal rate (which excludes the loss of customers that did not renew because they are no longer in business) has remained above 85% over the past three years and exceeds 90% for our highest value customers. In addition, we have well-established training programs, practices and procedures to manage the productivity and effectiveness of our sales force. See “—Sales and Marketing.”

Leading Internet yellow pages directory. We view Superpages.com as a natural extension of, and complement to, our print directories, enabling us to deliver additional high-quality leads for our customers. We believe that Superpages.com, which includes approximately 18 million business listings and tens of millions of residential listings in the United States, is the nation’s leading Internet yellow pages directory. For instance, Superpages.com was the first Internet yellow pages directory to offer both fixed-fee and performance-based advertising product (PBAP) options. In addition, it has a wide range of enhancements, including user reviews, links to web-based shopping information, self- and full-service fulfillment options, web site design and hosting services and an accompanying search engine marketing option for businesses that do not have the capabilities or resources to navigate Internet marketing. Under agreements with several major search engines, we place local advertising content on the search engines’ web sites, providing us with higher traffic volume while retaining the customer relationship. We believe that even as those search engines develop their own local search capabilities, they will continue to find these agreements beneficial because our local sales force provides them access to local advertising content without having to invest in their own local sales force.

Product innovation and product adaptation. We offer a broad product portfolio that provides our customers additional high-quality leads. In addition to our print directories, we offer print extensions, such as Solutions at Hand magazines and Solutions Direct advertising postcard packages, to enable us to capture revenue in the $56 billion direct mail industry and $13 billion magazine industry, as well as Superpages.com, our Superpages Mobile service for wireless phone subscribers and a broad and well-established distribution platform. We believe we are adept at both developing innovative products and adapting quickly to consumer preferences, thus enabling us to maintain our strong position in the directories market. For instance, in 1996, we launched Superpages.com to enter into the Internet yellow pages directory business and to complement and support our print yellow pages base. Since then, we have further developed Superpages.com to adapt to market demands and advances in technology and to effectively compete against or partner with other online information providers. In addition, in 2005, we introduced Verizon Yellow Pages Companion Directories, which are convenient, smaller-sized directories that are distributed in conjunction with the full-size Verizon Yellow Pages. Advertising in the companion directories is available only to businesses that maintain or increase their programs in the core directory. Within a year of introducing our smaller-sized directories, we became the largest publisher of smaller-sized companion directories. We also publish 62 Hispanic directories, which we believe is substantially more than any of our competitors.

Diverse customer base. We generate our revenues from our large base of customers, which was approximately 850,000 as of December 31, 2006. As of December 31, 2005, we had approximately 880,000 customers. The 3.5% decline in customers from 2005 to 2006 was primarily due to the loss of small customers with entry level programs. We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser and our customer renewal rates (which excludes the loss of customers that did not renew because they are no longer in business) have been over 85% for the past three years and over 90% for our highest value customers. In 2006, no single customer accounted for more than 0.06% of our revenues, with our top ten customers representing less than 0.5% of our revenues.

Resilient business model. A substantial reduction in our sales force in 2003 from a management voluntary separation program offered to all of Verizon’s non-union and certain union employees resulted in a decline in revenue of approximately 4.0% from 2004 to 2005 and approximately 4.5% from 2005 to 2006. Despite this decline, we maintained operating income margins of 46% in 2004, 49% in 2005 and 41% in 2006.

Favorable cash flow characteristics. Our business benefits from strong revenue visibility, low capital requirements and significant cash flow generation. The pre-sold nature of directory advertising provides significant revenue and cash flow visibility because advertisers generally pay on a monthly basis over the life of a print directory, which is typically one year, and over the term of Internet advertising, which is also typically one year. The capital expenditure requirements of our business are modest and amounted to $64 million, $78 million and $85 million in 2006, 2005 and 2004, respectively, in each case representing less than 2.5% of total operating revenue. As a result, we generate strong free cash flow.

Experienced management team. We have a strong and experienced senior management team across all areas of our organization, including sales, finance, operations, marketing and customer service. Our senior management team has an average of more than 25 years of experience in the telecommunications and directory publishing industries.

Business Strategy

Our strategy is to continue to connect our advertising customers with buyers through a variety of cost-effective products that include print and Internet yellow pages directories and other complementary products. In order to execute our strategy, we will continue to rely on our core strengths, including our leading market position in our incumbent markets, our large locally based sales force, the Verizon brand, our diverse and attractive markets, our leading position in the Internet yellow pages directory market and our focused product innovation.

The principal elements of our business strategy include:

•	Invest in our print business and related growth initiatives. We are investing in our sales force, products, distribution and advertising and continue to selectively expand into additional markets.

•

Enhance advertiser value. To further improve advertisers’ return on investment, we continue to implement and refine programs that align each advertiser’s costs with the value of the advertising program purchased. In addition, we will introduce and market new products that provide our advertisers with additional opportunities to reach consumers and further enhance their cost per reference.

•

Leverage the Verizon brand and promote our new Idearc brand. We use the Verizon brand on our print directories in our incumbent and current independent markets. We believe the Verizon brand has positioned us as a preferred directory for both consumers and local advertisers in our incumbent markets and provides us immediate credibility as we expand into independent markets. In addition, we invest in brand awareness campaigns that introduce our new Idearc brand by reinforcing the benefits we offer consumers and advertisers.

•

Continue to leverage and invest in our large locally based sales force. We are recruiting, hiring and training additional sales representatives to ensure that we can take full advantage of market opportunities. We invest in and develop training programs to enhance our sales force productivity and to effectively manage our customer relationships. We employ a number of sales representatives slightly above necessary levels to maintain an adequate number of trained, professional sales representatives. We believe that our sales force will further penetrate the markets we currently serve and increase our sales volume. Furthermore, we offer an incentive-based compensation plan, which we believe results in increased productivity and lower employee turnover.

•

Further develop our Internet yellow pages directory service and continue to establish relationships with Internet companies. We are continuing to enhance Superpages.com, as well as pursue additional relationships with major search engines and Internet content providers. We will take advantage of our local sales force infrastructure and broad customer base to further develop relationships with Internet companies. We believe that our full-service offerings and relationships with Internet companies will continue to differentiate us from our competitors.

•

Continue to implement market-specific strategies. We intend to continue to implement market-specific strategies to stabilize print product revenues in certain densely populated urban areas. Examples of these strategies include continued investment in the local sales force, adjusting the geographic reach of specific directories to reflect changing demographics and shopping patterns, adjusting the timing and method of directory distribution and expanding our product line to attract new spending from our customer base. In our other regions of the country that are realizing higher business formation, we intend to continue to invest in sales resources, distribution and products that capture customer growth and enhance revenue performance.

In addition to our business strategies listed above, we may from time to time in the future seek to grow our business by making acquisitions or entering into partnerships and joint ventures.

History

We began publishing directories as part of the “Bell system” under AT&T. In 1936, GTE was founded and shortly thereafter began publishing directories. GTE continued to expand its directory business during the subsequent decades. In 1984, the local exchange businesses (including the directory operations) of AT&T were reorganized into seven “regional bell operating companies,” which were spun-off as independent entities. Two of those entities, NYNEX and Bell Atlantic, combined their businesses when Bell Atlantic acquired NYNEX in 1997 in a “merger of equals” transaction. The combined directory operations of NYNEX, Bell Atlantic and GTE began doing business as Verizon Directories Corp. after GTE became a wholly-owned subsidiary of Bell Atlantic in 2000 in a “merger of equals” transaction and Bell Atlantic was renamed Verizon Communications Inc.

On November 17, 2006, Verizon spun-off the companies that comprised its domestic print and Internet yellow pages directories publishing operations. In connection with the spin-off, Verizon transferred to Idearc Inc. all of its ownership interest in Idearc Information Services LLC (formerly Verizon Information Services Inc.). The spin-off was completed through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon’s shareholders.

Markets

In 2006, we published more than 1,200 directories in approximately 360 markets in 35 states across the United States and the District of Columbia and distributed approximately 130 million copies of these directories to businesses and residences in the United States. In 2006, our top ten directories, as measured by revenues, accounted for only 11% of our revenues and no single directory accounted for more than 2% of our revenues. Our directories are generally well-established in their communities and cover contiguous geographic areas to create a strong local market presence and achieve selling efficiencies.

Incumbent Markets

We publish our directories in approximately 320 incumbent markets. We believe our incumbent markets are attractive for local and national advertisers due to high concentrations of well-educated and affluent residents and consumer spending that tends to be higher than the national average.

In connection with the spin-off, we entered into a number of agreements with Verizon to preserve the benefits of being the exclusive official publisher of Verizon print directories in our incumbent markets. These agreements included a publishing agreement, a branding agreement and a non-competition agreement, each of which has an initial term of 30 years from the date of the spin-off. Under the publishing agreement, Verizon named us the exclusive official publisher of Verizon print directories of wireline listings in its current incumbent markets. In the branding agreement, Verizon granted us a limited right to, among other things, use certain Verizon service- and trade-marks in connection with publishing certain print directories and identify ourselves as its official print directory publisher. Under the non-competition agreement, Verizon generally agreed not to publish tangible or digital (excluding Internet) media directory products consisting principally of wireline listings and classified advertisements of subscribers in our incumbent markets. Subject to various exceptions, Verizon also agreed not to publish, for one year following the spin-off, an Internet yellow pages service substantially similar to Superpages.com.

We believe that serving as the exclusive official publisher of Verizon print directories in our incumbent markets provides us with a competitive advantage. Incumbent publishers can generally deliver a better value proposition to advertisers (measured in terms of cost per reference, or an advertiser’s cost per contact generated from advertising through a publisher’s product or service) because those publishers tend to have a higher frequency of consumer usage in the market, largely due to their long-term presence in a particular market and user perceptions of accuracy, completeness and trustworthiness of their directories. Incumbent publishers also tend to benefit from established customer bases and solid, cost-efficient operations infrastructures. We believe that Verizon’s long-term presence as the incumbent local exchange carrier in our incumbent markets, as well as our ongoing association with the Verizon brand, has positioned us as a preferred directory for both consumers and local advertisers in those markets.

Independent Markets

In 2002, we launched an initiative to expand into markets where Verizon is not the incumbent local exchange carrier. We currently operate in more than 40 independent markets, in which we publish more than 100 distinct directory titles. Our independent strategy enables us to compete with other publishers while broadening our geographic presence.

We believe that Verizon’s national brand presence provides us with a competitive advantage in our current independent markets. The branding agreement we entered into with Verizon granted us a limited right to use the Verizon brand on our print directories in our current independent markets, in a small number of other markets we are currently considering entering and, under certain circumstances, in other markets that we might wish to enter in the future. Our right to use the Verizon brand in these markets is non-exclusive and subject to a number of conditions. This agreement has an initial 30-year term expiring in 2036.

We select independent markets by assessing potential for sustained growth, ability to make a meaningful positive contribution to our profitability within two to three years of entry, ability to enhance our Superpages.com content, ability to expand our print footprint to attract national advertisers, the current competitive landscape and the proximity to our existing sales force.

Products

Our main products are print directories, which generated approximately 93% of our revenues in 2006. We also operate an Internet yellow pages directory, Superpages.com, an information service for wireless phone subscribers, Superpages Mobile, and provide direct and database marketing services.

Print Directories

In 2006, we published more than 1,200 distinct directory titles, consisting of directories that contain only yellow pages, directories that contain only white pages, directories that contain both white and yellow pages, smaller-sized companion directories, directories that include advertisements in both English and Spanish and directories in Spanish only. In addition to our print directories, we recently began to offer complementary products, such as Solutions at Hand magazines and Solutions Direct advertising postcard packages, that extend our advertisers’ reach and return on investment, while positioning us to capture revenue in the $56 billion direct mail industry and $13 billion magazine industry.

Our directories are designed to meet the advertising needs of local and national businesses and the informational needs of consumers. The diversity of our advertising options enables us to create customized advertising programs that are responsive to specific customer needs and financial resources. Our yellow pages and white pages directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in local markets.

Yellow Pages Directories. The following range of paid advertising options is available in our yellow pages directories:

•	Listing Options. An advertiser may:

•	pay for listings in additional headings;

•	pay to have its listing highlighted or printed in bold or superbold text, which increases visibility; and/or

•	purchase extra lines of text to include information, including hours of operation, a web site URL or a more detailed description of its business.

•	In-column Advertising Options. For greater prominence on a page, an advertiser may expand its basic alphabetical listing by purchasing advertising space in the column in which the listing appears.

In-column advertisement features include bolding, special fonts, color and special features such as logos. An advertiser can also purchase priority placement positioning within its heading to more prominently promote its business. The cost of in-column advertising depends on the size and type of the advertisement purchased, and on the reach and scope of the directory.

•

Display Advertising Options. A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. Display advertisements are usually placed at the front of a heading, ordered first by size and then by advertiser seniority. This process of ordering provides a strong incentive to advertisers to increase the size of their advertisements and to renew their advertising purchases from year to year to ensure that their advertisements receive priority placement. Display advertisements range in size from a quarter column to as large as two pages (a “double truck” advertisement). The cost of display advertisements depends on the size, type and value of advertisement purchased, and on the reach and scope of the directory.

•

Specialty Products. In addition to the above advertisement options, we offer products that allow businesses to increase visibility or better target specific types of consumers. Our specialty products include:

•	savings cards, color coupons and special offers that enable advertisers to deliver promotional offers to consumers;

•

advertising space in a variety of specialty guides included in our directories that list services by specialization or service area, including Golf Guides, Health and Wellness Guides, Dining Guides, Women- and Minority-Owned Business Guides and Sports Team-Related Guides;

•	gatefold sections, specialty tabs and double-page advertisements that provide businesses with extra space to include more information in their advertisements; and

•	a call measurement service, which uses metered telephone numbers to provide advertisers with information about the consumer responses to an advertisement.

White Pages Directories. Pursuant to state public utilities commission requirements, Verizon must publish and distribute white pages directories of certain residences and businesses that order or receive local telephone service from Verizon. The legal and regulatory provisions also require Verizon, in specified cases, to include information relating to the provision of telephone service provided by Verizon and other carriers in the service area, as well as information relating to local and state governmental agencies. We entered into a publishing agreement with Verizon under which we publish and distribute these directories on Verizon’s behalf. Pursuant to the publishing agreement, we provide a white pages listing free of charge to every residence and business with local wireline telephone service in the area, as well as a courtesy listing in the yellow pages for specified business customers. The listing includes the name, address and phone number of the residence or business unless the wireline customer requests not to be listed or published. The costs of publishing, printing and distributing the directories are included in our operating expenses. We also publish white pages directories in selected independent markets when we believe doing so will have a positive impact on our business.

Advertising options include bolding and highlighting for added visibility, extra lines for the inclusion of supplemental information and in-column and display advertisements. Verizon’s local exchange carrier subsidiaries also derive revenues from the sale of certain supplemental listing information in the white pages directories pursuant to state tariffs. Pursuant to the publishing agreement, Verizon shares with us 5% of any revenue over a certain baseline amount, determined on a state-by-state basis, that it derives from the sale of supplemental listing information.

Internet Yellow Pages Directory and Internet Products

Overview. In 1996, we launched Superpages.com. We view Superpages.com as a natural extension of, and a complement to, our print directories. We believe that Superpages.com, which includes approximately 18 million business listings and tens of millions of residential listings in the United States, is the nation’s leading Internet yellow pages directory. It was the first Internet yellow pages directory to offer both fixed-fee and performance-based advertising product options. Superpages.com had more than 2 billion network searches in 2005, and continued to show strong growth in 2006 with more than 2.8 billion network searches.

Print yellow pages and Internet yellow pages directories are complementary platforms. We believe that consumers tend to use print directories to search for local goods and services found within a market, while they tend to use Internet yellow pages directories to search for goods and services in both local and other areas. Superpages.com complements the print yellow pages directories products we can offer to advertisers, creating more content and meeting the preferences of Internet-savvy shoppers and businesses. We offer user-friendly navigation and search functions that make it easy for consumers to find the specific products or services they need. Superpages.com enables users to find local and national businesses and compare goods and services before connecting with merchants across the United States.

Features. Superpages.com provides the following features:

•	fully searchable content that allows users to search the entire content of an advertisement and provides refined geographic search capabilities;

•	approximately 18 million business listings, tens of millions of residential listings and approximately 11 million Internet-specific business profiles;

•	fixed-fee advertising that allows advertisers to purchase enhancements to their listings or expand their reach to additional geographic zones;

•

performance-based advertising products, or PBAPs, that allow an advertiser to pay only for calls to its business or clicks on its Internet advertising, plus monthly service fees for some accounts based on advertising spend;

•	full-service management of PBAPs to serve the needs of small businesses that cannot or do not want to manage their programs themselves;

•	full-service assistance in developing and maintaining web sites for small businesses;

•	self-service management options for advertisers that are technologically inclined;

•	consumer reviews that enable consumers to both rate and comment about a business or service and search for other consumers’ comments;

•	links to business web sites;

•	restaurant and hotel reservation options;

•	promotional coupons;

•	shopping search services that allow consumers to research and compare products and services from multiple web sites;

•	movie listings and show times;

•	street and aerial maps;

•	driving directions; and

•	availability on wireless phones through Superpages Mobile and Superpages SMS text messaging.

We provide a basic listing on Superpages.com for all businesses at no charge. As with our print directories, businesses may pay to enhance their listings on Superpages.com and for other premium advertising products. Options that are available include extra lines, posting of replicas of print advertisements, web site and email links, priority placement and banners.

Agreements with search engines and other Internet companies. We provide search engine marketing, or SEM, services through which we place local advertising content on major search engines as well as on Superpages.com. Through SEM services, we increase our advertisers’ reach, thus aiding our ability to retain them as customers and grow their programs. Our agreements with several search engines give us access to a higher volume of traffic than we could generate on our own. Even when customer advertisements go onto other web sites, we retain the customer relationship. The search engines benefit from our local sales force and full-service capabilities for attracting and serving advertisers that might not otherwise transact business with them. As opposed to directly competing with these search engines, our strategy is to collaborate with them, pairing our local sales reach with their extensive distribution networks. We have also entered into strategic agreements with other Internet companies to provide enhanced search capabilities. For example, Superpages.com users may view street and aerial maps.

Sales and Marketing

The marketing of directory advertisements is primarily a direct sales effort that requires both maintaining existing customers and developing new customers. Existing customers comprise our core advertiser base, and a large number of these customers have advertised in our directories for many years. In 2006, we retained more than 85% of our local print customers from the previous year and exceeded 90% for our highest value customers. We base our local print customer renewal rate on the number of unique local print customers that have renewed advertising. We do not include customers that did not renew because they are no longer in business. Unique local print customers are counted once regardless of the number of advertisements they purchase or the number of directories in which they advertise. Our renewal rate would not be affected if any of these customers were to renew some, but not all, of their advertising. Our renewal rate reflects the importance of our directories to our local customers, for whom yellow pages directory advertising is, in many cases, the primary form of advertising. Larger national companies also use advertising in our directories as an integral part of their national advertising strategies.

We believe the experience of our sales force has enabled us to develop long-term relationships with our customers, which, in turn, promotes a high rate of customer renewal.

We believe that our sales force can further penetrate the markets that we currently serve and increase our sales volume. To further improve the productivity of our sales force, we have initiated various programs, including:

•	managing lower-end accounts through a specialized low-cost mail-out and telemarketing center;

•	using new technology to improve the efficiency of our telemarketing center;

•	equipping sales representatives with computer programs that accelerate the sales input process;

•	managing our information systems through one integrated information system; and

•	enhancing our initial sales training program and field coaching and mentoring programs.

Local Sales Force

Each yellow pages sale, whether made in person, by telephone or through direct mail, is an individual transaction designed to meet the individual needs of a specific business. In connection with the spin-off, we entered into a 30-year publishing agreement with Verizon, under which we remain the exclusive official print directory publisher of Verizon Yellow Pages in our incumbent markets. Pursuant to our branding agreement with Verizon, we use the Verizon brand on our print directories in our incumbent and current independent markets. As the products have become more complex and as competition has presented advertisers with more choices, the sales process has also become more complex. A sales representative now spends more time learning and perfecting a sales proposal and preparing for a sales call. In addition, the average time a sales representative spends with a customer has increased. Therefore, we believe our success in the marketplace is highly influenced by the size and proficiency of our local sales force. The more well-trained, experienced sales representatives we employ, the better able we are to call upon all prospective clients and, when we do, to customize programs to meet specific needs.

As of December 31, 2006, our local sales force comprised more than 3,000 sales representatives, including sales management, operating out of 56 regional offices throughout the United States. We believe the size, local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with our advertisers. These relationships allow us to respond to market needs and to effectively and efficiently deploy new products and services in the markets in which we operate. We are actively engaged in recruiting, hiring and training additional sales representatives to ensure that we can take full advantage of market opportunities. Part of this increase in our sales force is in response to external competition, part reflects our expansion into new markets and part is the final phase of recovery from a significant decrease in personnel we experienced in 2003.

In 2003, Verizon offered a management voluntary separation program to substantially all of its non-union and certain union employees, including our sales force. A substantial portion of our sales force accepted the voluntary separation offer, including sales representatives with limited experience and tenure, as well as sales representatives nearing retirement. As a result, we had insufficient sales staffing for several major sales cycles. This activity came in the midst of intense competition in our markets. Since 2003, we have focused on rebuilding our sales force to necessary staffing levels. Because it typically takes from six to 18 months for sales representatives to become proficient, we still are affected by this event. We believe this sales force reduction was a major contributor to the decline in our local yellow pages revenues in 2005 and 2006.

We will continue to staff our sales force slightly above necessary levels to maintain an adequate number of trained, professional sales representatives and sales managers.

Our sales force is divided into four principal groups:

•

Premise Sales Representatives. Our premise sales representatives generally focus on high-revenue customers with whom they typically interact on a face-to-face basis at the customer’s place of business. Within this group, we have specialized sales representatives who handle major accounts.

•	Telephone Sales Representatives. Our telephone sales representatives generally focus on medium-sized customers with whom they typically interact over the telephone.

•

Centralized Sales Representatives. Our centralized sales representatives include both centralized account representatives, who generally focus on the smallest accounts, and prospector sales representatives, who generally focus on prospective customers. These representatives manage both mail-out and telephone contact with lower-end revenue producing customers.

•

Internet Sales Representatives. Our Internet sales representatives sell advertising on Superpages.com, search engine optimization services, web site development and related products to businesses located outside our traditional sales boundaries and to businesses that would not normally advertise in the print yellow pages. Internet sales are also made by our premise, telephone and centralized sales representatives.

We assign our customers among these groups based on a careful assessment of expected advertising expenditures and propensity to purchase various products and services we offer. This practice allows us to deploy our sales force in an effective manner. A majority of our sales force is locally based, operating out of 56 regional offices. Our local sales force presence facilitates the personal, long-term relationships with local customers necessary to maintain a high rate of local print customer renewal.

Formal training is important to maintain a highly productive sales force. New sales representatives receive approximately eight weeks of training in their first year, including classroom training on sales techniques, our product portfolio, customer care and ethics. Following classroom training, they are accompanied on sales calls by experienced sales personnel for further training. They then receive field coaching and mentoring. Our commitment to developing the best sales practices are intended to ensure that sales representatives are able to give advertisers high-quality service and advice on appropriate advertising products and services.

We have well-established training programs, practices and procedures to manage the productivity and effectiveness of our sales force. Each sales representative has a specified customer assignment consisting of both new business leads and renewing advertisers and is accountable for meeting sales goals in each two-week pay period. Our sales representatives are compensated in the form of base salary and incentive-based compensation.

National Sales Force

In addition to our local sales personnel, we have a separate sales channel to serve our national customers. National customers are typically national or large regional chains, including rental car companies, insurance companies and pizza delivery businesses, that purchase advertisements in many yellow pages directories in multiple geographical regions. In order to sell to national companies, we use the services of third-party certified marketing representatives, or CMRs, who design and create advertisements for national companies and place those advertisements in yellow pages directories nationwide. Some CMRs are departments or subsidiaries of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays us after deducting its commission. We accept orders from approximately 160 CMRs.

Customers

We generate our revenues from our large base of customers, which was approximately 850,000 as of December 31, 2006. As of December 31, 2005, we had approximately 880,000 customers. The 3.5% decline in customers from 2005 to 2006 was primarily due to the loss of small customers with entry level programs. Approximately 78% of our revenues in 2006 were generated by the sale of our advertising to local customers, which are generally small and medium-sized businesses. Approximately 15% of our revenues in 2006 were generated by sales to national advertisers. The remaining 7% of our revenues in 2006 were generated from sources other than sales of advertising in our print directories, including our Internet yellow pages directory, Superpages.com, and direct marketing services.

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser. For 2006, no single customer accounted for more than 0.06% of our revenues, with our top ten customers representing less than 0.5% of our revenues. The diversity of our customer base reduces exposure to adverse economic conditions that may affect particular geographic regions or particular industries and provides additional stability in operating results.

The training that we provide to our sales representatives emphasizes fostering long-term relationships with customers, and our performance-based incentive compensation structure rewards sales representatives who retain a high percentage of their accounts and increase revenues. In addition, our customers often do not reduce or eliminate directory spending during difficult economic periods because failure to advertise cannot be remedied until the replacement directory is published, typically about a year later. Moreover, most directory publishers, including us, give priority placement within a directory classification to long-time customers. As a result, businesses have a strong incentive to renew their directory advertising purchases from year to year, even during difficult economic times, so they do not lose their placement within the directory.

Publishing, Production and Distribution

We generally publish our directories on a 12-month cycle. The publishing cycles for our directories are staggered throughout the year, which allows us to efficiently use our infrastructure and sales capabilities and the resources of our third-party vendors. The following are the major steps of the publication and distribution process:

•

Selling. The sales cycle of a directory varies based on the size of the revenue base and can range from a few weeks to six months. In the months prior to publication, our sales force approaches existing customers to renew and upsell, and potential new customers in an effort to expand our customer base. Potential new customers include businesses that have operated in the area for some time but did not purchase advertising in the most recent edition of our directory, as well as newly formed businesses and businesses that have only recently moved into the area. At the same time, our sales force contacts existing customers and encourages them to renew and increase the size and, therefore, prominence of their advertisements and to purchase other products in our portfolio.

•

Generation of advertisements. Upon entering into an agreement with a customer, we use our proprietary software and a team of in-house graphic artists to create an advertisement in collaboration with the advertiser.

•

Pre-press activities. Sales typically cease one month prior to publication, at which time we do not accept additional customers. Once a directory has closed, pre-press activities commence. Pre-press activities include finalizing artwork, proofing and paginating the directories. When the composition of the directory is finalized, we deliver the directory pages to a third-party printer.

•

Printing. We outsource the printing of our directories. Substantially all of the paper that we use is supplied by several different suppliers. Pursuant to our current agreements, our suppliers are required to provide up to 100% of the annual forecasted paper requirements in their contracts. Prices under these agreements are negotiated each year based on prevailing market rates, market demand, production capacity and the total tonnage for each supplier. The terms of these contracts are staggered so that as individual contracts may expire, we maintain the ability to obtain all paper requirements in any given year. The time required to print a directory depends on its size and may be as long as one month.

•	Transportation. We transport the directories from the printing locations to our distributors by truck and rail on a publication-by-publication basis using approximately 30 different carriers.

•

Distribution. Our goal is to deliver our full-size directories to all residences and businesses in the geographical areas for which we produce directories. We primarily use four vendors to distribute our directories. Distribution begins as soon as the first completed directories are produced. Depending on the circulation and size of the directory, distribution typically ranges from three to eight weeks.

Billing and Credit Control

Currently, we direct bill more than 80% of our customers. By the end of 2007, we anticipate migrating our remaining customers to our direct billing systems. We have a billing and collection agreement with Verizon. Under the agreement, Verizon bills and collects from our customers who have not yet migrated to our billing systems. These remaining customers, who are also Verizon local telephone customers, consist primarily of smaller customers serviced by our telephone call center.

In 2003, in order to reduce our bad debt expense, we implemented a new credit and collections program, which resulted in more stringent policies, process reengineering and system improvements. By the end of 2004, some aspects of the program were implemented. These initial efforts helped reduce our bad debt expense as a percent of total operating revenue from 8.1% in 2003 to 6.6% in 2004. During 2005, we continued to implement additional new processes, which further reduced our bad debt expense as a percent of total operating revenue to 4.9% in 2005. In 2006, these enhancements were fully implemented and our bad debt expense as a percent of total operating revenue was 4.3%.

Because most directories are published on 12-month cycles, we bill most of our customers, many of which are small or medium-sized businesses, over the course of that 12-month period. Fees for national advertisers are typically billed upon issue of each directory in which advertising is placed by CMRs, after deduction of commissions. Because we do not usually enter into contracts with our national advertisers, we are subject to the credit risk of CMRs on sales to those advertisers, to the extent we do not receive fees in advance.

We manage collection of accounts receivable by conducting initial credit checks of new customers (under certain circumstances) and, where appropriate, requiring personal guarantees from business owners. We check all new orders from existing customers for payments that are past due to us prior to publishing the new order. When applicable, based on our credit policy, we use both internal and external data to decide whether to sell to a prospective customer. In some cases, where appropriate, we may also require the customer to prepay part or all of the amount of its order. Beyond efforts under certain circumstances to assess credit risk, we employ well-developed collection strategies using an integrated system of internal, external and automated means to engage with customers concerning payment obligations.

Competition

The U.S. directory advertising industry is highly competitive. We compete with many different advertising media, including newspapers, radio, television, the Internet, billboards, direct mail, telemarketing and other yellow pages directory publishers. There are a number of independent directory publishers, such as Yellow Book (the U.S. business of Yell Group), with which we compete in every one of our major markets. To a lesser extent, we compete with other directory publishers, including AT&T, R.H. Donnelley and White Publishing. We compete with these publishers on cost per reference, quality, features, usage leadership and distribution. We estimate that there are one to four competing directories in each of our local markets.

As the exclusive official publisher of Verizon print directories of wireline listings in our incumbent markets, we believe we have an advantage over our independent competitors due to the strong awareness of the Verizon brand, higher usage of our directories by consumers and our long-term relationships with our customers. Under the non-competition agreement that we entered into with Verizon, which has an initial term of 30 years expiring in November 2036, Verizon agreed not to publish tangible or digital (excluding Internet) media directory products consisting principally of wireline listings and classified advertisements of subscribers in our incumbent markets as long as we meet our obligations under the publishing agreement in those markets and, subject to certain termination rights, in certain independent markets for five years after the spin-off. Subject to various exceptions, Verizon also agreed not to publish, for one year following the spin-off, an Internet yellow pages service substantially similar to Superpages.com.

Competition with Other Directory Publishers

We have competed with other directory publishers for well over a decade and in some markets have, at times, had as many as seven different print yellow pages competitors. In the past, much of this competition was from small publishers that had minimal impact on our performance. However, over the past six years, Yellow Book and several other regional competitors have become far more aggressive and have grown their businesses through both acquisition and expansion.

We have competition in over 95% of our markets, including our incumbent markets where we are the exclusive official Verizon publisher and the independent markets we have penetrated. Our largest competitor is Yellow Book, which is a market participant in most of our incumbent markets nationwide.

We believe that we are defending our leading market position in our incumbent markets both in terms of usage and advertising revenue. On the usage side, we believe that we have remained a preferred source of information for consumers by innovating our product line with the addition of smaller-sized companion directories and directories in Spanish, with marketing initiatives aimed at increasing usage and with various distribution strategies. On the advertising revenue side, we believe that we have countered our competitors’ pricing strategies with differentiated product offerings that suit our customers’ advertising needs and with value-enhancing programs that provide customers with a competitive cost per reference compared with other print directory publishers.

Although advertising on the Internet still represents only a small part of the total advertising market, as the Internet grows, it may become increasingly important as an advertising medium. We compete directly through our Internet yellow pages directory, Superpages.com, with the Internet yellow pages directories of some of the major directory publishers and the independent publishers. In addition, we compete with other Internet sites providing classified directory information, including Switchboard.com and Citysearch.com, and with search engines and portals, some of which have entered into agreements with other major directory publishers. However, we have entered into agreements with several search engines, portals and individual websites pursuant to which we place local advertising content on their respective web sites, giving us access to a higher volume of traffic.

Patents, Trademarks and Licenses

We own several patents, patent applications, service marks, trademarks and Internet domain names in the United States and other countries, including Idearc™, Idearc Media™, the Idearc logo, the Idearc Media logo, Superpages.com®, Superpages®, Superpages MobileSM, Solutions at Hand™ and Solutions Direct™. In addition, in connection with the spin-off, we entered into a branding agreement with Verizon that gives us limited rights to use the Verizon name and logo in conjunction with the publication of our print directories in specified markets and an intellectual property agreement that governs our and Verizon’s rights with respect to other intellectual property currently shared by us and Verizon.

Employees

At December 31, 2006, we had approximately 7,400 employees. We believe that our employee relations are good. At December 31, 2006, approximately 2,300 of our employees were represented by unions and subject to collective bargaining agreements.

Executive Officers of the Registrant

The table below sets forth information about our executives.

Name	Age	Position
Katherine J. Harless	56	President, Chief Executive Officer and Director

Andrew Coticchio	50	Executive Vice President, Chief Financial Officer and Treasurer

Eric D. Chandler	41	President-Internet

Frank P. Gatto	52	President-Northeast

W. Scott Hanle	58	President-West and Independent

Sandra L. Henjum	46	President-Southeast and Central

Scott B. Laver	51	President-Mid-Atlantic

William G. Mundy	57	Executive Vice President, General Counsel and Secretary

Samuel D. Jones	44	Senior Vice President-Investor Relations

Michael D. Pawlowski	46	Senior Vice President and Chief Marketing Officer

Georgia R. Scaife	57	Senior Vice President-Human Resources

Stephen Smith	41	Senior Vice President and Chief Information Officer

Janet P. Stevens	54	Senior Vice President-Public Relations

Katherine J. Harless has been our President and Chief Executive Officer since 2000 and a director since November 2006. Prior to joining our company, she served in a variety of finance, sales and operations positions with Verizon and its predecessor company, GTE, over a 27-year period, including serving as President of GTE Airfone from 1996 to 2000 and President of GTE’s Texas/New Mexico telecommunications unit from 1993 to 1996. She serves on the board of directors of the Yellow Pages Association and The Toro Company, and on the advisory board of the University of Texas McCombs School of Business. Ms. Harless is a member of the Committee of 200 and Leadership America.

Andrew Coticchio has been our Chief Financial Officer since March 2003, Treasurer since October 2006 and Executive Vice President since November 2006. He served as President and Chief Executive Officer of Verizon Capital Group from July 2000 to March 2003.

Eric D. Chandler has been our President–Internet since September 2005. Prior to holding that position, he served as Vice President–E-Commerce Marketing from November 2003 to September 2005 and as Director–Innovation and Development from July 1999 to November 2003. Mr. Chandler serves on the board of directors of the Interactive Advertising Bureau.

Frank P. Gatto has been President of our Northeast region since June 2005. Mr. Gatto served as our Senior Vice President–Operations from September 2001 to June 2005. Prior to joining our company, he served as Vice President–Finance and Chief Financial Officer of the Puerto Rico Telephone Company from September 1999 to September 2001.

W. Scott Hanle has been President of our West and Independent regions since 2003. Mr. Hanle served as our Group President–International from 2000 to 2003. Prior to holding that position, he served as Vice President–Finance of GTE Information Services from 1992 to 2000.

Sandra L. Henjum has been President of our Southeast and Central regions since September 2003. Prior to holding that position, Ms. Henjum served as Group Vice President–Human Resources from July 2000 to September 2003.

Scott B. Laver has been President of our Mid-Atlantic region since September 2005. Prior to holding that position, he served as President–Internet from 2004 to 2005 and as President–Superpages Canada and the Northwest from June 2001 to December 2003.

William G. Mundy has been our General Counsel since 2000 and Executive Vice President and Secretary since November 2006. He served as Vice President and General Counsel of GTE Network Services from September 1997 to 2000.

Samuel D. Jones has been our Senior Vice President–Investor Relations since November 2006. He served as our Executive Director–Financial Planning and Analysis from June 2002 to October 2006. Prior to holding that position, Mr. Jones served as Executive Director–International Sales and Operations from June 2000 to May 2002.

Michael D. Pawlowski has been our Senior Vice President and Chief Marketing Officer since November 2006. He served as Vice President–Marketing and Strategic Planning from March 2005 to November 2006. Mr. Pawlowski served as Vice President–Marketing and Customer Relations of Verizon International Operations from 2000 to March 2005.

Georgia R. Scaife has been our Senior Vice President–Human Resources since November 2006. She served as our Vice President–Human Resources from October 2003 to October 2006. Prior to joining our company, Ms. Scaife served as Vice President–Staffing Services for Verizon Communications from June 2001 to October 2003. Prior to that assignment, she served as Vice President–Human Resources for the Puerto Rico Telephone Company.

Stephen Smith has been our Senior Vice President and Chief Information Officer since January 2007. Prior to joining our company, he served as Group Vice President and Chief Information Officer for Travelport, Inc. from December 2004 to December 2006. Mr. Smith served as a senior consultant for International Business Machines Corporation from December 2002 to December 2004 and as Vice President and Client Executive for Electronic Data Systems, Inc. from 2000 to 2002.

Janet P. Stevens has been our Senior Vice President–Public Relations since November 2006. She served as Vice President–Public Affairs from July 2000 to November 2006. Previously, Ms. Stevens served as Vice President–Strategic Communications for GTE Corporation from 1998 to July 2000.

Item 1A. Risk Factors.

You should carefully consider the risks described below in evaluating our company. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.

Risks Related to Our Business

Our substantial indebtedness could have a negative impact on our financing options and liquidity position.

In connection with our spin-off from Verizon, we issued $9,115 million of debt, which, at current interest rates, will result in annual interest expense of approximately $700 million. Under the terms of our revolving credit facility, we have approximately $250 million available for additional borrowing. Our overall leverage and the terms of our financing arrangements could:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our ability to adapt to changing market conditions;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit the availability of our cash flow to fund future capital expenditures, working capital and other corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the telecommunications industry;

•	place us at a competitive disadvantage compared with competitors that have less debt;

•	make it more difficult for us to pay cash dividends; and

•	make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

Changes in interest rates may affect our cash flow and results of operations.

As of December 31, 2006, approximately 69% of our outstanding debt bears interest at variable rates. If market interest rates increase, our variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and results of operations. The debt covenants under our credit agreements require us to employ risk management strategies to minimize our exposure to this risk. While we may enter into agreements limiting our exposure to higher interest rates, these agreements may not offer complete protection from interest rate risk.

Restrictions in our financing arrangements could limit our operating and strategic flexibility.

Our financing arrangements contain restrictions, covenants and events of default that, among other things, require us to satisfy financial tests and maintain financial ratios, including a minimum interest coverage ratio and a maximum leverage ratio. These restrictions, covenants and events of default limit our ability to, or do not permit us to, among other things:

•	incur additional debt and issue preferred stock;

•	refinance our existing indebtedness;

•	create liens;

•	redeem and/or prepay certain debt;

•	pay dividends on our stock, make other distributions or repurchase stock;

•	make investments;

•	engage in specified asset sales;

•	enter into transactions with affiliates;

•	enter new lines of business;

•	engage in consolidation, mergers and acquisitions; and

•	make capital expenditures.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these restrictions, covenants and events of default, including satisfaction of the required financial tests and maintenance of the required financial ratios. Failure to comply with any of the covenants would result in a default under those arrangements and under other arrangements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements, foreclose upon our assets securing the debt and terminate any commitments to lend. Under these circumstances, we might have insufficient funds or other resources to satisfy our obligations, including our debt obligations. In addition, the limitations imposed by any financing arrangements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

We face widespread competition from other print directory publishers that may reduce our market share or materially adversely affect our financial performance.

The U.S. directory advertising industry is highly competitive. There are a number of directory publishers. Major publishers include AT&T, R.H. Donnelley and Yellow Book (the U.S. business of Yell Group). Smaller independent publishers include Valley Yellow Pages, Ambassador Yellow Pages and White Directory Publishing, a division of Hearst Holdings, Inc. We compete with Yellow Book in the majority of our major markets and, to a lesser degree, with one or more of the other publishers in some markets. We publish directories in approximately 320 incumbent markets and more than 40 independent markets. Our two largest competitors are Yellow Book and AT&T. We estimate that, on average, there are three competing directories in each of our local markets. In addition, any of these directory publishers could elect to publish directories in the future in any of our markets in which they do not currently publish directories.

Competition from other yellow pages publishers affects our ability to attract and retain advertisers and to increase advertising rates. We expect competition to affect future revenue growth. We also compete for advertising sales with other traditional media, including the Internet, newspapers, magazines, radio, outdoor, direct mail, telemarketing, billboards and television. Given the mature state of the directory advertising industry and our position in most of our markets, independent competitors are typically focused on aggressive pricing to gain market share. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future.

If we fail to anticipate or respond adequately to changes in technology and user preferences, our competitive position could be materially adversely affected.

Advances in technology have brought, and will likely continue to bring, new participants, new products and new channels to the industry, including increasing use of Internet delivery and Internet search engines/services. For instance, national search companies, including Google and Yahoo!, are focusing on local commercial search initiatives. The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ preferences. The Internet has emerged as an attractive medium for advertisers and its use, including as a means to transact commerce through wireless devices, has resulted in new technologies and services that compete with our traditional products and services. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet. We may not be able to adapt our business successfully to these changes in technology.

We and other directory publishers are increasingly advertising, marketing and selling online products to supplement our traditional print products. Through our Internet yellow pages directory service, Superpages.com, we compete with the Internet yellow pages directories of major and independent directory publishers, including Yellowpages.com, as well as other Internet sites that provide classified directory information, including Switchboard.com and Citysearch.com, and with search engines and portals, some of which have entered into affiliate agreements with us or with other major directory publishers. We may not be able to compete effectively with these other companies, some of which have greater resources than we do, for advertising in the future. Our Internet strategy may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses.

Declining usage of print yellow pages directories may adversely affect our business.

Overall references to print yellow pages directories in the United States have declined from 15.1 billion in 2002 to 14.5 billion in 2005, which is the most recently available data. We believe the decline is primarily attributable to increased usage of Internet yellow pages directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe that over the next several years, references to print yellow pages directories may continue to decline as consumers may increasingly turn to digital and interactive media delivery devices for local commercial search information.

Usage of our print directories may continue to decline at the existing rate or more severely. Any decline in usage of our print directories could:

•	impair our ability to maintain or increase advertising prices;

•	cause businesses to reduce or discontinue purchases of advertising space in our yellow pages directories; and

•	discourage other businesses from purchasing advertising space in our yellow pages directories.

Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could impair our revenues and have a material adverse effect on our business.

Our credit ratings are below investment grade, which could completely or adversely restrict our access to capital.

As a result of the spin-off, we no longer benefit from Verizon’s investment grade status and our credit ratings are substantially lower than the current ratings of Verizon. Differences in credit ratings affect the interest rates at which we may sell debt securities or borrow funds, as well as the amounts of indebtedness and types of financing structures that may be available to us. We may not be able to raise the capital we require on acceptable terms, or at all. If we are not able to obtain sufficient financing, we may be unable to maintain or grow our business, including through acquisitions. Further issuances of equity securities are subject to limitations imposed on us in our tax sharing agreement with Verizon.

Idearc Inc. is a holding company and relies on dividends, interest and other payments, advances and transfers of funds from its subsidiaries to meet debt service and other obligations.

Idearc Inc. is a holding company and conducts all of its operations through its subsidiaries. As a result, Idearc Inc. relies on dividends, loans and other payments or distributions from its subsidiaries to meet debt service obligations and enable it to pay interest and dividends. The ability of its subsidiaries to pay dividends or make other payments or distributions to it depends substantially on their respective operating results and is subject to restrictions under, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries, the terms of our financing arrangements and the terms of any future financing arrangements of our subsidiaries.

Our dependence on third-party providers of printing and distribution services could materially affect us.

We depend on third parties to print and distribute our directories. We must rely on the systems of our third-party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform our work. A failure in the systems of one of our third-party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.

In February 2006, we entered into a multi-year printing agreement pursuant to which a third-party prints all of our directories. Because of the large print volume and specialized binding of directories, there are a limited number of companies capable of servicing our printing needs. Accordingly, the inability or unwillingness of our third-party vendor to perform its obligations under the printing agreement could have a material adverse effect on our business.

We are also a party to multi-year contracts with third parties for the distribution of our directories. There are a limited number of companies that could service our distribution needs. Accordingly, the inability or unwillingness of our distributors to provide distribution services to us on acceptable terms or at all could have a material adverse effect on our business.

We may not be able to maintain our current relationships with the third parties who provide our printing and distribution services to us under long-term contracts or any other third-party service providers. If we were to lose the services of any of our key third-party service providers, we would be required either to hire sufficient staff to perform the provider’s services in-house or to find an alternative service provider. In some cases, including the printing of our directories, it would be impracticable for us to perform the function internally. In the event we were required to perform any of the services that we currently outsource, it is unlikely that we would be able to perform them on a cost-effective basis.

Increased competition in local telephone markets could reduce the benefits of using the Verizon brand name.

Federal Communications Commission rules regarding local number portability, advances in communications technology (including wireless devices and voice over Internet protocol) and demographic factors (including potential shifts in younger generations from wireline telephone communications towards wireless or other communications technologies) may erode the market position of telephone service providers, including Verizon. If Verizon loses market share in any particular local service area, the value of our license to use the Verizon brand name in particular local telephone markets may be less than we presently anticipate, and we may not realize fully the existing benefits of our commercial arrangements with Verizon.

Fluctuations in the price or availability of paper could materially affect our costs and, as a result, our profitability.

The principal raw material we use is paper. All of the paper we use is supplied by several different companies. Pursuant to our agreements with these companies, they are obligated to provide up to 100% of the annual forecasted paper requirements in their contracts. The price of paper under the agreements is set each year based on total tonnage by supplier, paper basis weights, production capacity, and market price and demand. The terms of these contracts are staggered so that as individual contracts expire, we maintain the ability to obtain all paper requirements in any given year.

We do not engage in hedging activities to limit our exposure to increases in paper prices. In the future, the price of paper may fluctuate significantly due to changes in supply and demand. If we cannot secure access to paper in the necessary amounts or at reasonable prices, or if paper costs increase, it could have a material adverse effect on our business, results of operations or financial condition.

Additional regulation regarding information technology could lead to increased costs.

As the Internet yellow pages directories industry develops, specific laws relating to the provision of Internet services and the use of Internet and Internet-related applications may become relevant. Regulation of the Internet and Internet-related services is itself still developing both formally by, for instance, statutory regulation, and also less formally by, for instance, industry self regulation. If our regulatory environment becomes more restrictive, including by increased Internet regulation, our profitability could decrease.

Our advertising sales to national accounts is dependent upon third parties that we do not control.

Approximately 15% of our directory advertising revenues for the period from 2004 to 2006 were derived from the sale of advertising to national or large regional chains, including rental car companies, insurance companies and pizza delivery businesses, each of which generally purchases advertising in numerous directories. In order to sell advertising to these accounts, we contract with certified marketing representatives, or CMRs, who are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. We accept orders from approximately 160 CMRs. As a result, our relationships with these national advertisers depend significantly on the performance of these third-party CMRs. Some yellow pages companies act as their own CMRs. One of our competitors, AT&T, operates as a CMR under the name Berry Network, which is the third largest CMR based on gross billings. If some or all of the CMRs with whom we have existing relationships were unable or unwilling to transact business with us on acceptable terms or at all, this inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of the CMRs with whom we contract could harm our ability to generate revenues from our national accounts and could materially adversely affect our business.

We have agreements with several major search engines and portals, the discontinuance of which may adversely affect our business.

We have expanded our Internet product line by establishing relationships with several other Internet yellow pages directory providers, portals, search engines and individual web sites, which make our content easier for search engines to access and provide a response to general searches on the Internet. Under those agreements, we place our advertising customers’ advertisements on major search engines, which gives us access to a higher volume of traffic than we could generate on our own without relinquishing the customer relationship. The search engines benefit from our local sales force and full-service capabilities for attracting and serving advertisers that might not otherwise transact business with search engines. The termination of any of these agreements could adversely affect our business.

Our reliance on small- and medium-sized businesses exposes us to increased credit risks.

As of December 31, 2006, approximately 78% of our print directory advertising revenues were derived from selling advertising to local businesses, which are generally small and medium-sized businesses. In the ordinary course of our directory operations, we extend credit to these customers for advertising purchases. Full collection of delinquent accounts can take many months or may never occur. For 2006, bad debt expense for all of our accounts amounted to approximately $140 million, or 4.3% of our total operating revenue. Small and medium-sized businesses tend to have fewer financial resources and higher rates of failure than large businesses, and may be more vulnerable to competition from large retail businesses. These factors may increase our credit risk exposures to our small- and medium-sized customers.

Loss of key personnel or our inability to attract and retain highly qualified individuals in the directories publishing business could materially adversely affect our business.

We depend on the continued services of key personnel, including our experienced senior management team, as well as our regional sales management personnel. Our ability to achieve our operating goals depends to a significant extent on our ability to identify, hire, train and retain qualified individuals in the directories publishing business. The loss of key personnel could have a material adverse effect on our business.

Turnover among sales representatives could materially adversely affect our business.

A loss of a significant number of experienced sales representatives would likely result in fewer sales of advertising in our directories and could materially adversely affect our business. We expend significant resources and management time on identifying and training our sales representatives. Our ability to attract and retain qualified sales personnel depends on numerous factors outside of our control, including conditions in the local employment markets in which we operate. A substantial decrease in the number of sales representatives could materially adversely affect our results of operations, financial condition and liquidity, as well as our ability to service our debt.

We could be affected by certain changes in labor matters.

As of December 31, 2006, approximately 30% of our employees were covered by union contracts that will expire between June 2007 and October 2009. In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slow-downs involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

In addition, a greater percentage of our work force could become represented by unions. If one union decides to strike, and other unions are able to honor its picket line, it could have a material adverse effect on our business.

A prolonged economic downturn could adversely materially affect our business.

We derive substantially all of our net revenues from the sale of advertising. A prolonged national or regional economic recession or certain events that could produce major changes in shopping patterns, including a terrorist attack, could have a material adverse effect on our business.

In addition, any residual economic effects of, and uncertainties regarding the general possibility, express threat or future occurrence of terrorist attacks or other related disruptive events or the United States’ continuing or expanded involvement in war, especially with respect to the major markets in which we operate that depend heavily on travel, tourism or the military, could materially adversely affect our business.

The loss of important intellectual property rights could adversely affect our prospects and results of operations.

Some trademarks, including the Verizon brand name and other intellectual property rights, are key to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements to establish and protect our intellectual property rights. We may be required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we may be party to proceedings by third parties challenging our rights. Lawsuits or other actions brought by us may not be successful, or we may be found to infringe the intellectual property rights of third parties. As the Internet grows, it may prove more onerous to protect our trade names, including Superpages.com, from domain name infringement or to prevent others from using Internet domain names that associate their businesses with ours. In the past, we have received claims of material infringement of trademark rights significant to our business. Related lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, the loss of important intellectual property rights, including trademarks, could have a material adverse effect upon our business, financial condition and results of operations.

Environmental compliance costs and liabilities could adversely affect our operating results, including our cash available for operations.

Our operations, as well as the properties that we own and lease for our business, are subject to stringent laws and regulations relating to environmental protection. Our failure to comply with applicable environmental laws, regulations or permit requirements, or the imposition of liability related to waste disposal or other matters arising under these laws, could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury or requirements to clean up property or other remedial actions. Some of these laws provide for “strict liability,” which can render a party liable for environmental or natural resource damage without regard to negligence or fault on the part of the party.

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition and results of operations.

Our exposure to legal proceedings could have a material adverse effect on our operating results or financial condition.

Various lawsuits and other claims typical for a business of our size are pending against us. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition. Any potential judgments, fines or penalties relating to these matters, however, may have a material effect on our results of operations in the period in which they are recognized.

We are also exposed to defamation, breach of privacy claims and other litigation matters relating to our directories business, as well as methods of collection, processing and use of personal data. The subjects of our data and users of data collected and processed by us could also have claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. We may be party to litigation involving defamation, privacy claims and other matters that could have a material adverse effect on our business, financial condition or results of operations or otherwise distract our management.

Our reliance on technology could have a material adverse effect on our business.

Most of our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and communications systems and those of third parties. Any failure of current or, in the future, new systems could impair our collection, processing or storage of data and the day-to-day management of our business. This could have a material adverse effect on our business, financial condition and results of operations.

Our computer and communications systems are vulnerable to damage or interruption from a variety of sources. A natural disaster or other unanticipated problems that lead to the corruption or loss of data at our facilities could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Spin-Off

Our historical financial information may not be indicative of our future results.

Our historical financial information may not reflect what our results of operations, financial condition and cash flows would have been had we been an independent company during all of the periods presented or be indicative of what our results of operations, financial condition and cash flows may be in the future. This is primarily a result of the following three factors:

•

Our historical financial information reflects allocations for services historically provided by Verizon. We expect these allocations to be different from the costs we will incur for these services in the future as a smaller independent company, including with respect to services that Verizon provides to us under our transition services agreement with Verizon and other commercial service agreements. In some instances, our costs for these services may be higher than the Verizon expenses allocated to us historically.

•	Our historical financial information does not reflect the $9,115 million in debt and related interest expense that we incurred in our separation from Verizon.

•

Our historical financial information does not reflect the additional costs associated with being an independent company, including changes in our cost structure, personnel needs, financing and operations of our business and from reduced economies of scale.

We have a limited history operating as an independent company and we may incur increased costs as a result of the spin-off that may cause our profitability to decline.

Historically, our business was principally operated as a business unit of Verizon. As such, Verizon performed many corporate functions for our operations, including managing financial and human resources systems, internal auditing, investor relations, treasury services, select accounting functions, finance and tax administration, benefits administration, legal, regulatory, and corporate branding functions. Prior to our separation from Verizon, we paid Verizon for the performance of these services. On an interim basis after the spin-off, Verizon will continue to support us with respect to some of these functions. We are in the process of replicating certain facilities, systems, infrastructure and personnel to which we no longer have access since our spin-off from Verizon. We are incurring capital and other costs associated with developing and implementing our own support functions in these areas. These costs may exceed our current payments to Verizon.

In addition, there may be an adverse operational impact on our business as a result of the significant time our management and other employees and internal resources must dedicate to building these capabilities during the first few years following the spin-off that otherwise would be available for other business initiatives and opportunities. When we begin to operate these functions independently, if we have not developed adequate systems and business functions, or obtained them from other providers, we may not be able to operate our company effectively and our profitability may decline.

In addition, we have historically benefited from Verizon’s size and purchasing power in procuring goods and services. As an independent company, we may be unable to obtain goods and services at prices and on terms as favorable as those obtained before the spin-off, which could decrease our overall profitability.

Limitations on our use of the Verizon brand could adversely affect our business and profitability.

Prior to the spin-off, we marketed our products and services using the Verizon brand name and logo. We believe the association with Verizon provided us with preferred status among our customers and employees due to Verizon’s globally recognized brands and perceived high-quality products and services. In connection with the spin-off, we entered into a 30-year branding agreement with Verizon that grants us a limited right to, among other things, use certain Verizon service- and trade-marks in connection with publishing certain print directories and identify ourselves as Verizon’s official print directory publisher. Our right to use the Verizon brand is subject to our compliance with the terms and conditions of the branding agreement and the publishing agreement. While we continue to use the Verizon brand on our print directories in our incumbent markets and our current independent markets, we are not permitted to use Verizon as part of our name and may not advertise ourselves as a Verizon company.

We may be required to indemnify Verizon if the spin-off fails to qualify for tax-free treatment as a result of our actions after the spin-off

In connection with the spin-off, Verizon received a private letter ruling from the IRS to the effect that the spin-off qualifies as tax-free to Verizon, Idearc and Verizon stockholders for U.S. federal income tax purposes under Section 355 and related provisions of the Code. Events subsequent to the spin-off could cause the spin-off to fail to continue to qualify for tax-free treatment. Under the terms of our tax sharing agreement with Verizon, we agreed to indemnify Verizon and its affiliates against all tax-related liabilities caused by the failure of the spin-off to qualify for tax-free treatment for U.S. federal income tax purposes to the extent the liabilities arise as a result of any action taken by us or any of our affiliates following the spin-off or otherwise result from any breach by us or any of our affiliates of any of the representations, covenants or obligations under the tax sharing agreement or any other agreement we entered into in connection with the spin-off.

The terms of our tax sharing agreement with Verizon may reduce our strategic and operating flexibility.

The covenants in, and our indemnity obligations under, the tax sharing agreement with Verizon may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. The covenants in, and our indemnity obligations under, the tax sharing agreement also limit our ability to modify the terms of, prepay, or otherwise acquire any of the tranche B term loans or the senior unsecured notes. Further, these covenants and indemnity obligations might discourage, delay or prevent a change of control that our stockholders may consider favorable.

The loss of any of our key agreements with Verizon could have a material adverse effect on our business.

In connection with the spin-off, we entered into several agreements with Verizon, including a publishing agreement, a branding agreement and a non-competition agreement. Under the publishing agreement, Verizon named us the exclusive official publisher of Verizon print directories in markets in which Verizon currently is the incumbent local exchange carrier, which we refer to as our incumbent markets. We believe that acting as the exclusive official publisher of directories for Verizon provides us with a competitive advantage in those markets. Under the branding agreement, Verizon granted us a limited right to, among other things, use certain Verizon service- and trade-marks in connection with publishing certain print directories and identify ourselves as its official print directory publisher. Under the non-competition agreement, Verizon generally agreed not to publish tangible or digital (excluding Internet) media directory products consisting principally of wireline listings and classified advertisements of subscribers in our incumbent markets and, subject to certain termination rights, in certain independent markets for five years after the spin-off. Subject to various exceptions, Verizon also agreed not to publish, for one year following the spin-off, an Internet yellow pages substantially similar to Superpages.com.

Each of these agreements with Verizon has an initial term of 30 years from the date of the spin-off, subject to certain early termination rights. These agreements may be terminated by Verizon prior to their stated term under specified circumstances, some of which are beyond our reasonable control or that could require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the applicable agreement. Each of these agreements has a cross-default provision, so that a termination under any of the agreements may, at Verizon’s option, lead to a partial or complete termination of rights under any of the other agreements. It is possible that these agreements will not remain in place for their full stated term or that we may be unable to avoid all potential breaches of or defaults under these agreements.

Our inability to enforce the non-competition agreement with Verizon may impair the value of our business.

In connection with the spin-off, we entered into a non-competition agreement with Verizon pursuant to which Verizon generally agreed, among other things, not to publish tangible or digital media directory products consisting principally of wireline listings and classified advertisements of subscribers in our incumbent markets directed primarily at customers in these markets. However, under applicable law, a covenant not to compete is only enforceable:

•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict whether, or to what extent, a court would enforce Verizon’s covenants not to compete against us during the term of the non-competition agreement. If a court were to determine that the non-competition agreement is unenforceable, Verizon could compete directly against us in the previously restricted markets. Our inability to enforce the non-competition agreement with Verizon could have a material adverse effect on our financial condition or results of operations.

If Verizon prematurely halts its obligations under the transition services agreement or if we are unable to replicate the transition services internally, our business would be materially adversely affected.

In connection with the spin-off, we entered into a transition services agreement with Verizon pursuant to which Verizon agreed to provide specified services to us on an interim basis. Among the principal services provided by Verizon are information technology application and support services and data center services. In addition, under the terms of our billing and collection agreement with Verizon, Verizon continues to bill and collect, on our behalf, amounts owed by some of our accounts, which are also Verizon local telephone customers, for our directory services.

Performance standards and estimated costs are specified in the transition services agreement and the billing and collection agreement. Verizon may not timely or successfully perform these functions. It is also possible that we may have to expend extraordinary efforts or material costs in excess of those estimated in these agreements. Further, any interruption in these services or these extraordinary efforts or costs could have a material adverse effect on our financial condition or results of operations.

In addition, approximately half of our systems development activity underlying our Internet yellow pages directory products and services has been historically performed by Verizon. We may not be able to successfully migrate away from these systems within the interim period permitted under the transition services agreement. If we were not able to achieve this migration, our Internet yellow pages directory business could be materially adversely affected.

Verizon’s regulatory obligation to publish white pages directories in its incumbent markets may change over time, which may result in an increase in our future operating costs.

Pursuant to state public utilities commission requirements, Verizon must publish and distribute white pages directories of certain residences and businesses that order or receive local telephone service from Verizon. The legal and regulatory provisions also require Verizon, in specified cases, to include information relating to the provision of telephone service provided by Verizon and other carriers in the service area, as well as information relating to local and state governmental agencies. The costs of publishing, printing and distributing the directories are included in our operating expenses.

Under the terms of our publishing agreement with Verizon, we are required to discharge Verizon’s regulatory obligation to publish white pages directories in its incumbent markets. If any additional legal requirements are imposed on Verizon with respect to this obligation, we would be obligated to comply with these requirements on behalf of Verizon, even if this were to increase our publishing costs. Pursuant to the publishing agreement, until November 2014, Verizon is generally obligated to reimburse us for 50% of any net increase in our costs of publishing white pages directories that satisfy its publishing obligations to the extent these increased costs exceed $2.5 million in a given year and are the direct result of changes in legal requirements. After November 2014, Verizon generally will not be obligated to reimburse us for any increase in our costs of publishing directories that satisfy its publishing obligations. Our results of operations relative to competing directory publishers that do not have those obligations could be adversely affected if we were not able to increase our revenues to cover any of these unreimbursed compliance costs.

Risks Related to Our Common Stock

The trading price of our common stock may decline.

The trading price for our common stock may decline for many reasons, some of which are beyond our control, including, among others:

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in earnings estimates or recommendations by research analysts;

•	investor perceptions;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	general economic and industry conditions.

Our capital raising may adversely affect holders of our common stock through the issuance of more senior securities or through dilution.

In addition to the financing arrangements we entered into in connection with the spin-off, we may need to incur additional debt or issue securities to fund working capital needs, capital expenditures and product development requirements or to make acquisitions and other investments. Due to limitations with respect to issuances of equity securities in our tax sharing agreement with Verizon, we may seek to raise additional capital in the form of debt, which could increase our leverage and reduce our credit ratings. Further, any debt securities or preferred stock we issue will have liquidation rights, preferences and privileges senior to those of holders of our common stock. Among other reasons, if we were to raise funds through the issuance of common stock, we might lower the per share amount of any dividends that we issue.

Our financing arrangements contain significant limitations on our ability to pay dividends on our common stock.

Our financing arrangements contain significant restrictions on our ability to pay dividends on our common stock based on our meeting certain performance measures and complying with other conditions. Our ability to comply with these performance measures may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of the covenants, ratios or tests contained in our financing arrangements could result in a default under the financing arrangements. Any events of default or breach of our financing arrangements could prohibit us from paying any dividends to our stockholders.

There is no assurance that we will declare dividends or cash available to make dividend payments.

Although we have a policy of paying dividends on our common stock, funds may not be available for this purpose in the future. The declaration and payment of dividends will be subject to the sole discretion of our board of directors, will not be cumulative and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our board of directors, and will be restricted by the terms of our financing arrangements.

Anti-takeover provisions in our certificate of incorporation and bylaws, the terms of our spin-off from Verizon and certain provisions of Delaware law could delay or prevent a change of control that you may favor.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of our stockholders to change our management. Provisions in our certificate of incorporation and bylaws, among other things:

•	limit the right of stockholders to call special meetings of stockholders;

•	regulate how stockholders may present proposals or nominate directors for election at annual meetings of stockholders;

•	require unanimous written consent of stockholders to take any action without a meeting; and

•	authorize our board of directors to issue preferred stock in one or more series, without stockholder approval.

Under our tax sharing agreement with Verizon, we agreed to indemnify Verizon for the tax resulting from any acquisition or issuance of our equity securities after the spin-off that triggers the application of Section 355(e) of the Code. This indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.

In addition, several of our agreements with Verizon, including some commercial service agreements, require Verizon’s consent to any assignment by us of our rights and obligations under the agreements. The consent rights in these agreements might discourage, delay or prevent a transaction that you may consider favorable.

Finally, we are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our property mainly consists of land and buildings. Our corporate headquarters are located in D/FW Airport, Texas, and are subleased from an affiliate of Verizon. Although most of our offices are leased, we own several of our facilities. We believe that our existing facilities are in good working condition and are suitable for their intended purposes.

The following is a list of our facilities with at least 100,000 square feet. These facilities are administrative facilities, except that the Los Angeles, California facility is a former printing plant and the Martinsburg, West Virginia, and Fullerton, California, facilities are warehouse/distribution centers.

Location	Square Feet
Owned
Los Angeles, CA	320,412
Martinsburg, WV	191,068
Los Alamitos, CA	149,326
St. Petersburg, FL	100,000

Leased
D/FW Airport, TX	418,824
Irving, TX (Executive Drive)	152,121
Middleton, MA	128,746
Fullerton, CA	112,944

Item 3. Legal Proceedings.

We are subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate.

We establish reserves for specific liabilities in connection with regulatory and legal actions that we deem to be probable and estimable. No material amounts have been accrued in our financial statements with respect to any matters. In other instances, including the matters described below, we are not able to make a reasonable estimate of any liability because of the uncertainties related to the outcome and/or the amount or range of loss. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below will have a material effect on our financial condition or results of operations.

We are currently subject to a class action lawsuit that was filed on June 22, 2004, in the California Superior Court, Orange County, and a purported class action lawsuit that was filed on April 6, 2006, currently pending in the U.S. District Court, Eastern District of New York. Both cases were filed by current and former sales representatives located in California, New York, Pennsylvania and New Jersey. The plaintiffs in these cases claim that we reduced their incentive pay through offsets for cancellations, non-renewals and credits on customer accounts and shifted a general business risk of loss to our sales representatives through the assignment of accounts which we allegedly knew would not renew their purchases, or would renew them at a lower level. The plaintiffs seek amounts that they allege were unlawfully deducted from their wages, civil penalties, interest, attorneys’ fees and costs. Some of the plaintiffs also seek amounts for overtime they allege they worked for which they were not paid. These cases are at varying stages of defense and the ultimate outcome is not determinable.

We are subject to an alleged patent infringement action that was filed on November 15, 2006, with the U.S. District Court for the Eastern District of Texas. The plaintiff, an English Wales corporation, filed its complaint alleging that it is the owner of U.S. Patent No. 5,930,474 entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” Plaintiff claims that the defendants’ Superpages.com site utilizes technology that infringes its patent and that the defendants, through their agents and employees have induced the infringement or contributory infringement of the patent. Plaintiff seeks an order from the court that finds that the defendants infringed the patent, injunctive relief, and monetary damages. Defendants filed a responsive pleading to the complaint on February 9, 2007. The ultimate outcome of this case is not determinable.

Item 4. Submission of Matters to a Vote of Security Holders.

Prior to our spin-off, our sole stockholder, Verizon Communications, took the following actions by written consent in lieu of a special meeting:

•	On October 30, 2006, approved our amended and restated certificate of incorporation; and

•	On November 16, 2006, approved the Idearc Inc. Long-Term Incentive Plan.

Copies of our amended and restated certificate of incorporation and the Idearc Inc. Long-Term Incentive Plan are filed as exhibits to this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities.

Market Information and Holders

We completed our spin-off from Verizon in November 2006. Our common stock has been traded on the New York Stock Exchange under the symbol “IAR” since November 20, 2006. Prior to that time, there was no public market for our common stock. As of March 5, 2007, there were approximately 535,000 holders of record of our common stock.

The table below sets forth the reported high and low sales prices for our common stock on the New York Stock Exchange for the period from November 20, 2006 through December 31, 2006.

	High	Low
November 20, 2006 though December 31, 2006	$29.70	$26.49

Dividend Policy

We expect to pay dividends at an annual rate of approximately $1.37 per share, but only if and to the extent dividends are declared by our board of directors and permitted by applicable law and by the terms of our financing arrangements. Dividend payments are not guaranteed and our board of directors may decide, in its absolute discretion, not to pay dividends. All decisions regarding the declaration and payment of dividends are at the discretion of our board of directors and will be evaluated from time to time in light of our financial condition, earnings, growth prospects, funding requirements, applicable law and other factors our board of directors deems relevant.

Our financing arrangements contain restrictions on our ability to pay dividends on shares of our common stock based on our meeting certain performance measures and complying with other conditions. Our ability to comply with these performance measures may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of the covenants, ratios or tests contained in our financing arrangements could result in a default under the financing arrangements. Any events of default or breach of certain provisions in our financing arrangements could prohibit us from paying any dividends.

On February 7, 2007, our board of directors declared our first quarterly dividend of 34.25 cents per outstanding share. The dividend is payable on or about March 15, 2007, to our stockholders of record as of the close of business on February 21, 2007. Idearc Inc. was formed in 2006 and spun-off from Verizon in November 2006 and, therefore, did not pay dividends before the dividend declared on February 7, 2007.

Sales of Unregistered Securities

In connection with the incorporation of Idearc Inc., we issued one share of common stock, par value $.01 per share, to Verizon in consideration of an aggregate capital contribution of $.01 by Verizon. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuance did not involve any public offering of securities.

Stockholder Return Performance Graph

The following performance graph compares the cumulative total stockholder return on our common stock with the S&P Mid Cap and a peer group selected by us, assuming an initial investment of $100 on November 20, 2006, the first day of trading of our common stock, and the reinvestment of all dividends, if any.

Our company is not included in an identifiable peer group. We selected our peer group based on revenues, net income and enterprise value, which comprises market capitalization and total debt, and focused on public companies largely comprising advertiser-supported media. Our peer group includes Banta Corporation, Belo Corporation, Dow Jones & Company, The Dun & Bradstreet Corporation, E.W. Scripps Company, McGraw-Hill Companies Inc., New York Times Company, Primedia Inc., Reader’s Digest Association Inc., R.H. Donnelley Corporation, Scholastic Corporation and Tribune Company.

Comparison of Cumulative Stockholder Return

	11/20/06	11/27/06	12/04/06	12/11/06	12/18/06	12/25/06	12/29/06
Idearc	$100	$106.60	$104.34	$102.64	$105.09	$106.42	$108.11
S&P Mid Cap	$100	98.72	101.65	101.23	100.36	99.68	99.98
Peers	$100	98.80	99.72	99.76	100.95	100.82	101.33

Item 6. Selected Financial Data.

The following table sets forth our summary of historical financial data. The following financial data as of December 31, 2006, 2005 and 2004, and for the years ended December 31, 2006, 2005, 2004 and 2003, have been derived from our financial statements, which were audited by Ernst & Young LLP. The financial position as of December 31, 2003, and the results of operations and financial position as of and for the year ended December 31, 2002, have been derived from our unaudited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The following information should be read together with our financial statements and the notes related to those financial statements included in Item 8 of this report.

Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity during the periods presented, particularly since many changes have and will occur in our operations and capitalization as a result of our spin-off from Verizon.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in millions, except per share amounts)
Operating revenue	$3,221	$3,374	$3,513	$3,675	$3,760
Operating income	1,323	1,641	1,601	1,477	1,764
Income from operations before cumulative effective of accounting change (1)	772	1,025	972	894	1,095
Basic and diluted earnings per share (2)	5.29	7.03	6.66	6.13	7.51
Basic and diluted shares outstanding (2)	146	146	146	146	146
Net income (loss) (1)	772	1,025	972	(568)	1,095
Basic and diluted earnings per share (2)	5.29	7.03	6.66	(3.89)	7.51
Basic and diluted shares outstanding (2)	146	146	146	146	146

	As of December 31,
	2006	2005	2004	2003	2002
	(in millions)
Total assets	$1,318	$1,412	$1,402	$1,359	$3,336
Current maturities of long-term debt (3)	48	—	—	—	—
Long-term debt (3)	9,067	—	—	—	—
Shareholders’ equity (deficit)	(8,846)	325	317	226	1,843

(1)	Effective January 1, 2003, we changed our method for recognizing revenues and expenses from the publication-date method to the amortization method. The publication-date method, which we used prior to January 1, 2003, recognizes revenues and direct expenses when the directories are published. Under the amortization method, which has increasingly become the industry standard, revenues and direct expenses (paper, printing and initial distribution costs) are recognized over the life of the directory, which is usually 12 months. The accounting change affected the timing of the recognition of revenues and expenses but did not result in any impact on cash flows. The cumulative effect of the accounting change resulted in a one-time charge of $2,381 million ($1,463 million after-tax).
(2)	The number of shares issued in connection with the spin-off on November 17, 2006, was approximately 146 million. For basic and diluted earnings per share calculations it was assumed that approximately 146 million shares were outstanding for all periods. No additional shares were issued through December 31, 2006.
(3)	In connection with our spin-off on November 17, 2006, we incurred $9,115 million in long-term debt. See Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for a description of the spin-off transactions, including new debt borrowings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations covers some periods prior to the consummation of our spin-off from Verizon and related transactions. Accordingly, the discussion and analysis of historical periods does not reflect the ongoing effects of the spin-off, including significantly increased leverage and debt service requirements. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors described in “Item 1A. Risk Factors” of this report. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report.

Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity during all periods presented.

Overview

Our multi-platform portfolio strongly positions us in our market space. We are the second largest yellow pages directories publisher in the United States as measured by revenues, and we believe that we have the nation’s leading Internet yellow pages directory. Our products include print yellow pages, print white pages, an Internet yellow pages directory, Superpages.com, and an information directory for wireless subscribers, Superpages Mobile. We are the exclusive official publisher of Verizon print directories in the markets in which Verizon is currently the incumbent local exchange carrier, which we refer to as our incumbent markets. We use the Verizon brand on our print directories in our incumbent markets, as well as in our current markets in which Verizon is not the incumbent, which we refer to as our independent markets. For the year ended December 31, 2006, we generated revenue of $3,221 million and operating income of $1,323 million.

Spin-Off from Verizon

On November 17, 2006, Verizon spun-off the companies that comprised its domestic print and Internet yellow pages directories publishing operations. In connection with the spin-off, Verizon transferred to Idearc Inc. all of its ownership interest in Idearc Information Services LLC (formerly Verizon Information Services Inc.). Following the transaction, our assets, liabilities, businesses and employees consisted of those that were primarily related to Verizon’s domestic print and Internet yellow pages directories publishing operations. The transaction was completed through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon’s shareholders.

In connection with the spin-off, there were several transactions recorded between Verizon and us. The transactions related to pre-spin-off activities and the actual spin-off transaction. There were also certain spin-off transactions that impacted the income statement.

Pre-Spin-Off Activities

Prior to the spin-off, several transactions were recorded which increased parent’s equity by $245 million. The most significant transaction totaled $188 million and pertained to recognizing our pension plan and other post-retirement benefits (“OPEB”) on a stand-alone basis in accordance with the application of pension and OPEB accounting standards (SFAS No. 87, No. 88 and No. 106). This adjustment resulted in recognition of a pension asset of $142 million and an OPEB liability of $244 million. See Note 11 for further information. The remaining net adjustments of $57 million pertained to the transfer of several assets and liabilities between Verizon and us based on the terms and conditions of the spin-off transaction, the largest of which was the transfer of $81 million in employee benefits liabilities which are to be paid by Verizon subsequent to the spin-off transaction.

Spin-Off Transaction

As a result of the spin-off transaction, parent’s equity was reduced to zero through a reduction of $707 million and a series of transactions were recorded to additional paid-in capital (deficit) totalling $8,786 million. On the date of the spin-off, we received the cash settlement of our intercompany notes receivable balance due from Verizon of $588 million. Also, we received cash proceeds from the issuance of long-term debt of $1,953 million ($1,965 million before debt issuance costs) and recorded $7,150 million of long-term debt ($7,063 million after debt issuance costs) associated with an exchange of debt with Verizon. The exchange of debt with Verizon of $7,150 million was recognized on our balance sheet as long-term debt, with an offsetting deferred debt issuance asset of $87 million. The net impact of $7,063 million was recorded to additional paid-in capital (deficit) resulting in a deficit equity position. No cash proceeds were received by us. Upon receipt of the proceeds from the notes receivable and long-term debt of $2,541 million, we paid a final cash distribution to Verizon of $2,429 million. Additionally, approximately 146 million shares of our common stock were issued to Verizon shareholders as a dividend in the ratio of one share of our common stock for every 20 shares of Verizon common stock outstanding.

Income Statement Impact

We recorded a pre-tax charge of $39 million ($24 million after-tax) in general and administrative expense associated with Verizon stock-based compensation awards, which vested as a result of the spin-off. This liability was then transferred to Verizon through parent’s equity as discussed above. Additionally, we incurred pre-tax non-recurring separation costs of $30 million ($26 million after-tax) in general and administrative expense associated with becoming a stand-alone entity.

As a result of incurring $9,115 million of long-term debt, we will incur significant amounts of interest expense. Our results for the year ended December 31, 2006, include interest expense from November 17, 2006 through December 31, 2006 of $86 million. For the year ended December 31, 2007, interest expense will be approximately $700 million, based on interest rates as of December 31, 2006. As a result, our future financial statements will reflect a significantly higher level of interest expense as compared to 2006 and prior periods.

Basis of Presentation

Until the date of the spin-off on November 17, 2006, we historically operated as the print and Internet yellow pages directories businesses of Verizon and not as a stand-alone company. For periods prior to November 17, 2006, the financial statements included herein have been derived from the historical financial statements of Verizon, and include the assets, liabilities, businesses and employees that were primarily related to Verizon’s domestic print and Internet yellow pages directories publishing operations that were reported in Verizon’s Information Services segment in its financial statements. To prepare these financial statements, we specifically identified all assets, liabilities, businesses and employees primarily related to those operations. All significant intercompany accounts and transactions have been eliminated. We believe these specific identifications are reasonable; however, the resulting amounts could differ from amounts that would be determined if we had operated on a stand-alone basis. Because of our relationship with Verizon, our historical results of operations, financial position and cash flows are not necessarily indicative of what they would have been had we operated without the shared resources of Verizon. Accordingly, our financial statements for the periods prior to November 17, 2006, are not necessarily indicative of our future results of operations, financial position and cash flows. See our financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report.

Historically, we reimbursed Verizon for specific goods and services it provided to, or arranged for, us based on tariffed rates, market prices or negotiated terms that approximated market rates. These goods and services included items such as communications and data processing services, office space, professional fees and insurance coverage.

We also reimbursed Verizon for our share of costs incurred by Verizon to provide services on a common basis to all of its subsidiaries. These costs included allocations for legal, security, treasury, tax and audit services. The allocations were based on actual costs incurred by Verizon and periodic studies that identified employees, or groups of employees, who were totally or partially dedicated to performing activities that benefited us. In addition, we reimbursed Verizon for general corporate costs that indirectly benefited us, including costs for activities such as investor relations, financial planning, marketing services and benefits administration. These allocations were based on actual costs incurred by Verizon, as well as on our size relative to other Verizon subsidiaries. We believe that these cost allocations are reasonable for the services provided. We also believe that these cost allocations are consistent with the nature and approximate amount of the costs that we would have incurred on a stand-alone basis.

The costs we will incur as a stand-alone company will initially include payment for services provided by Verizon under a transition services agreement, which became effective at the consummation of the spin-off. Under the transition services agreement, Verizon will continue to provide certain services that it has historically provided to us, including portions of information technology, financial services and human resources for an interim period. During the period of the transition services agreement, we will incur one-time costs for transition activities and may incur some duplicative expenses as we start up certain stand-alone functions. We estimate these one-time costs to be approximately $124 million. We expect to fund these costs from available cash. Following the full implementation of our stand-alone functions and the termination of the transition services agreement, we expect costs for the stand-alone services to be similar to our historical costs. However, there can be no assurance that our costs will not exceed our historical cost allocations for similar services.

The financial statements are prepared using United States generally accepted accounting principles (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates and assumptions. Examples of significant estimates include the allowance for doubtful accounts, the recoverability of property, plant and equipment, goodwill and other intangible assets, valuation allowances on tax assets and liabilities, and pension and postretirement benefit assumptions. See “—Critical Accounting Policies” for a summary of the critical accounting policies used in preparing our financial statements.

Operating Revenue

We derive our operating revenue primarily from the sale of advertising in our print directories, which we refer to as print products revenue. Of our total 2006 operating revenue of $3,221 million, $2,978 million, or 92.5% came from the sale of advertising in our print directories. Revenue from our Internet products, including Superpages.com, which we refer to as Internet revenue, was $230 million, or 7.1% of our total 2006 operating revenue. Other revenue sources were $13 million, or 0.4%, of our total 2006 operating revenue.

Growth in operating revenue can be affected by several factors, including changes in advertising customers, changes in the pricing of advertising, changes in the quantity of advertising purchased per customer, changes in the size of the sales force and the introduction of additional products, which generate incremental revenues. We continue to face competition in our print directories markets as well as from other advertising media, including cable television, radio and the Internet. Over the past several years, as a result of this competition, among other things, our print product revenue in our incumbent markets has declined. However, these declines have been offset in part by growth in our independent directories business and Internet yellow pages business.

Print Products. Advertising in print directories is sold a number of months prior to the date each title is published. We recognize revenue ratably over the life of each directory, which is typically 12 months, using the amortization method of accounting, with revenue recognition commencing in the month of publication. A portion of the revenue reported in any given year represents sales activity and in some cases publication of directories, that occurred in the prior year. Print advertising is sold to two customer sets: local advertisers, comprised of small and medium-sized businesses that advertise in a limited geographical area, and national advertisers, comprised of larger businesses that advertise regionally or nationally. The proportion of print product revenue attributable to local and national advertisers has historically been consistent over time, with 83.8%, 84.6% and 85.4% attributable to local revenue and 16.2%, 15.4% and 14.6% attributable to national revenue in 2006, 2005 and 2004, respectively.

Internet. Our Internet products, including Superpages.com, earn revenue from two primary sources: fixed-fee services and performance-based advertising products. Fixed-fee services include advertisement placement on our Superpages.com site, and web site development and hosting for our advertisers. Revenue from fixed-fee services is recognized monthly over the life of the service. Performance-based advertising products revenue is earned when consumers connect with our Superpages.com advertisers by a “click” on their Internet advertising or a phone call to their businesses. Performance-based advertising products revenue is recognized when there is evidence that qualifying transactions have occurred.

Other Revenue. Other revenue includes commercial printing services and the sale of directories. On February 16, 2006, we sold our printing plant assets and no longer derive revenue from commercial printing services. See Note 4 to the financial statements for additional information on the sale of our printing assets.

Operating Expense

Operating expense is comprised of four expense categories: (1) selling, (2) cost of sales, (3) general and administrative and (4) depreciation and amortization.

Selling. Selling expense includes the sales and sales support organizations, including base salaries and sales commissions paid to the local sales force, national sales commissions paid to independent certified marketing representatives, local marketing and promotional expenses, sales training and customer care. All selling costs are expensed as incurred. In 2006, selling expense of $732 million represented 38.6% of total operating expense and 22.7% of total operating revenue.

In 2003, Verizon offered a management voluntary separation program to substantially all of its non-union and certain union employees, including our sales force. A substantial portion of our sales force accepted this program offer, including representatives with limited experience and tenure, as well as sales representatives nearing retirement. As a result, sales were negatively impacted causing reductions in amortized revenue over time. Since 2003, we have focused on rebuilding our sales force through incremental hiring to higher staffing levels. Our sales force headcount remained relatively constant in 2004 and 2005. In 2006, we increased our sales force headcount by approximately 500 sales force employees.

The management voluntary separation program has impacted our financial results both from a revenue and an expense perspective. Because we recognize revenue over the life of a directory but expense selling costs when incurred, the impact of a change in headcount on revenues and expenses does not entirely occur in the same year. Although we began to increase our hiring in 2004, we continued to see the management voluntary separation program negatively impact our sales into 2004 and 2005 directories, which was subsequently reflected in amortized revenues recognized in 2004, 2005 and into 2006. The continuing impact on revenues also results from the six- to 18-month ramp-up in productivity for new hires, and the sales cycle for print directories, which can be as long as six months.

While an increase in total headcount will generally result in higher selling expenses, this can be offset by sales force turnover. In 2004, headcount increased while turnover rates remained relatively high, due in part to the significant number of new hires. Therefore, our selling expenses reflected reduced employee-related costs. Our headcount level remained relatively constant in 2005.

Cost of Sales. Cost of sales includes the costs of producing and distributing both print and Internet directories yellow pages, including publishing operations, web site development, paper, printing, directory distribution and Internet traffic costs. Costs directly attributable to producing print directories are amortized over the average life of a directory. These costs include paper, printing and initial distribution. All other costs are expensed as incurred. In 2006, cost of sales of $629 million represented 33.1% of total operating expense and 19.5% of total operating revenue.

General and Administrative. General and administrative expense includes corporate management and governance functions, which are comprised of finance, human resources, real estate, marketing, legal, public relations, billing and receivables management. In addition, general and administrative expense includes bad debt, operating taxes, insurance, image and brand advertising and other general expenses. All general and administrative costs are expensed as incurred. In 2006, general and administrative expense of $448 million represented 23.6% of total operating expense and 13.9% of total operating revenue. Historically, our general and administrative expense has included the costs of other services, including real estate, information technologies, legal, finance and human resources, shared among Verizon affiliates; however, after the spin-off, we will incur and bear these costs directly.

Depreciation and Amortization. In 2006, depreciation and amortization expense of $89 million represented 4.7% of total operating expense and 2.8% of total operating revenue. In 2006, depreciation expense for property, plant and equipment was $42 million and software amortization was $47 million.

Interest Expense (Income), Net

Due to the acquisition of debt related to the spin-off from our former parent, we will now incur interest expense of approximately $700 million annually, based on interest rates as of December 31, 2006. Historically, we received interest income on the notes held with our former parent and from other sources. For the years ended December 31, 2006, 2005 and 2004, we received interest income of $26 million, $16 million and $12 million respectively.

Provision for Income Taxes

We have been included in Verizon’s consolidated federal and state income tax returns prior to the spin-off and will file stand-alone returns for subsequent periods. However, the provision for income taxes in our consolidated financial statements has been determined as if we had filed our own consolidated income tax returns separate and apart from Verizon.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth our operating results for 2006 and 2005:

Years ended December 31,	2006	2005	Change	%
	(in millions except %)
Print products	$2,978	$3,147	$(169)	(5.4)%
Internet	230	197	33	16.8
Other	13	30	(17)	(56.7)

Total operating revenue	3,221	3,374	(153)	(4.5)
Selling	732	646	86	13.3
Cost of sales (exclusive of depreciation and amortization)	629	622	7	1.1
General and administrative	448	374	74	19.8
Depreciation and amortization	89	91	(2)	(2.2)

Total operating expense	1,898	1,733	165	9.5

Operating income	1,323	1,641	(318)	19.4
Interest expense (income), net	60	(16)	76	nm

Income before provision for income taxes	1,263	1,657	(394)	(23.8)
Provision for income taxes	491	632	(141)	(22.3)

Net income	$772	$1,025	$(253)	(24.7)%

Operating Revenue

Operating revenue of $3,221 million in 2006 decreased $153 million, or 4.5%, compared to $3,374 million in 2005 for the reasons described below.

Print Products. Revenue from print products of $2,978 million in 2006 decreased $169 million, or 5.4%, compared to $3,147 million in 2005. Of this decline, $22 million was from the sale of our Hawaii operations in 2005. The remainder of this decline resulted from reduced advertiser renewals, partially offset by the addition of new advertisers, increases in advertiser spending and revenue from new product offerings. We continued to face competition in the print directory market and from other advertising media, including cable television, radio and the Internet.

Internet. Internet revenue of $230 million in 2006, including $9 million from the Inceptor acquisition (see Note 5 to the financial statements), increased $33 million, or 16.8%, compared to $197 million in 2005, as we continued to expand our product offerings, market reach and advertiser base. The growth rate was lower than that realized in 2005 due to the introduction of performance-based advertising products and a resulting customer shift to these products from fixed-fee advertising products. Performance-based products are at an earlier stage of development and have not yet reached their anticipated level of revenue growth.

Other Revenue. Other revenue includes commercial printing services and the sale of directories. Other revenue of $13 million in 2006 decreased $17 million, or 56.7%, compared to $30 million in 2005. This decrease is attributable to the elimination of commercial printing services revenue resulting from the sale of our printing assets in February 2006.

Operating Expense

Operating expense of $1,898 million in 2006 increased $165 million, or 9.5%, compared to $1,733 million in 2005.

Selling. Selling expense of $732 million in 2006 increased $86 million, or 13.3%, compared to $646 million in 2005. This increase was primarily driven by higher employee-related costs associated with hiring approximately 500 additional sales force employees, increased facility costs, sales commissions and advertising intended to stimulate revenue growth, partially offset by lower national sales commissions.

Cost of Sales. Cost of sales of $629 million in 2006 increased $7 million, or 1.1%, compared to $622 million in 2005. This increase was primarily due to higher traffic costs associated with Superpages.com and increased distribution costs, partially offset by lower printing costs.

General and Administrative. General and administrative expense of $448 million in 2006 increased $74 million, or 19.8%, compared to $374 million in 2005. The increase was primarily related to one-time separation costs related to the spin-off of $30 million, a charge of $39 million for a one-time adjustment to record Verizon stock-based compensation that vested at the time of the spin-off, higher employee-related expenses and increased contractor costs. These increases were partially offset by lower bad debt expense. Bad debt expense of $140 million in 2006 decreased by $27 million, or 16.2%, compared to $167 million in 2005. Bad debt expense as a percent of total operating revenue was 4.3% for 2006 compared to 4.9% for 2005.

Depreciation and Amortization. Depreciation and amortization expense of $89 million in 2006 decreased $2 million, or 2.2%, compared to $91 million in 2005.

Interest Expense (Income), Net

Interest expense, net of interest income, of $60 million increased $76 million compared to interest income of $16 million in 2005 as a result of the spin-off and acquiring debt of $9,115 million. We recorded $86 million of interest expense since November 17, 2006. This was partially offset by higher interest income in 2006 related to our note receivable balance due from our former parent. This note was settled at the date of the spin-off.

Net Income

Net income of $772 million in 2006 decreased $253 million, or 24.7%, compared to $1,025 million in 2005, primarily due to the after-tax effects of the items described above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table sets forth our operating results for 2005 and 2004:

Years ended December 31,	2005	2004	Change	%
	(in millions except %)
Print products	$3,147	$3,318	$(171)	(5.2)%
Internet	197	165	32	19.4
Other	30	30	—	—

Total operating revenue	3,374	3,513	(139)	(4.0)
Selling	646	681	(35)	(5.1)
Cost of sales (exclusive of depreciation and amortization)	622	582	40	6.9
General and administrative	374	563	(189)	(33.6)
Depreciation and amortization	91	86	5	5.8

Total operating expense	1,733	1,912	(179)	(9.4)

Operating income	1,641	1,601	40	2.5
Interest expense (income), net	(16)	(12)	(4)	33.3

Income before provision for income taxes	1,657	1,613	44	2.7
Provision for income taxes	632	641	(9)	(1.4)

Net income	$1,025	$972	$53	5.5%

Operating Revenue

Our 2005 operating revenue of $3,374 million declined $139 million, or 4.0%, compared to $3,513 million in 2004 for the reasons described below.

Print Products. Revenue from print products of $3,147 million in 2005 decreased $171 million, or 5.2%, from $3,318 million in 2004. Of this decline, $44 million was from the sale of our Hawaii operations in the second quarter of 2005. The remainder of this decline resulted from reduced advertiser renewals, partially offset by the addition of new advertisers, increases in advertiser spending and revenue from new product offerings. Although we had partially restored our sales force staffing levels by the end of 2005, Verizon’s 2003 management voluntary separation program that affected sales into 2004 and 2005 publications continued to negatively impact print products revenue amortized in 2005. We also continued to face competition in the print directory market and from other advertising media, such as cable television, radio and the Internet.

Internet. Our Internet revenue of $197 million in 2005 grew $32 million, or 19.4%, from $165 million in 2004, as we continued to expand our product offerings, market reach and advertiser base.

Other Revenue. Other revenue includes commercial printing services and the sale of directories. Revenue from these sources did not change year-over-year.

Operating Expense

Operating expense of $1,733 million in 2005 declined $179 million, or 9.4%, compared to $1,912 million in 2004.

Selling. Selling expense of $646 million in 2005 decreased $35 million, or 5.1%, compared to $681 million in 2004. This decrease was primarily driven by lower sales commission expense due to reduced sales. Additional cost reductions were driven by lower local advertising expense, contractor costs, and facility costs.

Cost of Sales. Cost of sales of $622 million in 2005 increased $40 million, or 6.9%, compared to $582 million in 2004. This increase was primarily driven by increased printing and distribution costs associated with increased paper costs, additional directory volumes for our market expansion program, and our roll out of companion directories in many of our existing markets.

General and Administrative. General and administrative expense of $374 million in 2005 decreased by $189 million, or 33.6%, compared to $563 million in 2004. This decrease was primarily due to a $66 million, or 28.3% reduction in bad debt expense to $167 million in 2005, compared to $233 million in 2004. Bad debt expense as a percentage of total operating revenue was 4.9% in 2005 compared to 6.6% in 2004. This decrease was due to changes in our credit policies and improvements to our collection processes. Reduced contractor expenses associated with lower outside collection agency fees and reduced system conversion activities, lower litigation costs than were experienced in 2004 due to the resolution of our litigation with Yellow Book, and decreased employee-related costs also contributed to lower general and administrative expense in 2005 compared to 2004.

Depreciation and Amortization. Depreciation and amortization expense of $91 million in 2005 increased $5 million in 2005, or 5.8%, compared to $86 million in 2004, primarily due to increased software amortization.

Net Income

Net income of $1,025 million in 2005 increased $53 million, or 5.5%, compared to $972 million in 2004, primarily due to the after-tax effects of the items described above.

Liquidity and Capital Resources

Historical

Historically, our principal source of liquidity was cash flow generated from operations. We have historically generated sufficient cash flow to fund our operations and investments and to make dividend payments to Verizon. Prior to the spin-off from Verizon, we had a financial services arrangement with Verizon Financial Services LLC. We could, along with other Verizon affiliates, borrow or advance funds on a day-to-day (“demand”) basis. Because these borrowings and advances were based on a variable interest rate and demand note basis, the carrying value of the note approximated fair market value. We were in a note receivable position of $348 million at December 31, 2005, and $241 million at December 31, 2004. On the date of the spin-off, the note receivable we had with Verizon Financial Services LLC was settled.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth a summary of cash flows for the years ended December 31, 2006 and 2005:

Year Ended December 31,	2006	2005	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$993	$1,239	$(246)
Investing activities	(41)	(76)	35
Financing activities	(780)	(1,163)	383

Increase In Cash and Cash Equivalents	$172	$—	$172

Our primary source of funds continues to be cash generated from operations. In 2006, cash from operations decreased $246 million, or 19.9%, compared to 2005, primarily due to reduced revenues and increased selling expense.

Historically, we experienced a cash outflow of approximately $20 million annually for other post employment benefit costs. We expect to continue to experience similar OPEB cash outflows subsequent to the spin-off.

Cash used in investing activities decreased $35 million, or 46.1%, in 2006 compared to 2005, primarily due to cash proceeds of $20 million from the sale of our printing plant assets in the first quarter of 2006, a decrease in capital expenditures of $14 million to $64 million in 2006 from $78 million in 2005, and a decrease in short-term investments of $17 million due to not funding certain trusts historically established for the funding of employee benefits, partially offset by a cash outlay of $16 million in the third quarter of 2006 for the acquisition of Inceptor Inc. See Note 5 to our financial statements for additional information on our acquisition of Inceptor Inc.

Cash used in financing activities decreased $383 million, or 32.9%, in 2006, compared to 2005, primarily due to a decrease in dividends and returns of capital paid to Verizon affiliates of $406 million, a change in our notes receivable with Verizon of $453 million and the proceeds from the issuance of long term debt of $1,953 million offset by the final distribution to our former parent of $2,429 million.

We believe the net cash provided by our operating activities, supplemented as necessary with borrowings under the Revolving Credit Facility, and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the year 2007.

Senior Secured Credit Facilities

On November 17, 2006, we entered into senior secured credit facilities (the “Credit Facilities”), which consist of: a) Tranche A term loan facility of approximately $1,515 million (the “Tranche A Facility”), (b) Tranche B term loan facility of $4,750 million (the “Tranche B Facility”), and (c) a $250 million revolving credit facility (“Revolving Credit Facility”), which matures and is due on November 17, 2011. The Credit Facilities are guaranteed by substantially all of our subsidiaries and are secured by substantially all of our present and future assets.

Payments of principal and interest under the Tranche A Facility are due quarterly with principal payments beginning in 2009, with a final payment due at maturity on November 13, 2013. Principal payments under the Tranche A Facility amortize as a percentage of the total term loan in an amount per quarter equal to the following: 2009 – 1.25%; 2010 – 2.50%; 2011 – 3.75%; 2012 – 5.00%; 2013 (first three quarters) – 12.50%; Maturity – 12.50%. The Tranche B Facility is payable in equal quarterly installments beginning in 2007 in an amount equal to 0.25% per quarter, with the balance due on the maturity date of November 17, 2014. At December 31, 2006, the interest rates on the Tranche A Facility and the Tranche B Facility were 6.85% and 7.35% respectively.

At December 31, 2006, approximately $249 million was available for borrowing (net of $1 million of letters of credit issued) under the Revolving Credit Facility. We pay a commitment fee of 0.375% for the unused portion of the Revolving Credit Facility, calculated based on the daily unused amount and payable on a quarterly basis. Proceeds from the Revolving Credit Facility are available to pay fees and expenses related to the spin-off from our former parent, for working capital and general corporate purposes.

Senior Unsecured Notes

The outstanding senior unsecured notes of $2,850 million (“Senior Unsecured Notes”) were issued under an indenture dated November 17, 2006. The Senior Unsecured Notes mature on November 17, 2016. Interest is payable semiannually (at 8% per year) in cash to holders of Senior Unsecured Notes of record beginning in March 2007. The Senior Unsecured Notes are general unsecured obligations and are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing such secured indebtedness. The Senior Unsecured Notes are not currently registered with the Securities and Exchange Commission, but we expect to register them in 2007.

Debt Covenants and Maturities

The Credit Facilities and Senior Unsecured Notes require us to comply with customary affirmative and negative covenants and include customary events of default. Included in these covenants is a quarterly leverage ratio (total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined) covenant calculation. Our financing arrangements contain restrictions on our ability to pay dividends on shares of our common stock based on meeting certain performance measures and complying with other conditions. At December 31, 2006, we were in compliance with all of our debt covenants.

Maturities of long-term debt outstanding at December 31, 2006, are $48 million in 2007, $47 million in 2008, $123 million in 2009, $199 million in 2010, $275 million in 2011 and $8,423 million thereafter.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table sets forth a summary of cash flows for 2005 and 2004:

Years Ended December 31,	2005	2004	Change
	(in millions)
Cash Flow Provided By (Used In):
Operating activities	$1,239	$1,170	$69
Investing activities	(76)	(77)	1
Financing activities	(1,163)	(1,093)	(70)

Increase (Decrease) In Cash and Cash Equivalents	$—	$—	$—

In 2005, cash from operations increased $69 million, or 5.9%, compared to 2004, primarily due to the impact of severance payments made in 2004 associated with Verizon’s 2003 management voluntary separation program and legal fees paid in 2004 associated with the resolution of the Yellow Book litigation, partially offset by higher income tax payments in 2005.

Cash used in investing activities decreased $1 million, or 1.3%, in 2005 compared to 2004 due to capital expenditures decreasing $7 million to $78 million in 2005 from $85 million in 2004 and an increase in cash from our short-term investment activity of $13 million, partially offset by cash proceeds of $19 million received in 2004 from the sale of facilities. Our short-term investments include principally cash equivalents held in trust accounts for payment of employee benefits.

Cash used in financing activities increased $70 million, or 6.4%, in 2005 compared to 2004 due to an increase of $124 million in dividends and returns of capital paid to Verizon affiliates of $1,058 million in 2005 from $934 million in 2004, partially offset by the change in our affiliate note receivable of $54 million.

Contractual Obligations

Our contractual obligations as of December 31, 2006, are summarized below:

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations	$9,115	$48	$170	$474	$8,423
Interest payments on long-term debt obligations	5,515	678	1,345	1,304	2,188
Operating lease obligations	68	26	32	10	—
Other long-term liabilities reflected on balance sheet	392	23	51	58	260

Total	$15,090	$775	$1,598	$1,846	$10,871

Critical Accounting Policies

A summary of the critical accounting policies used in preparing our financial statements are as follows:

Revenue Recognition

We earn revenues primarily from print and Internet yellow pages directory advertising. The sale of advertising in print directories is the primary source of revenues. We recognize revenues ratably over the life of each directory using the amortization method of accounting, with revenue recognition commencing in the month of publication. Our Internet yellow pages directory, Superpages.com, earns revenues from two sources: fixed-fee and performance-based advertising products. Fixed-fee advertising includes advertisement placement on our Superpages.com site and web site development and hosting for our advertisers. Revenues from fixed-fee advertisers are recognized monthly over the life of the advertising service. Performance-based advertising products revenues are earned when consumers connect with our Superpages.com advertisers by a “click” on their Internet advertising or a phone call to their businesses. Performance-based advertising products revenues are recognized when there is evidence that qualifying transactions have occurred.

For “click through” transactions, participating web site links are each assigned a unique identification number and on a daily basis, our system counts each “click” on the advertiser’s Internet advertising. We exclude non-qualifying clicks through proprietary technology and through independent verification. For performance-based advertising in the form of telephone calls to our advertisers, we assign the advertiser a unique telephone number, which we use to track qualifying transactions. In these performance-based transactions, we set the click or call bid price daily and multiply it by the number of qualifying transactions occurring on that day for each advertiser.

Expense Recognition

Direct costs related to the production of directories are amortized over the average life of a directory under the deferral and amortization method. Direct costs include paper, printing and initial distribution. Paper costs are stated on an average cost basis. All other costs are recognized as incurred.

Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history and an estimate of uncollectible accounts. Management may exercise its judgment in adjusting the provision as a consequence of known items, including current economic factors and credit trends. Accounts receivable adjustments are recorded against the allowance for doubtful accounts. Bad debt expense as a percentage of revenue was 4.3%, 4.9%, and 6.6% for the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. We have been included in Verizon’s consolidated federal and state income tax returns prior to the spin-off and will file stand-alone returns for subsequent periods. However, the provision for income taxes in our consolidated financial statements has been determined as if we had filed our own consolidated income tax returns separate and apart from Verizon.

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize potential liabilities for anticipated tax audit issues based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

Employee Benefit Plans

Prior to the spin-off from Verizon, we participated in Verizon’s benefit plans. Effective with the spin, we created our own employee benefit plans that are substantially similar to the Verizon plans. Under our plans, pension, postretirement health care and life insurance benefits (“OPEB”) earned during the year, as well as interest on projected benefit obligations, are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. In December 2005, Verizon announced that participants in its management pension plans, including our management employees, will no longer earn pension benefits or earn service towards our retiree medical subsidy after June 30, 2006. Key assumptions in determining the employee benefit obligations include the estimated return on plan assets, rate of compensation increase, discount rate used in determining the pension and OPEB benefit obligation and the estimated health care trend rates used in determining the OPEB benefit obligations.

A sensitivity analysis of the impact of changes in these assumptions on the expense (income) recorded for the year ended December 31, 2006, pertaining to pension and postretirement benefit plans, is provided in the table below.

	Pension		Health Care and Life
	+1.0%	-1.0%	+1.0%	-1.0%
Discount rate	$(1)	$2	$(3)	$3
Expected return assets	(1)	1	—	—
Health care trend rate	—	—	3	(2)

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operation, financial condition, or liquidity.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We are currently evaluating the potential impact this standard will have on our financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flow respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various types of market risk in the normal course of business. In particular, we are subject to interest rate variability primarily associated with borrowings under our credit facilities. The debt covenants under our credit agreements require us to employ risk management strategies to minimize our exposure to market risk.

Approximately 31% of our outstanding debt at December 31, 2006, is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows because we intend to hold the debt until maturity unless market conditions are favorable or other factors force us to retire the debt early.

We performed an interest rate sensitivity analysis on our variable-rate debt. The analysis indicates that a 0.5% increase in our average interest rate would reduce our 2006 pre-tax earnings by $46 million, without taking into account potential hedging activities required by our debt covenants. While earnings and cash flows are impacted as interest rates change, our variable-rate debt is not subject to changes in fair value.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Idearc Inc.

We have audited the accompanying consolidated balance sheets of Idearc Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Idearc Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006, and for pension and other postretirement benefits effective December 31, 2006.

/s/ Ernst & Young LLP

Dallas, Texas

March 6, 2007

Idearc Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(in millions, except per share amounts)
Operating Revenue
Print products	$2,978	$3,147	$3,318
Internet	230	197	165
Other	13	30	30

Total Operating Revenue	3,221	3,374	3,513
Operating Expense
Selling	732	646	681
Cost of sales (exclusive of depreciation and amortization)	629	622	582
General and administrative	448	374	563
Depreciation and amortization	89	91	86

Total Operating Expense	1,898	1,733	1,912

Operating Income	1,323	1,641	1,601
Interest expense (income), net	60	(16)	(12)

Income Before Provision for Income Taxes	1,263	1,657	1,613
Provision for income taxes	491	632	641

Net Income	$772	$1,025	$972

Basic and diluted earnings per common share	$5.29	$7.03	$6.66

Basic and diluted shares outstanding	146	146	146

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Balance Sheets

	At December 31,
	2006	2005
	(in millions, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$172	$—
Note receivable due from Verizon	—	348
Accounts receivable, net of allowances of $76 and $80	325	366
Deferred directory costs	147	168
Current deferred tax assets	50	33
Prepaid expenses and other	13	27

Total current assets	707	942
Property, plant and equipment	474	511
Less: accumulated depreciation	331	347

	143	164

Goodwill	73	70
Other intangible assets, net	103	123
Pension assets	174	—
Non-current deferred tax assets	21	113
Debt issuance costs	97	—

Total assets	$1,318	$1,412

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$412	$332
Deferred revenue	190	209
Current maturities of long-term debt	48	—
Other	42	43

Total current liabilities	692	584
Long-term debt	9,067	—
Employee benefit obligations	401	499
Other liabilities	4	4
Shareholders’ equity (deficit):
Common stock ($.01 par value; 225 million shares authorized, 145,851,862 shares issued and outstanding in 2006)	1	—
Additional paid-in capital (deficit)	(8,786)	—
Retained earnings	7	—
Accumulated other comprehensive loss	(68)	—
Parent’s equity	—	325

Total shareholders’ equity (deficit)	(8,846)	325

Total liabilities and shareholders’ equity (deficit)	$1,318	$1,412

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

(in millions)

	Common Stock(1)	Additional Paid-in Capital (Deficit)	Retained Earnings(2)	Accumulated Other Comprehensive Loss	Parent’s Equity	Total
Balance at December 31, 2003	$—	$—	$—	$—	$226	$226

Net income	—	—	—	—	972	972
Dividends / returns of capital paid to former parent	—	—	—	—	(934)	(934)
Other	—	—	—	—	53	53

Balance at December 31, 2004	—	—	—	—	317	317

Net income	—	—	—	—	1,025	1,025
Dividends / returns of capital paid to former parent	—	—	—	—	(1,058)	(1,058)
Other	—	—	—	—	41	41

Balance at December 31, 2005	—	—	—	—	325	325

Net income	—	—	7	—	765	772
Dividends / returns of capital paid to former parent	—	—	—	—	(652)	(652)
Pre-spin-off transactions with former parent	—	—	—	—	245	245
Final distribution to former parent	—	(1,722)	—	—	(707)	(2,429)
Issuance of common stock	1	(1)	—	—	—	—
Issuance of debt securities	—	(7,063)	—	—	—	(7,063)
Adoption of accounting standard—SFAS No. 158	—	—	—	(68)	—	(68)
Other	—	—	—	—	24	24

Balance at December 31, 2006	$1	$(8,786)	$7	$(68)	$—	$(8,846)

(1)	The number of shares issued on November 17, 2006, was 145,851,862. No additional shares were issued through December 31, 2006.
(2)	Represents net income from November 18, 2006, through December 31, 2006.

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Cash Flows from Operating Activities
Net income	$772	$1,025	$972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	89	91	86
Employee retirement benefits	50	48	61
Deferred income taxes	(55)	11	123
Provision for uncollectible accounts	140	167	233
Changes in current assets and liabilities
Accounts receivable	(96)	(121)	(217)
Deferred directory costs	21	6	(41)
Other current assets	(6)	—	1
Accounts payable and accrued liabilities	33	(44)	(99)
Other, net	45	56	51

Net cash provided by operating activities	993	1,239	1,170

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(64)	(78)	(85)
Acquisition	(16)	—	—
Proceeds from sale of assets	20	—	19
Other, net	19	2	(11)

Net cash used in investing activities	(41)	(76)	(77)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,953	—	—
Change in note receivable due from Verizon	348	(105)	(159)
Dividends / returns of capital paid to former parent	(652)	(1,058)	(934)
Final distribution to former parent	(2,429)	—	—

Net cash used in financing activities	(780)	(1,163)	(1,093)

Increase in cash and cash equivalents	172	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$172	$—	$—

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Description of Business and Summary of Significant Accounting Policies

Description of Business

On November 17, 2006, Verizon Communications Inc. (“Verizon”) spun-off the companies that comprised its domestic print and Internet yellow pages directories publishing operations. In connection with the spin-off, Verizon transferred to Idearc Inc. all of its ownership interest in Idearc Information Services LLC (formerly Verizon Information Services Inc.). Following the transaction, our assets, liabilities, businesses and employees consisted of those that were primarily related to Verizon’s domestic print and Internet yellow pages directories publishing operations. The transaction was completed through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon’s shareholders.

Idearc Inc. and its subsidiaries (collectively, “Idearc” or the “Company”) is one of the nation’s largest providers of yellow and white page directories and related advertising products. Our products primarily include yellow and white page directories, Superpages.com (www.superpages.com), our Internet yellow pages directory and online shopping resource, and Superpages Mobile, an information directory for wireless subscribers.

We are the exclusive publisher of Verizon-branded yellow and white pages, operating primarily in the states where Verizon is the incumbent local exchange carrier. Unless terminated sooner in accordance with its terms, our 30-year publishing agreement with Verizon will remain in effect until November, 2036, and will automatically renew for additional five-year terms unless we or Verizon provide at least 24 months’ notice of termination.

At December 31, 2006, we had approximately 7,400 employees, of which 2,300 employees were represented by unions and subject to collective bargaining agreements.

Consolidation

The consolidated financial statements include the financial statements of Idearc and its wholly-owned subsidiaries, including Idearc Media Corp., Idearc Media Sales–East Co., Idearc Media Sales–West Inc., Idearc Media Services–East Inc. and Idearc Media Services–West Inc. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

We prepare our financial statements using U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Examples of significant estimates include the allowance for doubtful accounts, the recoverability of property, plant and equipment, goodwill, intangible assets and other long-lived assets, valuation allowances on deferred tax assets, and pension and postretirement benefit assumptions.

Revenue Recognition

We earn revenue primarily from print and online directory publishing. The sale of advertising in printed directories is the primary source of revenue. The Company recognizes revenue ratably over the life of each directory using the amortization method of accounting, with revenue recognition commencing in the month of publication.

Our online directory, Superpages.com, earns revenue from two sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our Superpages.com website, and website development and hosting for our advertisers. Revenue from fixed-fee advertisers is recognized monthly over the life of the advertising service. Performance-based advertising revenue is earned when consumers connect with our Superpages.com advertisers by a “click” on their Internet advertising or a phone call to their business. Revenue from performance-based advertising is recognized when there is evidence that qualifying transactions have occurred.

Expense Recognition

Costs directly attributable to producing directories are amortized over the average life of a directory. These costs include paper, printing and initial distribution. All other costs are recognized as incurred.

Barter Transactions

We enter into certain transactions where a third party provides directory placement arrangements, sponsorships, or other media advertising in exchange for placing their advertising in our print or online directories. Due to the subjective nature of barter transactions, we do not recognize revenue and expense from these transactions. If recognized, revenue associated with barter transactions would be less than 2% of total revenue.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents, except cash equivalents held as short-term investments. Cash equivalents are stated at cost, which approximates market value. At December 31, 2006, we held $172 million in cash and cash equivalents.

Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts.

The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history and an estimate of uncollectible accounts. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Accounts receivable adjustments are recorded against the allowance for doubtful accounts.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term investments, trade receivables, and short-term and long-term debt. Our policy is to deposit our temporary cash investments with major financial institutions. Through sound risk management practices, credit risk is held to a minimum level.

Regarding our accounts receivables, approximately 84% of our directory print products revenue is derived from the sale of advertising to local small- and medium-sized businesses that advertise in a limited geographical area. These advertisers are usually billed in monthly installments and make monthly payments, requiring us to extend credit terms to our customers. This practice is widely accepted within the industry. While most new advertisers and those wanting to expand their current programs are subject to a credit review, the default rates of small- and medium-sized companies are generally higher than those of larger companies. We do not believe that this practice will have a material adverse impact on our future results however, we can give no assurances.

The remaining 16% of our directory print products revenue is derived from the sale of advertising to larger businesses that advertise regionally or nationally. We contract with Certified Marketing Representatives (“CMRs”) who purchase advertising on behalf of these businesses. We receive payment directly from the CMR, net of the CMR’s commission. The CMR is responsible for billing and collecting from the advertisers. While we still have exposure to credit risks, historically, the losses from this customer set have been less than from local advertisers.

Deferred Directory Costs

We include in deferred directory costs unamortized costs directly attributable to producing directories (paper, printing and initial distribution).

Note Receivable Due from Verizon

Prior to the spin-off from Verizon, Idearc had a financial services agreement with Verizon Financial Services, LLC that allowed the Company to contribute to or have internal access to working capital funds. The financial services agreement specified that certain Verizon affiliates would borrow or advance funds on a day-to-day (demand) basis to finance its ordinary business and capital requirements. Since these borrowings and advances were based on a variable interest rate and demand note basis, the carrying value of the note approximated its fair market value.

On the date of the spin-off, the note receivable the Company and its subsidiaries had with Verizon Financial Services, LLC was settled in cash.

Property, Plant, Equipment and Depreciation

We record property, plant and equipment at cost. Property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, which are presented in the following table:

Estimated Useful Lives (in years)
Land improvements and buildings	7-30
Leasehold improvements	1-5
Computer, data processing, and other equipment	3-7
Furniture and fixtures	7
Other	3-5

The cost of additions and improvements are capitalized and expenditures for repairs and maintenance, including the cost of replacing minor items not considered substantial betterments, are expensed as incurred. When property, plant and equipment assets are sold or retired, the related cost and accumulated depreciation are deducted from the accounts and any gains or losses on disposition are recognized in income. Property, plant and equipment accounts are reviewed for impairment whenever events or changes in circumstances may indicate that the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” impairment testing for goodwill is performed at least annually unless indicators of impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the entity level (the reporting unit). Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. After applying the impairment test in 2006, our goodwill was not impaired.

Other Intangible Assets

Other intangible assets are comprised of internal-use software, which we capitalize if it has a useful life in excess of one year, in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Internal use software is amortized over a three to seven year period. Software maintenance and training costs are expensed in the period in which they are incurred.

Capitalized internal-use software costs are amortized using the straight-line method over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed, which determines the fair value of the asset and records an impairment, if any. Each reporting period, the useful life of the intangible assets is reevaluated to assess whether events and circumstances warrant a revision in their remaining useful lives. Our other intangible assets were not impaired in 2006.

For information related to the carry amounts of goodwill and other intangible assets, see Note 7.

Debt Issuance Costs

Certain costs associated with the issuance of debt instruments are capitalized and included in non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the related debt agreements on a straight-line basis. Amortization of deferred financing costs included in interest expense was $1 million for the year ended December 31, 2006.

Stock-Based Compensation

Prior to the spin-off, we participated in Verizon’s employee stock-based compensation plans. Effective January 1, 2003, we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) for all new awards granted, modified or settled. Effective January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment” utilizing the modified prospective method. SFAS No. 123(R) requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption.

As a result of the spin-off from Verizon, the awards outstanding under the Verizon plans vested for our eligible employees, and we recorded a pre-tax charge of $32 million ($20 million after-tax). The after-tax liabilities associated with these plans were then transferred to Verizon as part of the spin-off. The eligible employee awards will be paid by Verizon based on the original vesting schedule. See Note 13 for further information on stock-based compensation.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company had been included in Verizon’s consolidated federal and state income tax returns prior to spin-off and will file stand-alone returns for subsequent periods. However, the provision for income taxes in our consolidated financial statements prior to the spin-off was determined as if the Company filed its own consolidated income tax returns separate and apart from Verizon. See Note 14 for further information on income taxes.

Employee Benefit Plans

Prior to the spin-off from Verizon, we participated in certain Verizon benefit plans. Under those plans, pension, post-retirement health care and life insurance benefits earned during the year, as well as interest on projected benefit obligations, were accrued currently. Prior service costs and credits resulting from changes in plan benefits were amortized over the average remaining service period of the employees expected to receive benefits.

In December 2005, Verizon announced that participants in its management pension plans, including our management employees, will no longer earn pension benefits or earn service towards retiree medical subsidy after June 30, 2006. See Note 11 for additional information.

Effective with the spin-off, Idearc assumed sponsorship of the Idearc Pension Plan for Management Employees, the Idearc Excess Pension Plan and the Idearc Pension Plan for Collectively-Bargained Employees. These plans were substantially similar plans to the Verizon benefit plans. An initial pension asset transfer from Verizon to Idearc, equal to 90% of the estimated asset transfer, was completed shortly after the spin-off. The assets were transferred based on the requirements of Section 414(l) of the Code for all Idearc individuals whose benefits were transferred to the Idearc pension plan. The final transfer amounts, based on actuarial calculations, will be completed as soon as practical.

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158, “Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans”. See Note 11 for additional information.

Employees also participate in savings plans that entitle participants to make contributions and receive Company matching contributions in accordance with the terms of the plan. Effective with the spin-off, Idearc established three defined contribution plans for the benefit of Idearc individuals. These plans are substantially similar to the Verizon Savings Plans.

Advertising Costs

Advertising costs, which are included in “Selling” and in “General and Administrative” expenses in the Consolidated Statements of Income, are expensed as incurred. Advertising costs for the years ended December 31, 2006, 2005 and 2004 were $39 million, $38 million and $44 million, respectively.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. There were no dilutive impacts for the years ended December 31, 2006, 2005 and 2004. For periods prior to November 17, 2006, basic and diluted earnings per share are computed using the number of shares of Idearc common stock outstanding on November 17, 2006, the date on which the Idearc common stock was distributed to the shareholders of Verizon.

The following table illustrates the calculation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	Years ended December 31,
	2006	2005	2004
	(in millions, except per share amounts)
Income available to common shareholders	$772	$1,025	$972
Weighted-average common shares outstanding	146	146	146

Basic and diluted earnings per share	$5.29	$7.03	$6.66

Fair Values of Financial Instruments

The fair values of our cash and cash equivalents, trade receivables, short-term investments and accounts payable approximate their carry amounts due to their short-term nature. The fair values of our debt instruments are determined based on debt with similar maturities and credit quality and current market interest rates. Because our debt was issued near year end, the current carrying value of our debt approximates its fair value.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Idearc will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We are currently evaluating the potential impact this standard will have on our financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flow respectively.

Note 2

Spin-off Transaction

In connection with the spin-off, there were several transactions recorded between the Company and Verizon. The transactions related to pre-spin-off activities and the actual spin-off transaction. There were also certain spin-off transactions that impacted the income statement.

Pre-Spin-Off Activities

Prior to the spin-off, several transactions were recorded which increased parent’s equity by $245 million. The most significant transaction totaled $188 million and pertained to recognizing the pension plan and other post-retirement benefits (“OPEB”) for the Company on a stand-alone basis in accordance with the application of pension and OPEB accounting standards (SFAS No. 87, No. 88 and No. 106). See Note 11 for further information. The remaining net adjustments of $57 million pertained to the transfer of several assets and liabilities between the Company and Verizon based on the terms and conditions of the spin-off transaction.

Spin-Off Transaction

As a result of the spin-off transaction, parent’s equity was reduced to zero through a reduction of $707 million and a series of transactions were recorded to additional paid-in capital (deficit) totaling $8,786 million. On the date of the spin-off, we received the cash settlement of our intercompany notes receivable balance due from Verizon of $588 million. Also, the Company received cash proceeds from the issuance of long-term debt of $1,953 million ($1,965 million before debt issuance costs) and recorded $7,150 million of long-term debt ($7,063 million after debt issuance costs) associated with an exchange of debt with Verizon. The exchange of debt with Verizon of $7,150 million was recognized on our balance sheet as long-term debt, with an offsetting deferred debt issuance asset of $87 million. The net impact of $7,063 million was recorded to additional paid-in capital (deficit) resulting in a deficit equity position. No cash proceeds were received by Idearc. Upon receipt of the proceeds from the note receivable and long-term debt of $2,541 million, we paid a final cash distribution to Verizon of $2,429 million. Additionally, approximately 146 million of Idearc common shares were issued to Verizon shareholders as a dividend in the ratio of one share of the Company’s common stock for every 20 shares of Verizon common stock outstanding.

Income Statement Impact

We recorded a pre-tax charge of $39 million ($24 million after-tax) in general and administrative expense associated with Verizon stock-based compensation awards, which vested as a result of the spin-off. This liability was then transferred to Verizon through parent’s equity as discussed above. Additionally, we incurred pre-tax non-recurring separation costs of $30 million ($26 million after-tax) associated with becoming a stand-alone entity.

As a result of incurring $9,115 million of long-term debt, we will incur a significant amount of interest expense. Our results for the year ended December 31, 2006, only include interest expense from November 17, 2006, through December 31, 2006, of $86 million. For the year ended December 31, 2007, interest expense will be approximately $700 million, based on interest rates as of December 31, 2006.

Note 3

Sales of Business

During the second quarter of 2004, Verizon entered into an agreement to sell our directory markets in Hawaii. This transaction closed during the second quarter of 2005. In connection with this transaction, our Hawaii operations were transferred to our former parent at net book value with no gain or loss recognized by the

Company. Hawaii results of operations are included in our financial statements through the second quarter of 2005 and do not exist in subsequent periods. Revenue was $22 million and $66 million in 2005 and 2004, respectively.

Note 4

Long-Term Printing Contract and Sale of Printing Assets

On February 16, 2006, we entered into a multi-year outsource printing agreement. Beginning in the second quarter of 2006, we outsourced all the printing services for our directories. Prior to this arrangement, we printed approximately 40% of our directories at our own printing plant facilities. By outsourcing all directory printing services, we expect to realize reduced printing and shipping costs over the contract term. Under a separate contract, we sold our existing printing plant assets. As a result, we terminated approximately 250 printing plant employees in the first half of 2006.

Note 5

Acquisition

On July 20, 2006, we purchased Inceptor Inc. (“Inceptor”), a provider of Internet search engine marketing technology, for approximately $16 million and assumed liabilities of $4 million. Inceptor was a privately held company with 45 employees. This transaction will help Superpages.com to further maximize Internet traffic to advertisers who want qualified sales leads. The transaction complements existing search engine marketing products that both companies provided. The historical operating results of Inceptor are not significant compared to the Company’s historical operating results. From the date of acquisition through December 31, 2006, we recorded $9 million of Internet revenue associated with Inceptor.

Note 6

Property, Plant and Equipment

The following table displays the details of property, plant and equipment as of December 31, which is stated at cost:

	At December 31,
	2006	2005
	(in millions)
Land, land improvements and buildings	$71	$68
Leasehold improvements	61	57
Computer, data processing, and other equipment	269	314
Furniture and fixtures	57	56
Other	16	16

	474	511
Less accumulated depreciation	331	347

Total	$143	$164

Depreciation expense for the years ended December 31, 2006, 2005 and 2004, was $42 million, $45 million and $46 million, respectively.

Note 7

Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2006, were as follows:

(in millions)
Balance at December 31, 2005	$70
Acquisition	20
Goodwill reclassifications and other	(17)

Balance at December 31, 2006	$73

Goodwill of $20 million recorded associated with the acquisition noted above is tax deductible.

There were no changes to the carrying amount of goodwill during 2005.

Other Intangible Assets

The following table displays the details of other intangible assets at December 31:

	At December 31,
	2006	2005
	(in millions)
Internal use software:
Gross carrying amount	$272	$292
Less accumulated amortization	169	169

Net book value	$103	$123

Internal use software is amortized over a three to seven-year period. Amortization expense was $47 million, $46 million, and $40 million for the years ended December 31, 2006, 2005 and 2004, respectively. This expense is estimated to be $41 million in 2007, $30 million in 2008, $18 million in 2009, $7 million in 2010 and $2 million in 2011 for the software capitalized at December 31, 2006.

Note 8

Debt

Long-Term Debt

Outstanding long-term debt obligations are as follows:

			At December 31,
	Interest Rates	Maturities	2006	2005
			(in millions)
Senior secured credit facilities:
Revolving credit facility	LIBOR + 1.50%	2011	$—	$—
Tranche A facility	LIBOR + 1.50%	2009-2013	1,515	—
Tranche B facility	LIBOR + 2.00%	2006-2014	4,750	—

Total senior secured credit facilities			6,265	—
Senior unsecured notes	8.0%	2016	2,850	—

Total long-term debt, including current maturities			9,115	—
Less: current maturities of long-term debt			(48)	—

Long-term debt			$9,067	$—

Senior Secured Credit Facilities

On November 17, 2006, the Company entered into senior secured credit facilities (the “Credit Facilities”), which consist of: a) Tranche A term loan facility of approximately $1,515 million (the “Tranche A Facility”), (b) Tranche B term loan facility of $4,750 million (the “Tranche B Facility”), and (c) a $250 million revolving credit facility (“Revolving Credit Facility”), which matures and is due on November 17, 2011. The Credit Facilities are guaranteed by substantially all of the Company’s subsidiaries and are secured by substantially all present and future assets of the Company and its subsidiaries.

Payments of principal and interest under the Tranche A Facility are due quarterly with principal payments beginning in 2009, and a final payment due at maturity on November 13, 2013. Principal payments under the Tranche A Facility amortize as a percentage of the total term loan in an amount per quarter equal to the following: 2009 - 1.25%; 2010 - 2.50%; 2011 - 3.75%; 2012 - 5.00%; 2013 (first three quarters) - 12.50%; Maturity - 12.50%. The Tranche B Facility is payable in equal quarterly installments beginning in 2007 in an amount equal to 0.25% per quarter, with the balance due on the maturity date of November 17, 2014. At December 31, 2006, the interest rates on the Tranche A Facility and the Tranche B Facility were 6.85% and 7.35%, respectively.

At December 31, 2006, approximately $249 million was available for borrowing (net of $1 million of letters of credit issued) under the Revolving Credit Facility. The Company pays a commitment fee of 0.375% for the unused portion of the Revolving Credit Facility, calculated based on the daily unused amount and payable on a quarterly basis. Proceeds from the Revolving Credit Facility are available to pay fees and expenses related to the spin-off from our former parent, for working capital, and general corporate purposes.

Senior Unsecured Notes

The outstanding senior unsecured notes of $2,850 million (“Senior Unsecured Notes”) were issued under an indenture dated November 17, 2006. The Senior Unsecured Notes mature on November 17, 2016. Interest is payable semiannually (at 8% per year) in cash to holders of Senior Unsecured Notes of record beginning in March 2007. The Senior Unsecured Notes are general unsecured obligations of the Company and are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such secured indebtedness. The Senior Unsecured Notes are not currently registered with the Securities and Exchange Commission, but the Company expects to register them in 2007.

Debt Covenants and Maturities

The Credit Facilities and Senior Unsecured Notes require the Company to comply with customary affirmative and negative covenants and includes customary events of default. Included in these covenants is a quarterly leverage ratio (total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined) covenant calculation. Our financing arrangements contain restrictions on our ability to pay dividends on shares of our common stock based on meeting certain performance measures and complying with other conditions. At December 31, 2006, we are in compliance with all of our debt covenants.

Maturities of long-term debt outstanding at December 31, 2006, are $48 million in 2007, $47 million in 2008, $123 million in 2009, $199 million in 2010, $275 million in 2011 and $8,423 million thereafter.

Note 9

Leasing Arrangements

We lease certain facilities and equipment for use in our operations under operating leases. Total net rent expense under operating leases amounted to $32 million in 2006, $32 million in 2005 and $33 million in 2004.

The aggregate minimum net rental commitments under non-cancelable leases at December 31, 2006, are shown for the periods below:

Operating Leases
Years:	(in millions)
2007	$26
2008	19
2009	13
2010	7
2011	3
Thereafter	—

Total minimum rental commitments	$68

Note 10

Shareholders’ Equity (Deficit)

Common Stock

The Company has authorized 225 million shares of $.01 par value common stock (“Common Stock”). Holders of the Company’s Common Stock are entitled to one vote per share. In conjunction with the spin-off, 145,851,862 shares of common stock were issued to the shareholders of Verizon as a dividend in the ratio of one share of the Company’s common stock for every 20 shares of Verizon common stock outstanding.

Additional Paid-in Capital (Deficit)

The Company has a deficit in additional paid-in capital of $8,786 million due to the following transactions related to the spin-off from Verizon.

	At December 31,
	2006	2005
	(in millions)
Portion of final distribution to former parent	$(1,722)	$—
Issuance of common stock	(1)	—
Issuance of debt securities	(7,063)	—

Additional paid-in capital (deficit)	$(8,786)	$—

The final distribution to our former parent was $2,429 million, of which $1,722 million was recorded to additional paid-in capital (deficit) and $707 million was recorded as a reduction of parent’s equity.

The exchange of debt with Verizon of $7,150 million was recognized on our balance sheet as long-term debt, with an offsetting deferred debt issuance asset of $87 million. The net impact of $7,063 million was recorded to additional paid-in capital (deficit) resulting in a deficit equity position. No cash proceeds were received by Idearc. See Note 2 for additional information.

Note 11

Pension and Other Postretirement Benefit Costs

The Company’s pension plans are noncontributory defined benefit pension plans. The postretirement health care and life insurance plans (“OPEB”) for our retirees and their dependents are both contributory and noncontributory and include a limit on the Company’s share of cost for recent and future retirees. We use a measurement date of December 31 for our pension and postretirement health care and life insurance plans.

The pension and OPEB plans for some of our employees are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Idearc may also periodically amend the benefits in the management plans.

Spin-off Transactions

Prior to the spin-off from Verizon, we participated in Verizon’s pension and OPEB plans. Pension and OPEB expenses and benefit payments were allocated to the Company based on Verizon’s allocation methodology. At December 31, 2005, we had a pension liability and OPEB liability of $232 million and $180 million, respectively. Effective with the spin-off, Idearc created its own employee pension and OPEB plans that were substantially similar to the Verizon plans. Pension plan assets were transferred from Verizon based on the requirements of Section 414(l) of the Internal Revenue Code for all Idearc individuals whose accrued benefits were transferred to an Idearc pension plan. This calculation resulted in the pension being transferred to the Company in an over-funded position. An initial pension asset transfer equal to 90% of the estimated asset transfer was completed after the spin-off and prior to December 31, 2006. The final transfer amount, an estimate of which is included in plan assets at December 31, 2006, will be based on actuarial calculations that will be completed as soon as practical.

The Company and Verizon calculated the Company’s pension and OPEB funded status on a stand-alone basis to reflect the terms of the spin-off transaction in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. As a result of the calculation, the pension liability of $214 million prior to the spin-off was adjusted to an asset of $142 million and the OPEB liability of $198 million prior to the spin-off was increased to $244 million. The net change of $310 million was reflected as an increase to parent’s equity of $188 million on an after-tax basis. See Note 2 for further discussion of other spin-off transactions.

Adoption of SFAS No. 158

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158, “Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets, and the benefit obligations) of our defined benefit pension and OPEB plans in our December 31, 2006, balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the unrecognized net actuarial losses, and unrecognized prior service costs, all of which were previously netted against the plans’ funded status pursuant to the provisions of SFAS No. 87 and No. 106. These amounts will continue to be recognized as a component of future net periodic benefit cost. Further, actuarial gains and losses that arise in future periods and are not recognized as net periodic cost in the same periods will be recognized as a component of other comprehensive loss. Those amounts will also be recognized as a component of future net periodic benefit cost.

The incremental effects of adopting the provisions of SFAS No. 158 on our balance sheet at December 31, 2006, resulted in an increase to the pension over-funded status of $25 million and an increase to the OPEB under-funded status of $148 million. The after-tax impact of these adjustments of $68 million was recorded as an increase to accumulated other comprehensive loss as of December 31, 2006. The adoption of SFAS No. 158 had no effect on our consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect our operating results in future periods.

Benefit Costs

The components of benefit costs are as follows:

	Pension			Health Care and Life
	At December 31,			At December 31,
	2006	2005	2004	2006	2005	2004
	(in millions)			(in millions)
Net periodic benefit cost	$13	$19	$19	$34	$29	$33
Income deferral plan charge	7	—	—	—	—	—
Settlement loss	—	—	10	—	—	—
Curtailment loss (gain)	(4)	11	—	—	(11)	—

Total cost	$16	$30	$29	$34	$18	$33

In 2006, as a result of the spin-off from Verizon, we recorded a charge of $7 million pretax ($4 million after-tax) associated with the Income Deferral Plan. This liability was subsequently transferred to Verizon.

In December 2005, Verizon announced that Verizon management employees will no longer earn pension benefits or earn service towards the Company retiree medical subsidy after June 30, 2006. In addition, new management employees hired after December 31, 2005, are not eligible for pension benefits and managers with less than 13.5 years of service as of June 30, 2006, are not eligible for Company-subsidized retiree healthcare or retiree life insurance benefits. Beginning July 1, 2006, management employees received an increased Company match on their savings plan contributions.

As a result of these changes, we recorded a loss of $11 million for pension curtailments and a gain of $11 million in 2005 for retiree medical curtailments, which were recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

We recorded pension settlement losses of $10 million in 2004 related to employees that received lump-sum distributions in connection with the voluntary separation plan that commenced in the fourth quarter of 2003. These charges were recorded in accordance with SFAS No. 88, which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

The following tables summarize benefit costs subsequent to the spin-off, as well as the benefit obligations, plan assets, funded status and rate assumptions associated with pension and postretirement health care and life insurance benefit plans for 2006. The structure of Verizon’s benefit plans does not provide for the separate determination of certain disclosures for our Company for periods prior to the spin-off on November 17, 2006.

	Pension	Health Care and Life
	(in millions, except % amounts)
Change in benefit obligation:
At November 17, 2006	$639	$400
Service cost	1	1
Interest cost	4	2
Actuarial (gain)/loss, net	(42)	(13)
Benefits paid	(8)	—
Other	—	2

Benefit obligations at December 31, 2006	$594	$392

	Pension	Health Care and Life
	(in millions, except % amounts)
Change in plan assets:
At November 17, 2006	$754	$—
Actual return on plan assets	14	—
Company contributions	1	—
Benefits paid	(8)	—

Plan assets at December 31, 2006	$761	$—

Funded status at December 31, 2006 (plan assets less benefit obligations)	$167	$(392)

Amounts recognized in statement of financial position:
Noncurrent assets	$174	$—
Current liabilities	—	(22)
Noncurrent liabilities	(7)	(370)

Net asset/(liability) at end of year	$167	$(392)

Amounts recognized in accumulated other comprehensive loss (pre-tax):
Actuarial (gain)/loss, net	$(40)	$109
Prior service cost	15	39

	$(25)	$148

Weighted-average assumptions, at December 31, 2006:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%
Initial trend rate	—	10.00%
Ultimate trend rate	—	5.00%
Year attained	—	2011

Components of net periodic benefit cost subsequent to the spin-off:
Service cost	$1	$1
Interest cost	4	2
Expected return on assets	(6)	—
Actuarial (gain)/loss, net	—	1

Net periodic benefit cost (income)	$(1)	$4

Estimated amounts to be amortized from accumulated other comprehensive loss during 2007:
Actuarial (gain)/loss	$—	$4
Prior service cost	1	2

Total amount to be amortized	$1	$6

Weighted-average assumptions used for determining benefit cost:
Discount rate	5.75%	5.75%
Expected return on plan assets	8.50%	N/A
Rate of compensation increase	4.00%	4.00%
Initial trend rate	—	10.00%
Ultimate trend rate	—	5.00%
Year attained	—	2011

	Pension	Health Care and Life
	(in millions, except % amounts)
Expected benefit payments (including Medicare Part D Subsidy):
2007	$31	$23
2008	32	25
2009	36	26
2010	39	28
2011	59	30
2012 to 2016	296	154

The accumulated benefit obligation for the Company’s pension is $583 million at December 31, 2006.

Pension Plan Assets

The asset allocations for the pension plans by asset category at December 31, 2006, are as follows:

Asset category	Percentage
Equity securities	71%
Debt securities	24%
Cash or cash equivalents	5%

Total	100%

In order to project the long-term target investment return for the total portfolio, estimates are prepared for the total return of each major asset class over the subsequent 10-year period, or longer. Those estimates are based on a combination of factors including: current market interest rates and valuation levels, consensus earnings expectations, and historical long-term risk premiums. To determine the aggregate return for the pension trust, the projected return of each individual asset class is then weighted according to the allocation to that investment area.

Health Care Trend Impact—One Percentage Point:

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	Increase	Decrease
	(in millions)
Effect on total service and interest cost for 2006	$3	$(2)
Effect on December 31, 2006, postretirement benefit	37	(30)

Assumptions Prior to Spin-off

The structure of Verizon’s benefit plans does not provide for the separate determination of certain disclosures for the Company for periods prior to the spin-off on November 17, 2006. Accordingly, we have provided the Verizon assumptions associated with 2005 and 2004. The actuarial assumptions used are based on market interest rates, past experience, and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations.

The weighted-average assumptions used in determining benefit obligations are as follows:

	Pension		Health Care and Life
	At December 31,		At December 31,
	2005	2004	2005	2004
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of future increases in compensation	4.00	5.00	4.00	4.00

The weighted-average assumptions used in determining net periodic cost are as follows:

	Pension		Health Care and Life
	Years Ended December 31,		Years Ended December 31,
	2005	2004	2005	2004
Discount rate	5.75%	6.25%	5.75%	6.25%
Expected return on plan assets	8.50	8.50	7.75	8.50
Rate of compensation increase	5.00	5.00	4.00	4.00

The assumed health care cost trend rates are as follows:

	Health Care and Life
	At December 31,
	2005	2004
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which cost trend rate gradually declines	5.00%	5.00%
Year the rate reaches level it is assumed to remain thereafter	2010	2009

Note 12

Employee Benefits

Prior to the spin-off from Verizon, we participated in Verizon’s benefit plans. Effective with the spin-off, Idearc created its own employee benefit plans that are substantially similar to the Verizon plans.

Savings Plans

We sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of our employees are eligible to participate in these plans. Effective with the spin-off, Idearc established three defined contribution plans for the benefit of Idearc individuals. These plans are substantially similar to the Verizon Savings Plans. Under these plans, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. We recognize savings plan expenses based on our matching obligation attributable to our participating employees. We recorded total savings plan expenses of $23 million, $17 million, and $16 million in years 2006, 2005, and 2004, respectively.

Severance Benefits

We maintain ongoing severance plans for both management and associate employees, which provide benefits to employees that are terminated. The costs for these plans are accounted for under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” We accrue for severance benefits based on the terms of our severance plans over the estimated service periods of the employees. The accruals are also based on the history of actual severances and expectations for future severances.

The following table provides an analysis of our severance liability:

Year	Beginning of Year	Charged to Expense(1)	Payments	Other	End of Year
	(in millions)
2006	$16	4	(12)	—	$8
2005	$18	4	(5)	(1)	$16
2004	$104	—	(80)	(6)	$18

(1)	Includes accruals for ongoing employee severance.

Note 13

Stock-Based Compensation

Prior to the spin-off from Verizon, the Company participated in the Verizon Communications Long Term Incentive Plan. Under this plan, Verizon granted stock options, restricted stock units and performance stock units to employees. Compensation expenses for these awards were $56 million, $24 million, and $16 million for the years ended December 31, 2006, 2005 and 2004, respectively. As a result of the spin-off from Verizon, the awards under the plans vested for our eligible employees and the Company recorded a charge associated with these plans of $32 million ($20 million after-tax), which is included in the $56 million compensation expense recorded in 2006. The after-tax liabilities associated with these plans were then transferred to Verizon as part of the spin-off. The awards will be paid by Verizon based on the original vesting schedule. Subsequent to the spin-off through December 31, 2006, we have granted no stock awards.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” utilizing the modified prospective method. SFAS No. 123(R) requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. There was no impact to the Company.

Previously, effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) for all new awards granted, modified or settled after January 1, 2003.

Note 14

Income Taxes

Prior to the spin-off, the Company had been included in Verizon’s consolidated federal and state income tax returns. However, the provision for income taxes in our consolidated financial statements prior to the spin-off has been determined as if the Company filed its own consolidated income tax returns separate and apart from Verizon. Subsequent to the spin-off, the Company will file stand-alone returns.

Idearc entered into a tax sharing agreement with Verizon, which governs Verizon’s and Idearc’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax matters. The tax sharing agreement generally allocates responsibility for tax liabilities for periods prior to and subsequent to the spin-off and provides that Idearc will be required to indemnify Verizon and its affiliates against all tax-related liabilities caused by the failure of the spin-off to qualify for tax-free treatment for United States federal income tax purposes to the extent these liabilities arise as a result of any action taken by Idearc or any of Idearc’s subsidiaries following the spin-off or otherwise result from any breach of any representation, covenant or obligation under the tax sharing agreement or any other agreement entered into by Idearc in connection with the spin-off.

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Current
Federal	$449	$536	$432
State and local	97	85	86

	546	621	518

Deferred
Federal	(45)	9	97
State and local	(10)	2	26

	(55)	11	123

Total provision for income taxes	$491	$632	$641

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Years Ended December 31,
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax, net of federal tax benefits	4.5	3.4	4.5
Other, net	(0.6)	(0.3)	0.2

Effective income tax rate	38.9%	38.1%	39.7%

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred income tax assets/liabilities are shown in the following table:

	At December 31,
	2006	2005
	(in millions)
Deferred income tax assets:
Employee benefits	$123	$182
Uncollectible accounts receivable	29	31
Contingent liabilities	46	41

Gross deferred income tax assets	198	254

Deferred income tax liabilities:
Depreciation	46	60
Deferred directory costs	48	48
Debt issuance costs	33	—

Gross deferred income tax liabilities	127	108

Net deferred income taxes	$71	$146

Amounts included in consolidated balance sheets:
Current deferred tax assets	$50	$33
Non-current deferred tax assets	21	113

	$71	$146

No valuation allowance was recorded in 2006 and 2005, because we believe that based on all available evidence it is more likely than not that the gross deferred tax assets will be realized. In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize potential liabilities for anticipated tax audit issues based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

Note 15

Segment Information

We are managed as a single business segment. Our multi-product business is primarily comprised of yellow and white pages directories, Superpages.com, our online directory and search services, and Superpages Mobile, our directory and information services on wireless telephones. These products are all offered by our sales force that is located in local markets across the United States.

Note 16

Additional Financial Information

The tables that follow provide additional financial information related to our consolidated financial statements:

Balance Sheet Information

	At December 31,
	2006	2005
	(in millions)
Accounts Receivable
Amounts billed by Verizon on behalf of Idearc	$76	$114
Amounts billed by Idearc	318	318
Other	7	14

	401	446
Less: allowance for doubtful accounts	76	80

	$325	$366

Accounts Payable and Accrued Liabilities
Accounts payable	$38	$82
Accrued expenses	86	76
Accrued vacation pay	24	25
Accrued salaries and wages	75	46
Accrued taxes	143	103
Accrued interest	46	—

	$412	$332

Cash Flow Information

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Cash Paid (Received)
Income taxes, net of amounts refunded	$433	$480	$390
Interest	10	(15)	(11)

Note 17

Transactions with Verizon and Related Subsidiaries

Transition Services Agreement

On November 17, 2006, we entered into a Transition Services Agreement with Verizon, pursuant to which Verizon and its affiliates will provide specified services to the Company on an interim basis. Among the principal services provided by Verizon are information technology application and support services, as well as data center services. The Transition Services Agreement generally provides for services to be performed through 2007, followed by transition activities through February 17, 2008, unless a particular service is terminated sooner pursuant to the agreement. We will generally be able to terminate a particular service on 30 days’ advance notice, subject to extension by Verizon of up to an additional 30 days.

We will pay Verizon approximately $30 million in fees (exclusive of reimbursements of third party cost) for services provided pursuant to the Transition Services Agreement, assuming each service runs for the full period as contemplated by the Transition Services Agreement.

We have agreed to indemnify Verizon and its affiliates against any third-party claims related to the Transition Services Agreement, except to the extent a claimed loss is determined finally in an arbitration proceeding to have been caused by Verizon or its affiliates’ breach of the agreement. We also have agreed to indemnify Verizon and its affiliates against any taxes owed to them under the agreement, plus incurred costs and expenses. Our indemnification obligations are not subject to a monetary cap.

Financial Statement Transactions

Our consolidated financial statements include the following transactions with Verizon and related subsidiaries:

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Dividends paid and returns of capital	$652	$1,058	$934
Net transactions with former parent related to spin	2,429	—	—
Operating expenses	105	100	106
Interest expense (income), net	(24)	(14)	(4)

We reimbursed Verizon for specific goods and services it provided to, or arranged for, us based on tariffed rates, market prices or negotiated terms that approximated market rates. These goods and services included items such as communications and data processing services, office space, professional fees and insurance coverage.

We also reimbursed Verizon for our share of costs incurred by Verizon to provide services on a common basis to all of its subsidiaries. These costs included allocations for legal, security, treasury, tax and audit services. The allocations were based on actual costs incurred by Verizon and periodic studies that identified employees or groups of employees who were totally or partially dedicated to performing activities that benefited us. In addition, we reimbursed Verizon for general corporate costs that indirectly benefited us, including costs for activities such as investor relations, financial planning, marketing services and benefits administration. These allocations were based on actual costs incurred by Verizon, as well as on our size relative to other Verizon subsidiaries. We believe that these cost allocations are reasonable for the services provided. We also believe that these cost allocations are consistent with the nature and approximate amount of the costs that we would have incurred on a stand-alone basis.

In addition, we paid dividends and other distributions to Verizon based upon available cash balances and the spin-off transaction.

Note 18

Contingencies

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate.

We establish reserves for specific liabilities in connection with regulatory and legal actions that we deem to be probable and estimable. No material amounts have been accrued in our financial statements with respect to any matters. In other instances, including the matters described below, we are not able to make a reasonable estimate of any liability because of the uncertainties related to the outcome and/or the amount or range of loss. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below will have a material effect on our financial condition or results of operations.

We are currently subject to a class action lawsuit and a purported class action lawsuit from current and former sales representatives located in California, New York, Pennsylvania and New Jersey. The plaintiffs in these cases claim that we reduced their incentive pay through offsets for cancellations, non-renewals and credits on customer accounts and shifted a general business risk of loss to our sales representatives through the assignment of accounts which we allegedly knew would not renew their purchases, or would renew them at a lower level. The plaintiffs seek amounts that they allege were unlawfully deducted from their wages, civil penalties, interest, attorneys’ fees and costs. Some of the plaintiffs also seek amounts for overtime they allege they worked for which they were not paid. These cases are at varying stages of defense and the ultimate outcome is not determinable.

We are subject to an alleged patent infringement action that was filed on November 15, 2006, with the U.S. District Court for the Eastern District of Texas. The plaintiff, an English Wales corporation, filed its complaint alleging that it is the owner of U.S. Patent No. 5,930,474 entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” Plaintiff claims that the defendants’ Superpages.com site utilizes technology that infringes its patent and that the defendants, through their agents and employees have induced the infringement or contributory infringement of the patent. Plaintiff seeks an order from the court that finds that the defendants infringed the patent, injunctive relief, and monetary damages. Defendants’ filed a responsive pleading to the complaint on February 9, 2007. The ultimate outcome of this case is not determinable.

Note 19

Quarterly Financial Information (Unaudited)

Quarter Ended	Operating Revenue	Operating Income	Net Income	Earnings per Share(1)
	(in millions except per share amounts)
2006
March 31	$813	$358	$223	$1.53
June 30	802	325	202	1.38
September 30	805	377	248	1.70
December 31(2)	801	263	99.68
2005
March 31	$869	$429	$265	$1.82
June 30	850	402	251	1.72
September 30	834	434	272	1.86
December 31	821	376	237	1.63

(1)	The number of shares issued for the spin-off of Idearc on November 17, 2006, was approximately 146 million. For basic and diluted earning per share calculations it was assumed that approximately 146 million shares were outstanding for all periods presented. No additional shares were issued through December 31, 2006.

(2)	The quarter ended December 31, 2006 includes a $39 million ($24 million after-tax) charge associated with Verizon stock based compensation awards, $28 million ($25 million after-tax) of nonrecurring separation costs and $86 million ($53 million after-tax) of interest expense recorded since November 17, 2006.

Note 20

Subsequent Event

On March 6, 2007, Idearc entered into an interest rate swap to pay fixed and receive floating rate interest to hedge the variability in cash flows attributable to changes in the benchmark interest rate (LIBOR). The swap hedges the first nine interest rate payments on the first $1,710 million of the $4,750 million Tranche B Facility already outstanding (or its replacement) starting March 16, 2007 and ending March 31, 2009. This swap will allow us to comply with our debt covenant that essentially requires that at least 50% of our debt be subject to fixed rates for a minimum of two years. We do not enter into financial instruments for trading or speculative purposes. See Note 8 for additional information regarding our long-term debt.

Schedule II—Valuation and Qualifying Accounts

Idearc Inc. and Subsidiaries

For the Years Ended December 31, 2006, 2005 and 2004

	Balance at Beginning of Period	Additions Charged to Expenses(1)	Deductions(2)	Balance at End of Period
	(in millions)
Allowance for Uncollectible Accounts Receivable:
Year 2006	$80	185	(189)	$76
Year 2005	$135	218	(273)	$80
Year 2004	$150	306	(321)	$135

(1)	Includes sales allowance (recorded as contra revenue) and bad debt expense.
(2)	Amounts written off as sales adjustments and uncollectibles, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

There have not been any changes in our internal control over financial reporting during the fourth quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

The information required by Item 10 with respect to our code of conduct for executive and financial officers and directors is posted on our web site at www.idearc.com in the Investor Relations tab under “Corporate Governance and Community—Code of Conduct.” We will post information regarding any amendment to, or waiver from, our code of conduct on our web site in the Investor Relations tab under “Corporate Governance and Community.”

The information required by Item 10 with respect to director candidates recommended by stockholders is incorporated by reference to the information included under the caption “Corporate Governance—Director Nominations—Stockholder Recommendations” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation—Audit Committee” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “The Board, Its Committees and Its Compensation—Director Compensation” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information included under the captions “Corporate Governance—Director Independence” and “Review and Approval of Transactions with Related Persons” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Exhibits:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, Amendment No. 5 (File No. 001-32939), filed October 30, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, Amendment No. 5 (File No. 001-32939), filed October 30, 2006)

4.1	Indenture, dated November 17, 2006, between the Registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.1	Transition Services Agreement, dated November 17, 2006, between Verizon Information Technologies LLC and Idearc Media Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.2	Publishing Agreement, dated November 17, 2006, among Verizon Communications Inc., Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.3	Non-Competition Agreement, dated November 17, 2006, between Verizon Communications Inc. and Idearc Media Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.4	Branding Agreement, dated November 17, 2006, between Verizon Licensing Company and Idearc Media Corp. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.5	Listings License Agreement, dated November 17, 2006, between specified Verizon telephone operating companies and Idearc Media Corp. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.6	Billing Services Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.7	Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A, filed November 22, 2006)

Exhibits:
10.8	Employee Matters Agreement, dated November 17, 2006, between Verizon Communications Inc. and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.9	Tax Sharing Agreement, dated November 17, 2006, between Verizon Communications Inc. and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on
Form 8-K, filed November 21, 2006)

10.10	Credit Agreement, dated November 17, 2006, among the Registrant, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Bear Stearns & Co., Inc., Bear Stearns Corporate Lending Inc., Banc of America, N.A., Barclays Bank PLC, and Citigroup USA, Inc. (incorporated by reference to
Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.11	Registration Rights Agreement, dated November 17, 2006, among the Registrant, specified guarantors, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.12*	2002 Employment Agreement of Katherine J. Harless (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10, Amendment No. 3 (File No. 001-32939), filed October 20, 2006)

10.13*	Idearc Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.14*	Form of Executive Restricted Stock Agreement for the Idearc Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 16, 2007)

10.15*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10, Amendment No. 4 (File No. 001-32939), filed October 27, 2006)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form 10, Amendment No. 6 (File No. 001-32939), filed November 1, 2006)

23.1	Consent of Ernst & Young LLP

31.1	Certification of Katherine J. Harless filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Andrew Coticchio filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Katherine J. Harless and Andrew Coticchio filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2007.

IDEARC INC.

By:	/S/ KATHERINE J. HARLESS
Katherine J. Harless
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2007.

/S/ KATHERINE J. HARLESS Katherine J. Harless	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ ANDREW COTICCHIO Andrew Coticchio	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ JOHN J. MUELLER John J. Mueller	Director

/S/ JERRY V. ELLIOTT Jerry V. Elliott	Director

/S/ DONALD B. REED Donald B. Reed	Director

/S/ STEPHEN L. ROBERTSON Stephen L. Robertson	Director

/S/ THOMAS S. ROGERS Thomas S. Rogers	Director

/S/ PAUL E. WEAVER Paul E. Weaver	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, Amendment No. 5 (File No. 001-32939), filed October 30, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, Amendment No. 5 (File No. 001-32939), filed October 30, 2006)

4.1	Indenture, dated November 17, 2006, between the Registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.1	Transition Services Agreement, dated November 17, 2006, between Verizon Information Technologies LLC and Idearc Media Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.2	Publishing Agreement, dated November 17, 2006, among Verizon Communications Inc., Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.3	Non-Competition Agreement, dated November 17, 2006, between Verizon Communications Inc. and Idearc Media Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.4	Branding Agreement, dated November 17, 2006, between Verizon Licensing Company and Idearc Media Corp. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.5	Listings License Agreement, dated November 17, 2006, between specified Verizon telephone operating companies and Idearc Media Corp. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.6	Billing Services Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.7	Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A, filed November 22, 2006)

10.8	Employee Matters Agreement, dated November 17, 2006, between Verizon Communications Inc. and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.9	Tax Sharing Agreement, dated November 17, 2006, between Verizon Communications Inc. and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.10	Credit Agreement, dated November 17, 2006, among the Registrant, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Bear Stearns & Co., Inc., Bear Stearns Corporate Lending Inc., Banc of America, N.A., Barclays Bank PLC, and Citigroup USA, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.11	Registration Rights Agreement, dated November 17, 2006, among the Registrant, specified guarantors, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

Exhibit No.	Description
10.12*	2002 Employment Agreement of Katherine J. Harless (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10, Amendment No. 3 (File No. 001-32939), filed October 20, 2006)

10.13*	Idearc Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.14*	Form of Executive Restricted Stock Agreement for the Idearc Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 16, 2007)

10.15*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10, Amendment No. 4 (File No. 001-32939), filed October 27, 2006)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form 10, Amendment No. 6 (File No. 001-32939), filed November 1, 2006)

23.1	Consent of Ernst & Young LLP

31.1	Certification of Katherine J. Harless filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Andrew Coticchio filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Katherine J. Harless and Andrew Coticchio filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement