Form 10-Q
period 2007-03-31
IDEARC INC.
filed 2007-05-11
CIK 1367396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission file number: 1-32939

IDEARC INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5095175
(State of Incorporation)	(I.R.S. Employer Identification No.)

2200 West Airfield Drive, D/FW Airport, TX	75261
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 453-7000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2007, there were 146,837,894 shares of the Registrant’s common stock outstanding.

			Page No.
PART I - FINANCIAL INFORMATION

		Forward-Looking Statements	1

Item	1	Financial Statements	2

Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item	3	Quantitative and Qualitative Disclosures About Market Risk	19

Item	4	Controls and Procedures	19

PART II - OTHER INFORMATION

Item	1	Legal Proceedings	20

Item	1A	Risk Factors	20

Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item	3	Defaults Upon Senior Securities	20

Item	4	Submission of Matters to a Vote of Security Holders	20

Item	5	Other Information	20

Item	6	Exhibits	21

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in Item 1A, “Risk Factors” of Part I to our Annual Report on Form 10-K for the year ended December 31, 2006. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in millions, except per share amounts)
Operating Revenue
Print products	$737	$752
Internet	68	52
Other	1	9

Total Operating Revenue	806	813
Operating Expense
Selling	187	171
Cost of sales (exclusive of depreciation and amortization)	166	162
General and administrative	97	99
Depreciation and amortization	22	23

Total Operating Expense	472	455
Operating Income	334	358
Interest expense (income), net	170	(6)

Income Before Provision for Income Taxes	164	364
Provision for income taxes	60	141

Net Income	$104	$223

Basic and diluted earnings per common share	$.71	$1.53

Basic and diluted weighted-average common shares outstanding	146	146

Dividends declared per common share	$.3425	$—

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At March 31, 2007	At December 31, 2006
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$301	$172
Accounts receivable, net of allowances of $73 and $76	377	325
Deferred directory costs	164	147
Current deferred tax assets	15	50
Prepaid expenses and other	10	13

Total current assets	867	707
Property, plant and equipment	479	474
Less: accumulated depreciation	341	331

	138	143
Goodwill	73	73
Other intangible assets, net	96	103
Pension assets	178	174
Non-current deferred tax assets	61	21
Debt issuance costs	95	97

Total assets	$1,508	$1,318

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$390	$412
Deferred revenue	225	190
Current maturities of long-term debt	48	48
Other	33	42

Total current liabilities	696	692
Long-term debt	9,055	9,067
Employee benefit obligations	399	401
Unrecognized tax benefits	108	—
Other liabilities	5	4
Stockholders’ equity (deficit):
Common stock ($.01 par value; 225 million shares authorized, 146,858,870 and 145,851,862 shares issued and outstanding in 2007 and 2006, respectively)	1	1
Additional paid-in capital (deficit)	(8,782)	(8,786)
Retained earnings	94	7
Accumulated other comprehensive loss	(68)	(68)

Total stockholders’ equity (deficit)	(8,755)	(8,846)

Total liabilities and stockholders’ equity (deficit)	$1,508	$1,318

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in millions)
Cash Flows from Operating Activities
Net income	$104	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22	23
Employee retirement benefits	3	14
Deferred income taxes	—	(3)
Provision for uncollectible accounts	32	36
Changes in current assets and liabilities
Accounts receivable	(84)	(37)
Deferred directory costs	(17)	8
Other current assets	(1)	(5)
Accounts payable and accrued liabilities	139	113
Other, net	3	1

Net cash provided by operating activities	201	373

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(10)	(13)
Proceeds from sale of assets	—	20
Other, net	—	3

Net cash (used in) provided by investing activities	(10)	10

Cash Flows from Financing Activities
Repayment of long-term debt	(12)	—
Change in note receivable due from former parent	—	(159)
Dividends paid to Idearc stockholders	(50)	—
Dividends / returns of capital paid to former parent	—	(224)

Net cash used in financing activities	(62)	(383)

Increase in cash and cash equivalents	129	—
Cash and cash equivalents, beginning of year	172	—

Cash and cash equivalents, end of period	$301	$—

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1

Basis of Presentation

Pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Idearc Inc. and its subsidiaries (collectively, “Idearc” or the “Company”). These interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. The results for the interim periods are not necessarily indicative of results for the full year. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flow.

Note 2

Stock-Based Compensation

Effective November 16, 2006, the Company adopted the Idearc Inc. Long Term Incentive Plan (the “Plan”). The Plan permits the granting of cash and equity-based incentive compensation awards, including restricted stock, restricted stock units, performance shares, performance units, stock options and other awards, such as stock appreciation rights and cash incentive awards, to employees and non-management directors. The maximum number of shares of Idearc common stock authorized for issuance under the Plan is 2.5 million.

During the first quarter of 2007, the Company granted awards under the Plan to employees and non-management directors. These awards are discussed below.

Restricted Stock Units

The Plan provides for grants of restricted stock units (“RSUs”) that can be settled in cash, shares of Idearc common stock or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment”.

On January 9, 2007, certain employees were granted an award of RSUs that will vest on the first anniversary of the grant date. The value of each RSU is equal to the value of one share of Idearc common stock. The RSUs will be settled in cash based on the closing price of Idearc common stock on the vesting date. This award is classified as a liability award because it will be settled in cash. The Company’s liability for this award is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Idearc common stock. No dividends are payable on RSUs. However, dividend equivalents, equal to the amount of the dividend that would have been paid on an equivalent number of shares of Idearc common stock, will be granted in the form of additional RSUs. The dividend equivalent RSUs will be subject to the same vesting, forfeiture and other terms and conditions applicable to the RSUs. A portion of the cost related to this RSU liability award is included in the Company’s compensation expense for the three months ended March 31, 2007.

Changes in the Company’s RSU liability awards outstanding for the three months ended March 31, 2007 were as follows:

	Restricted Stock Units (in thousands)	Weighted Average Fair Value
Nonvested RSUs at beginning of period	—	$—
Granted	608	35.10
Dividend equivalents	7	35.10
Payments	—	35.10
Forfeitures	(17)	35.10

Nonvested RSUs at end of period	598	$35.10

Restricted Stock

The Plan provides for grants of restricted stock. These awards are classified as equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment”.

On January 9, 2007, certain employees were granted an award of restricted stock that will vest in three equal annual installments over a three year period beginning on the grant date. No dividends are payable on unvested shares of restricted stock. However, dividend equivalents, equal to the amount of the dividend that would have been paid on the unvested shares as if they were vested, will be granted in the form of additional RSUs. Each dividend equivalent RSU will be settled with one share of Idearc common stock and will be subject to the same vesting, forfeiture and other terms and conditions applicable to the corresponding unvested share of restricted stock.

On February 13, 2007, our non-management directors were granted two awards of restricted stock: a one-year award that will vest on the first anniversary of the grant date, and a three-year award that will vest on the third anniversary of the grant date. No dividends are payable on unvested shares of restricted stock. However, dividend equivalents, equal to the amount of the dividend that would have been paid on the unvested shares as if they were vested, will be credited to each non-management director and will be settled in cash. The dividend equivalents will be subject to the same vesting, forfeiture and other terms and conditions applicable to the corresponding unvested share of restricted stock.

A portion of the cost related to these restricted stock equity awards is included in the Company’s compensation expense for the three months ended March 31, 2007.

Changes in the Company’s restricted stock awards outstanding for the three months ended March 31, 2007 were as follows:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested restricted stock at beginning of period	—	$—
Granted	1,025	29.56
Dividend equivalent units	10	n/a
Vested	—	—
Forfeitures	(7)	29.32

Nonvested restricted stock at end of period	1,028	$29.56

Performance Units

The Plan provides for grants of performance units that can be settled in cash, shares of Idearc common stock, or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment”.

On February 15, 2007, certain employees were granted a target number of performance units pursuant to the Company’s 2007 long-term incentive compensation program. The target number of performance units may be increased (to a maximum of 150% of the target) or decreased (to zero) based on the Company’s total stockholder return (“TSR”) relative to the TSR of a market benchmark over a three-year measurement period beginning on January 1, 2007 and ending on December 31, 2009 (the “LTI Measurement Period”). Each performance unit will be settled in cash upon vesting in an amount equal to the closing price of Idearc common stock on the last trading day in the LTI Measurement Period.

No dividends are payable on performance units. However, dividend equivalents, equal to the amount of the dividend that would have been paid on an equivalent number of shares of Idearc common stock, will be granted in the form of additional performance units. The dividend equivalent performance units will be subject to the same vesting, forfeiture and other terms and conditions applicable to the performance units.

This award is classified as a liability award because it will be settled in cash upon vesting. All payments are subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance unit award liability is measured at its fair value at the end of each reporting period and will fluctuate based on the performance of Idearc common stock and Idearc’s TSR relative to the TSR of the market benchmark. A portion of the cost related to this performance unit liability award is included in the Company’s stock-based compensation expense for the three months ended March 31, 2007.

Changes in the Company’s performance units outstanding for the three months ended March 31, 2007 were as follows:

	Performance Units (in thousands)	Weighted Average Fair Value
Outstanding performance units at beginning of period	—	$—
Granted	486	35.10
Dividend equivalents	5	35.10
Payments	—	—
Forfeitures	—	—

Outstanding performance units at end of period	491	$35.10

The pre-tax compensation expense recognized for the three month periods ended March 31, 2007 and 2006 related to incentive compensation awards was $12 million and $7 million, respectively. The pre-tax compensation expense for the three months ended March 31, 2006 related to incentive compensation awards granted by Verizon. As of March 31, 2007, unrecognized compensation expense related to the unvested portion of the Company’s RSUs, restricted stock and performance units was approximately $53 million and is expected to be recognized over a weighted-average period of approximately two years.

Note 3

Other Intangible Assets

The following table displays the details of other intangible assets:

	At March 31, 2007	At December 31, 2006
	(in millions)
Internal use software:
Gross carrying amount	$276	$272
Less: Accumulated amortization	180	169

Net book value	$96	$103

Internal use software is amortized over a three to seven-year period. Amortization expense was $12 million for both the three months ended March 31, 2007 and 2006. This expense is estimated to be $32 million for the remainder of 2007, $32 million in 2008, $20 million in 2009, $7 million in 2010, $2 million in 2011 and $1 million in 2012 for the software capitalized at March 31, 2007.

Note 4

Debt

Long-Term Debt

Outstanding long-term debt obligations are as follows:

	Interest Rates	Maturities	At March 31, 2007	At December 31, 2006
			(in millions)
Senior secured credit facilities:
Revolving credit facility	LIBOR + 1.50%	2011	$—	$—
Tranche A facility	LIBOR + 1.50%	2009-2013	1,515	1,515
Tranche B facility	LIBOR + 2.00%	2006-2014	4,738	4,750

Total senior secured credit facilities			6,253	6,265
Senior unsecured notes	8.0%	2016	2,850	2,850

Total long-term debt, including current maturities			9,103	9,115
Less: current maturities of long-term debt			(48)	(48)

Long-term debt			$9,055	$9,067

Senior Secured Credit Facilities

On March 6, 2007, Idearc entered into an interest rate swap to pay fixed rate, and receive floating rate, interest to hedge the variability in cash flows attributable to changes in the benchmark interest rate (LIBOR). The swap hedges the first nine quarterly interest rate payments on the first $1,710 million of the $4,750 million Tranche B facility (or its replacement) starting March 16, 2007 and ending March 31, 2009. This swap will allow us to comply with our debt covenant that requires that at least 50% of our debt be subject to fixed rates for a minimum of two years. We do not enter into financial instruments for trading or speculative purposes.

All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair value of interest rate swaps is determined based on quoted market prices. The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedged transactions have been highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in other comprehensive income, a component of stockholders’ equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period net income.

The interest rate swap described above, designated as a cash flow hedge, was formally assessed to be highly effective on a retrospective and prospective basis. Accordingly, the change in fair value of the derivative instrument was recorded in other comprehensive income. The derivative financial instrument is currently recorded in other liabilities.

The senior secured credit facilities are guaranteed by substantially all of the Company’s subsidiaries and are secured by substantially all present and future assets of the Company and its subsidiaries.

Senior Unsecured Notes

The senior unsecured notes are guaranteed by substantially all of the Company’s subsidiaries. The senior unsecured notes are general unsecured obligations of the Company and are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such secured indebtedness. Idearc Inc. has no independent assets or operations. The guarantees by its subsidiaries are full and unconditional and joint and several, and any subsidiaries of Idearc Inc., other than the subsidiary guarantors, are minor. Our financing arrangements contain restrictions on our ability to pay dividends on shares of our common stock based on meeting certain performance measures and complying with other conditions.

The senior unsecured notes are not currently registered under the Securities Act of 1933, as amended. However, the Company has filed a registration statement on Form S-4 that became effective on May 7, 2007 to register the exchange of new senior unsecured notes for all outstanding senior unsecured notes. The terms of the new registered senior unsecured notes will be substantially similar to the terms of the outstanding senior unsecured notes.

Debt Maturities

As of March 31, 2007, we are in compliance with all of our debt covenants.

We made a scheduled principal payment of $12 million in March of 2007. Scheduled principal payments of long-term debt outstanding at March 31, 2007 are $36 million for the remainder of 2007, $48 million in 2008, $123 million in 2009, $199 million in 2010, $275 million in 2011 and $8,423 million thereafter.

Note 5

Earnings Per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. As of March 31, 2007, there were approximately one million shares of unvested stock-based incentive awards outstanding. Using the treasury stock method, there were no material dilutive impacts associated with these awards for the first three months of 2007.

For periods prior to November 17, 2006, basic and diluted earnings per share are computed using the number of shares of Idearc common stock outstanding on November 17, 2006, the date on which the Idearc common stock was distributed by Verizon to its stockholders.

The following table illustrates the calculation of basic and diluted earnings per share for the first three months of 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in millions, except per share amounts)
Income available to common stockholders	$104	$223
Weighted-average common shares outstanding	146	146

Basic and diluted earnings per share	$.71	$1.53

Note 6

Pension and Other Post Retirement Benefit Costs

We maintain noncontributory defined benefit pension plans for the majority of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory and include a limit on the Company’s share of cost for certain recent and future retirees.

Net Periodic Cost

The following table summarizes the benefit costs related to the Company’s pension and postretirement health care and life insurance plans for the three months ended March 31, 2007.

Three Months Ended March 31, 2007	Pension	Health Care and Life
	(in millions)
Service cost	$2	$2
Interest cost	9	6
Expected return on plan assets	(15)	—
Amortization of prior service costs	—	—
Actuarial loss, net	—	1

Net periodic benefit (income) cost	$(4)	$9

The net periodic costs for the three months ended March 31, 2006 were $6 million for pension and $8 million for health care and life insurance plans. Prior to our spin-off on November 17, 2006, we participated in Verizon’s benefit plans. The structure of Verizon’s benefit plans did not provide for the separate determination of certain disclosures for the Company for the periods prior to the spin date.

Employer Contributions

In the three months ended in March 31, 2007, we made payments of $194,000 pursuant to our nonqualified pension plans and $8 million pursuant to our postretirement health care and life insurance plans. Our estimate of the amount and timing of required qualified pension trust contributions for 2007 is based on current regulations, including continued pension funding relief.

Note 7

Employee Benefits

Savings Plans

We sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of our employees are eligible to participate in these plans. Effective with the spin-off on November 17, 2006, Idearc established three defined contribution plans for the benefit of Idearc individuals. These plans are substantially similar to the Verizon savings plans. Under the Company’s savings plans, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. We recognize savings plan expenses based on our matching obligation attributable to our participating employees. We recorded total savings plan expenses of $7 million and $5 million for the three months ended March 31, 2007 and 2006, respectively.

Severance Benefits

During the three months ended March 31, 2007, we paid severance benefits of $5 million. At March 31, 2007 we had a remaining severance liability of $4 million, which includes future contractual payments to employees separated as of March 31, 2007.

Note 8

Comprehensive Income

The difference between net income and comprehensive income for each of the periods ended March 31, 2007 and 2006 was not significant.

Note 9

Income Taxes

Idearc Inc. and its subsidiaries file income tax returns in the U.S. federal, and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2000.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, we recognized a $33 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase in the balance of retained earnings as of January 1, 2007.

The total amount of unrecognized tax benefits (including interest accruals) as of the date of adoption on January 1, 2007 is $108 million. Included in the balance at January 1, 2007 are $95 million of tax positions that, if recognized, would affect the effective tax rate. Also, included in the balance at January 1, 2007 are $13 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the tax years ended December 31, 2006, 2005, and 2004, Idearc recognized approximately $6 million, $3 million, and $1 million in interest, respectively. The Company had $13 million and $7 million for the payment of accrued interest at December 31, 2006, and 2005, respectively.

The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the year ended December 31, 2007.

Income taxes for the three months ended March 31, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. In determining the estimated annual effective tax rate, the Company has excluded the tax effect of one-time discrete items. The Company anticipates the effective tax rate, before adjusting for discrete items, to approximate 39.0%. The full year effective tax rate for 2006 was 38.9%.

Note 10

Additional Financial Information

The following table provides additional financial information related to our consolidated balance sheets:

	At March 31, 2007	At December 31, 2006
	(in millions)
Accounts Payable and Accrued Liabilities
Accounts payable	$32	$38
Accrued expenses	112	86
Accrued vacation pay	24	24
Accrued salaries and wages	57	75
Accrued taxes	77	143
Accrued interest	88	46

	$390	$412

Note 11

Litigation

We are subject to a lawsuit that was filed on April 2, 2007, in the Supreme Court of New York, Suffolk County, brought by a national account customer. The plaintiff in this case claims that the defendants (1) committed fraud by making materially false statements to plaintiff about advertising rates and potential discounts and (2) engaged in an alleged conspiracy to fix the price of advertising in the directories. Plaintiff further alleges that the defendants improperly interfered with plaintiff’s expected business relationships with third parties. As of May 11, 2007, the time for filing a responsive pleading has not yet run. The ultimate outcome of this case is not determinable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a multi-platform media company that provides innovative ways of connecting buyers with sellers, making consumers better shoppers and businesses more successful. Our multi-platform product portfolio strongly positions us in our market space. We are the second largest yellow pages directories publisher in the United States as measured by revenues, and we believe that we have the nation’s leading Internet yellow pages directory. Our products include print yellow pages, print white pages, Superpages.com®, our Internet yellow pages directory, and an information directory for wireless subscribers, Superpages Mobilesm. We are the exclusive official publisher of Verizon print directories in the markets in which Verizon is currently the incumbent local exchange carrier, which we refer to as our incumbent markets. We use the Verizon brand on our print directories in our incumbent markets, as well as in our current markets in which Verizon is not the incumbent, which we refer to as our independent markets.

Basis of Presentation

The financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates and assumptions. Examples of significant estimates include the allowance for doubtful accounts, the recoverability of property, plant and equipment, goodwill and other intangible assets, valuation allowances on tax assets and liabilities, and pension and postretirement benefit assumptions. See “—Critical Accounting Policies” for a summary of the critical accounting policies used in preparing our financial statements.

The following discussion and analysis of our financial condition and results of operations covers a period prior to the consummation of our spin-off from Verizon and related transactions. Accordingly, the discussion and analysis of this historical period does not reflect the ongoing effects of the spin-off, including significantly increased leverage and debt service requirements.

Until the date of the spin-off on November 17, 2006, we operated as the print and Internet yellow pages directories businesses of Verizon and not as a stand-alone company. For the period prior to November 17, 2006, the financial statements included herein have been derived from the historical financial statements of Verizon, and include the assets, liabilities, businesses and employees that were primarily related to Verizon’s domestic print and Internet yellow pages directories publishing operations that were reported in Verizon’s Information Services segment in its financial statements. To prepare these financial statements, we specifically identified all assets, liabilities, businesses and employees primarily related to those operations. All significant intercompany accounts and transactions have been eliminated. We believe these specific identifications are reasonable; however, the resulting amounts could differ from amounts that would be determined if we had operated on a stand-alone basis. Because of our relationship with Verizon, our historical results of operations, financial position and cash flows are not necessarily indicative of what they would have been had we operated without the shared resources of Verizon. Accordingly, our financial statements for the period prior to November 17, 2006, are not necessarily indicative of our future results of operations, financial position and cash flows. See our financial statements and related notes thereto included in “Item 1. Financial Statements” of this report.

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

The costs we incur as a stand-alone company include payment for services provided by Verizon under a transition services agreement, which became effective at the consummation of the spin-off. Under the transition services agreement, Verizon will continue to provide certain services that it has historically provided to us, including portions of information technology, financial services and human resources for an interim period. During the period of the transition services agreement, we will incur one-time costs for transition activities and may incur some duplicative expenses as we start up certain stand-alone functions. We expect to fund these costs from available cash. Following the full implementation of our stand-alone functions and the termination of the transition services agreement, we expect costs for the stand-alone services to be similar to our historical costs. However, there can be no assurance that our costs will not exceed our historical cost allocations for similar services.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table sets forth our operating results for the three month periods ended March 31, 2007 and 2006:

Three months ended March 31,	2007	2006	Change	% Change
	(in millions, except %)
Operating Revenue
Print products	$737	$752	$(15)	(2.0)%
Internet	68	52	16	30.8
Other	1	9	(8)	(88.9)

Total operating revenue	806	813	(7)	(0.9)

Operating Expense
Selling	187	171	16	9.4
Cost of sales (exclusive of depreciation and amortization)	166	162	4	2.5
General and administrative	97	99	(2)	(2.0)
Depreciation and amortization	22	23	(1)	(4.3)

Total operating expense	472	455	17	3.7

Operating income	334	358	(24)	(6.7)
Interest expense (income), net	170	(6)	176	nm

Income before provision for income taxes	164	364	(200)	(54.9)
Provision for income taxes	60	141	(81)	(57.4)

Net income	$104	$223	$(119)	(53.4)%

Operating Revenue

Operating revenue of $806 million in the first quarter of 2007 decreased $7 million, or 0.9%, compared to $813 million in the first quarter of 2006 for the reasons described below.

Print Products. Revenue from print products of $737 million in the first quarter of 2007 decreased $15 million, or 2.0%, compared to $752 million in the first quarter of 2006. This decline resulted from reduced advertiser renewals, partially offset by the addition of new advertisers, increases in advertiser spending and revenue from new product offerings. We continued to face competition in the print directory market and from other advertising media, including cable television, radio and the Internet.

Internet. Internet revenue of $68 million in the first quarter of 2007 increased $16 million, or 30.8%, compared to $52 million in the first quarter of 2006, as we continued to expand our product offerings, market reach and advertiser base. There was a significant improvement in growth rate, 30.8% in the first quarter of 2007 as compared to 6.1% in the first quarter of 2006, resulting from the introduction of performance-based advertising products and the technical benefits of the Inceptor asset acquisition. Performance-based products are still at an early stage of development and we anticipate a continued high revenue growth.

Other Revenue. Other revenue of $1 million in the first quarter of 2007 decreased $8 million, or 88.9%, compared to $9 million in the first quarter of 2006. This decrease is attributable to commercial printing services revenue of $7 million in the first three months of 2006. We sold our printing assets in February of 2006.

Operating Expense

Operating expense of $472 million in the first quarter of 2007 increased $17 million, or 3.7%, compared to $455 million in the first quarter of 2006 for the reasons described below.

Selling. Selling expense of $187 million in the first quarter of 2007 increased $16 million, or 9.4%, compared to $171 million in the first quarter of 2006. This increase resulted primarily from higher employee-related costs associated with hiring additional sales force employees and increased advertising costs.

Cost of Sales. Cost of sales of $166 million in the first quarter of 2007 increased $4 million, or 2.5%, compared to $162 million in the first quarter of 2006. This increase was primarily due to higher Internet traffic costs associated with Superpages.com, partially offset by reduced employee benefit costs and lower printing costs due to our exiting the commercial printing business in February 2006.

General and Administrative. General and administrative expense of $97 million in the first quarter of 2007 decreased $2 million, or 2.0%, compared to $99 million in the first quarter of 2006. The decrease is primarily related to a decrease in general and administrative charges billed to us from our former parent in the first quarter of 2006, reduced employee benefit costs and reduced bad debt expense, partially offset by costs associated with stock-based compensation expense and non-recurring separation costs related to the spin-off. Bad debt expense of $32 million in the first quarter of 2007 decreased by $4 million, or 11.1%, compared to $36 million in the first quarter of 2006. Bad debt expense as a percent of total operating revenue was 4.0% for the first quarter of 2007 compared to 4.4% for the first quarter of 2006.

Depreciation and Amortization. Depreciation and amortization expense of $22 million in the first quarter of 2007 decreased $1 million, or 4.3%, compared to $23 million in the first quarter of 2006.

Interest Expense (Income), Net

Interest expense, net of interest income, of $170 million increased $176 million compared to interest income, net, of $6 million in the first quarter of 2006 as a result of issuing debt of $9,115 million in connection with our spin-off from our former parent.

Provision for Income Taxes

The effective income tax rates for the three months ended March 31, 2007 and 2006 was 36.6% and 38.7%, respectively. The results for the three months ended March 31, 2007 include the effects of one-time discrete items. Income taxes for these interim periods have been included on the basis of an estimated annual effective rate. We anticipate the effective tax rate for the year ended December 31, 2007, before adjusting for discrete items, to approximate 39.0%.

Net Income

Net income of $104 million in the first quarter of 2007 decreased $119 million, or 53.4%, compared to $223 million in the first quarter of 2006, primarily due to the after-tax effects of the items described above.

Liquidity and Capital Resources

The following table sets forth a summary of cash flows for the three month periods ended March 31, 2007 and 2006:

Three Months Ended March 31,	2007	2006	$ Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$201	$373	$(172)
Investing activities	(10)	10	(20)
Financing activities	(62)	(383)	321

Increase In Cash and Cash Equivalents	$129	$—	$129

Our primary source of funds continues to be cash generated from operations. In the first quarter of 2007, net cash from operations decreased $172 million, or 46.1%, compared to the first quarter of 2006, primarily due to interest payments on debt incurred, separation costs associated with our spin-off from our former parent and changes in other working capital items.

Net cash used in investing activities was $10 million in the first quarter of 2007, as compared to $10 million of net cash provided by investing activities in the first quarter of 2006. In the first quarter of 2006, we received proceeds of $20 million from the sale of our printing assets.

Net cash used in financing activities decreased $321 million, or 83.8%, in 2007. In the first quarter of 2007, we paid a dividend of $50 million to Idearc stockholders compared to a dividend / return of capital paid to our former parent in 2006 of $224 million. Additionally, in 2006 we had an increase in our note receivable with our former parent of $159 million. These increases were offset by principal payments in 2007 on our secured credit facilities of $12 million.

We believe the net cash provided by our operating activities, supplemented as necessary with borrowings under our credit facility, and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the year 2007. We may borrow additional funds or issue debt or equity securities, subject to the limitations in our existing debt instruments, in the event we wish to pursue acquisition opportunities.

Critical Accounting Policies

A summary of the critical accounting policies used in preparing our financial statements is as follows:

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

Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history and an estimate of uncollectible accounts. Management may exercise its judgment in adjusting the provision as a consequence of known items, including current economic factors and credit trends. Accounts receivable adjustments are recorded against the allowance for doubtful accounts. Bad debt expense as a percentage of revenue was 4.0% and 4.4% for the three months ended March 31, 2007 and 2006, respectively.

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”). Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. We have been included in Verizon’s consolidated federal and state income tax returns prior to the spin-off and will file stand-alone returns for subsequent periods. However, the provision for income taxes in our consolidated financial statements has been determined as if we had filed our own consolidated income tax returns separate and apart from Verizon.

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The determination of tax liabilities for unrecognized tax benefits involves dealing with uncertainties in the application of complex tax laws. Our tax liabilities are based on an estimate of the ultimate resolution of whether, and the extent to which, the tax benefit will be realized. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

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

Idearc Inc. and its subsidiaries file income tax returns in the U.S. federal, and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2000.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, we recognized a $33 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase in the balance of retained earnings as of January 1, 2007.

The total amount of unrecognized tax benefits (including interest accruals) as of the date of adoption on January 1, 2007 is $108 million. Included in the balance at January 1, 2007 are $95 million of tax positions that, if recognized, would affect the effective tax rate. Also, included in the balance at January 1, 2007 are $13 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the tax years ended December 31, 2006, 2005, and 2004, Idearc recognized approximately $6 million, $3 million, and $1 million in interest, respectively. The Company had $13 million and $7 million for the payment of accrued interest at December 31, 2006, and 2005, respectively.

The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the year ended December 31, 2007.

Income taxes for the three months ended March 31, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. In determining the estimated annual effective tax rate, the Company has excluded the tax effect of one-time discrete items. The Company anticipates the effective tax rate, before adjusting for discrete items, to approximate 39.0%. The full year effective tax rate for 2006 was 38.9%.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operation, financial condition or liquidity.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flow.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to various types of market risk in the normal course of business. In particular, we are subject to interest rate variability primarily associated with borrowings under our credit facilities. The debt covenants under our credit agreements require us to employ risk management strategies to minimize our exposure to market risk.

On March 6, 2007, we entered into an interest rate swap to pay fixed rate, and receive floating rate, interest to hedge the variability in cash flows attributable to changes in the benchmark interest rate (LIBOR). The swap hedges the first nine quarterly interest rate payments on the first $1,710 million of the $4,750 million Tranche B facility (or its replacement) starting March 16, 2007 and ending March 31, 2009. This swap will allow us to comply with our debt covenant that requires that at least 50% of our debt be subject to fixed rates for a minimum of two years. We do not enter into financial instruments for trading or speculative purposes.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the Securities and Exchange Commission. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
10.1	Idearc Inc. Executive Transition Plan (incorporated by reference to Exhibit 10.1 to Idearc Inc.’s Current Report on Form S-8, filed April 9, 2007)

10.2	Summary of Non-Management Director Compensation Program (incorporated by reference to Exhibit 10.15 to Idearc Inc.’s Registration Statement on Form S-4, filed April 10, 2007 (File No. 333-142012))

10.3	Summary of 2007 Executive Incentive Compensation Program (incorporated by reference to Exhibit 10.16 to Idearc Inc.’s Registration Statement on Form S-4, filed April 10, 2007 (File No. 333-142012))

10.4	Form of Director Restricted Stock Agreement for One-Time Awards under the Idearc Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Idearc Inc.’s Registration Statement on Form S-4, filed April 10, 2007 (File No. 333-142012))

10.5	Form of Director Restricted Stock Agreement for Annual Awards under the Idearc Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to Idearc Inc.’s Registration Statement on Form S-4, filed April 10, 2007 (File No. 333-142012))

31.1	Certification of Katherine J. Harless filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Andrew Coticchio filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Katherine J. Harless and Andrew Coticchio filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEARC INC.

May 11, 2007	/s/ Katherine J. Harless
Katherine J. Harless
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2007	/s/ Andrew Coticchio
Andrew Coticchio
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Idearc Inc. Executive Transition Plan (incorporated by reference to Exhibit 10.1 to Idearc Inc.’s Current Report on Form S-8, filed April 9, 2007)

10.2	Summary of Non-Management Director Compensation Program (incorporated by reference to Exhibit 10.15 to Idearc Inc.’s Registration Statement on Form S-4, filed April 10, 2007 (File No. 333-142012))

10.3	Summary of 2007 Executive Incentive Compensation Program (incorporated by reference to Exhibit 10.16 to Idearc Inc.’s Registration Statement on Form S-4, filed April 10, 2007 (File No. 333-142012))

10.4	Form of Director Restricted Stock Agreement for One-Time Awards under the Idearc Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Idearc Inc.’s Registration Statement on Form S-4, filed April 10, 2007 (File No. 333-142012))

10.5	Form of Director Restricted Stock Agreement for Annual Awards under the Idearc Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to Idearc Inc.’s Registration Statement on Form S-4, filed April 10, 2007 (File No. 333-142012))

31.1	Certification of Katherine J. Harless filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Andrew Coticchio filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Katherine J. Harless and Andrew Coticchio filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002