Form 10-Q
period 2007-06-30
IDEARC INC.
filed 2007-08-10
CIK 1367396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Commission file number: 1-32939

IDEARC INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5095175
(State of Incorporation)	(I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O Box 619810, D/FW Airport, TX	75261
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 8, 2007, there were 146,835,307 shares of the Registrant’s common stock outstanding.

			Page No.
PART I - FINANCIAL INFORMATION

		Forward-Looking Statements	1

Item	1	Financial Statements	2

Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item	3	Quantitative and Qualitative Disclosures About Market Risk	22

Item	4	Controls and Procedures	22

PART II - OTHER INFORMATION

Item	1	Legal Proceedings	24

Item	1A	Risk Factors	24

Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item	3	Defaults Upon Senior Securities	24

Item	4	Submission of Matters to a Vote of Security Holders	24

Item	5	Other Information	25

Item	6	Exhibits	25

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Operating Revenue
Print products	$731	$746	$1,468	$1,498
Internet	73	55	141	107
Other	1	1	2	10

Total Operating Revenue	805	802	1,611	1,615
Operating Expense
Selling	193	182	382	350
Cost of sales (exclusive of depreciation and amortization)	155	163	321	325
General and administrative	93	99	190	198
Depreciation and amortization	22	21	44	44

Total Operating Expense	463	465	937	917

Operating Income	342	337	674	698
Interest expense (income), net	167	(7)	337	(13)

Income Before Provision for Income Taxes	175	344	337	711
Provision for income taxes	66	134	125	276

Net Income	$109	$210	$212	$435

Basic and diluted earnings per common share	$.75	$1.44	$1.45	$2.98

Basic and diluted weighted-average common shares outstanding	146	146	146	146

Dividends declared per common share	$.3425	$—	$.6850	$—

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At June 30, 2007	At December 31, 2006
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$169	$172
Accounts receivable, net of allowances of $69 and $76	413	325
Deferred directory costs	325	294
Prepaid expenses and other	8	13

Total current assets	915	804
Property, plant and equipment	481	474
Less: accumulated depreciation	347	331

	134	143
Goodwill	73	73
Other intangible assets, net	89	103
Pension assets	182	174
Non-current deferred tax assets	54	21
Debt issuance costs	92	97
Other noncurrent assets	37	—

Total assets	$1,576	$1,415

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$247	$412
Deferred revenue	218	190
Current maturities of long-term debt	48	48
Current deferred taxes	46	5
Other	30	42

Total current liabilities	589	697
Long-term debt	9,043	9,067
Employee benefit obligations	404	401
Unrecognized tax benefits	112	—
Other liabilities	3	4
Stockholders’ equity (deficit):
Common stock ($.01 par value; 225 million shares authorized, 146,838,069 and 145,851,862 shares issued and outstanding in 2007 and 2006, respectively)	1	1
Additional paid-in capital (deficit)	(8,779)	(8,786)
Retained earnings	244	99
Accumulated other comprehensive loss	(41)	(68)

Total stockholders’ equity (deficit)	(8,575)	(8,754)

Total liabilities and stockholders’ equity (deficit)	$1,576	$1,415

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in millions)
Cash Flows from Operating Activities
Net income	$212	$435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	44	44
Employee retirement benefits	10	28
Deferred income taxes	1	9
Provision for uncollectible accounts	64	72
Stock based compensation expense	28	15
Changes in current assets and liabilities
Accounts receivable	(152)	(54)
Deferred directory costs	(31)	8
Other current assets	1	(2)
Accounts payable and accrued liabilities	(25)	(13)
Other, net	(14)	(14)

Net cash provided by operating activities	138	528

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(22)	(26)
Proceeds from sale of assets	1	20
Other, net	4	9

Net cash (used in) provided by investing activities	(17)	3

Cash Flows from Financing Activities
Repayment of long-term debt	(24)	—
Change in note receivable due from former parent	—	(112)
Dividends paid to Idearc stockholders	(100)	—
Dividends / returns of capital paid to former parent	—	(419)

Net cash used in financing activities	(124)	(531)

Decrease in cash and cash equivalents	(3)	—
Cash and cash equivalents, beginning of year	172	—

Cash and cash equivalents, end of period	$169	$—

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

Note 2

Change in Accounting Principle

During our second quarter ended June 30, 2007, we changed our accounting methodology associated with the recognition of sales commissions. Sales commissions were previously expensed as incurred. We are now deferring sales commissions and recognizing these costs over the life of the directory or advertising service, consistent with our revenue recognition policies on such products and services. We believe this method is preferable because it provides a better matching of sales commissions with the related revenues and is the policy followed by other companies in our industry. Additionally, this method is consistent with our accounting policy for other direct and incremental costs which include paper, printing and initial distribution costs.

We recorded the change in accounting principle in accordance with the Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires that all elective accounting changes be made on a retrospective basis. As such, the accompanying unaudited financial statements and related notes have been adjusted to apply the impact of this accounting change retrospectively to all prior periods.

The following table illustrates the effect of the accounting change on the Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
Increase (decrease)	2007	2006	2007	2006
	(in millions, except per share amounts)
Selling expense	$(6)	$(12)	$(4)	$(15)
Provision for income taxes	3	4	2	5

Net Income	$3	$8	$2	$10

Basic and diluted earnings per share	$.03	$.06	$.02	$.07

The effect of the accounting change on the Consolidated Balance Sheet as of December 31, 2006 resulted in the deferral of sales commissions to deferred directory costs of $147 million with a related deferred tax liability of $55 million. The cumulative effect of the change in accounting principle on retained earnings as of December 31, 2006 was $92 million. The change in accounting did not have an impact on our cash flows from operating activities.

Note 3

Other Intangible Assets

	At June 30, 2007	At December 31, 2006
	(in millions)
Internal use software:
Gross carrying amount	$281	$272
Less: Accumulated amortization	192	169

Net book value	$89	$103

Internal use software is amortized over a three to seven-year period. Amortization expense was $23 million and $24 million for the six months ended June 30, 2007 and 2006, respectively. This expense is estimated to be $21 million for the remainder of 2007, $34 million in 2008, $22 million in 2009, $7 million in 2010, $2 million in 2011 and $1 million in 2012 for the software capitalized at June 30, 2007.

Note 4

Debt

Long-Term Debt

Outstanding long-term debt obligations are as follows:

	Interest Rates	Maturities	At June 30, 2007	At December 31, 2006
			(in millions)
Senior secured credit facilities:
Revolving credit facility	LIBOR + 1.50%	2011	$—	$—
Tranche A facility	LIBOR + 1.50%	2009-2013	1,515	1,515
Tranche B facility	LIBOR + 2.00%	2006-2014	4,726	4,750

Total senior secured credit facilities			6,241	6,265
Senior unsecured notes	8.0%	2016	2,850	2,850

Total long-term debt, including current maturities			9,091	9,115
Less: current maturities of long-term debt			(48)	(48)

Long-term debt			$9,043	$9,067

Senior Secured Credit Facilities

As of June 30, 2007, Idearc had interest rate swap agreements with major financial institutions with notional amounts totaling $4,410 million. These swaps are made up of two separate swap transactions with notional amounts of $1,710 million maturing on March 31, 2009 and $2,700 million maturing on June 29, 2012. Under the swap agreements we pay fixed rate interest and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swaps comply with our debt covenant that requires that at least 50% of our debt be subject to fixed rates for a minimum of two years. We do not enter into financial instruments for trading or speculative purposes.

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

The interest rate swaps described above, designated as cash flow hedges, were formally assessed to be highly effective on a retrospective and prospective basis. Accordingly, the changes in fair value of the derivative instruments were recorded in accumulated other comprehensive loss. The derivative financial instruments are currently recorded in other noncurrent assets in the amount of $37 million.

The senior secured credit facilities are guaranteed by substantially all of Idearc Inc.’s subsidiaries and are secured by substantially all present and future assets of Idearc Inc. and its subsidiaries.

Senior Unsecured Notes

The senior unsecured notes are guaranteed by substantially all of Idearc Inc.’s subsidiaries. The senior unsecured notes are general unsecured obligations of Idearc Inc. and are effectively subordinated to all secured indebtedness of Idearc Inc. to the extent of the value of the assets securing such secured indebtedness. Idearc Inc. has no independent assets or operations. The guarantees by its subsidiaries are full and unconditional and joint and several, and any subsidiaries of Idearc Inc., other than the subsidiary guarantors, are minor. Our financing arrangements contain restrictions on our ability to pay dividends on shares of our common stock based on meeting certain performance measures and complying with other conditions.

During the second quarter, Idearc Inc. completed an offer to exchange the outstanding senior unsecured notes, which were originally issued in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), for an equal principal amount of a new issue of senior unsecured notes registered under the Securities Act. The terms of the new registered notes are substantially similar to the terms of the unregistered notes.

Debt Maturities

As of June 30, 2007, we are in compliance with all of our debt covenants.

We made scheduled principal payments of $24 million in the first six months of 2007. Scheduled principal payments of long-term debt outstanding at June 30, 2007 are $24 million for the remainder of 2007, $48 million in 2008, $123 million in 2009, $199 million in 2010, $275 million in 2011 and $8,422 million thereafter.

Note 5

Stock-Based Compensation

Effective November 16, 2006, the Company adopted the Idearc Inc. Long Term Incentive Plan (the “Plan”). The Plan permits the granting of cash and equity-based incentive compensation awards, including restricted stock, restricted stock units, performance shares, performance units, stock options, and other awards, such as stock appreciation rights and cash incentive awards, to employees and non-management directors. The maximum number of shares of Idearc common stock authorized for issuance under the Plan is 2.5 million.

During the first and second quarters of 2007, the Company granted awards under the Plan to employees and non-management directors. These awards are discussed below.

Restricted Stock Units

The Plan provides for grants of restricted stock units (“RSUs”) that can be settled in cash, shares of Idearc common stock or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment”.

On January 9, 2007, certain employees were granted an award of RSUs that will vest on the first anniversary of the grant date. The value of each RSU is equal to the value of one share of Idearc common stock. The RSUs will be settled in cash based on the closing price of Idearc common stock on the vesting date. This award is classified as a liability award because it will be settled in cash. The Company’s liability for this award is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Idearc common stock. No dividends are payable on RSUs. However, dividend equivalents, equal to the amount of the dividend that would have been paid on an equivalent number of shares of Idearc common stock, will be granted in the form of additional RSUs. The dividend equivalent RSUs will be subject to the same vesting, forfeiture and other terms and conditions applicable to the RSUs. A portion of the cost related to this RSU liability award is included in the Company’s compensation expense for the six months ended June 30, 2007.

Changes in the Company’s RSU liability awards outstanding for the six months ended June 30, 2007 were as follows:

	Restricted Stock Units (in thousands)	Weighted Average Fair Value
Nonvested RSUs at beginning of period	—	$—
Granted	608	35.33
Dividend equivalents	13	35.33
Payments	(13)	32.33
Forfeitures	(44)	35.33

Nonvested RSUs at end of period	564	$35.33

Restricted Stock

The Plan provides for grants of restricted stock. These awards are classified as equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment”.

On January 9, 2007, certain employees were granted an award of restricted stock that will vest in three equal annual installments over a three year period beginning on the grant date. No dividends are payable on unvested shares of restricted stock. However, dividend equivalents, equal to the amount of the dividend that would have been paid on the unvested shares as if they were vested, will be granted in the form of additional RSUs. Each dividend equivalent RSU will be settled with one share of Idearc common stock and will be subject to the same vesting, forfeiture and other terms and conditions applicable to the corresponding unvested shares of restricted stock.

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

A portion of the cost related to these restricted stock equity awards is included in the Company’s compensation expense for the six months ended June 30, 2007.

Changes in the Company’s restricted stock awards outstanding for the six months ended June 30, 2007 were as follows:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested restricted stock at beginning of period	—	$—
Granted	1,029	29.59
Dividend equivalent units	19	n/a
Vested	—	—
Forfeitures	(39)	29.32

Nonvested restricted stock at end of period	1,009	$29.60

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

This award is classified as a liability award because it will be settled in cash upon vesting. All payments are subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance unit award liability is measured at its fair value at the end of each reporting period and will fluctuate based on the performance of Idearc common stock and Idearc’s TSR relative to the TSR of the market benchmark. A portion of the cost related to this performance unit liability is included in the Company’s stock-based compensation expense for the six months ended June 30, 2007.

Changes in the Company’s performance units outstanding for the six months ended June 30, 2007 were as follows:

	Performance Units (in thousands)	Weighted Average Fair Value
Outstanding performance units at beginning of period	—	$—
Granted	569	35.33
Dividend equivalents	11	35.33
Payments	—	—
Forfeitures	(18)	35.33

Outstanding performance units at end of period	562	$35.33

The pre-tax compensation expense recognized for the three and six months ended June 30, 2007 related to incentive compensation awards was $16 million and $28 million, respectively. For the three and six months ended June 30, 2006, pre-tax compensation expense related to incentive compensation awards was $8 million and $15 million, respectively. The pre-tax compensation expense for the three and six months ended June 30, 2006 relates to incentive compensation awards granted by Verizon.

As of June 30, 2007, unrecognized compensation expense related to the unvested portion of the Company’s RSUs, restricted stock and performance units was approximately $39 million and is expected to be recognized over a weighted-average period of approximately two years.

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

Net Periodic Cost

The following tables summarize the benefit costs related to the Company’s pension and postretirement health care and life insurance plans for the three and six months ended June 30, 2007.

	Pension		Health Care and Life
June 30, 2007	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	(in millions)
Service cost	$2	$4	$1	$3
Interest cost	9	18	6	12
Expected return on plan assets	(15)	(30)	—	—
Amortization of prior service costs	—	—	1	1
Actuarial loss, net	—	—	1	2

Net periodic benefit (income) cost	$(4)	$(8)	$9	$18

The net periodic costs for the three and six months ended June 30, 2006 were $6 million and $12 million for pension, and $8 million and $16 million for health care and life insurance plans, respectively. Prior to our spin-off on November 17, 2006, we participated in Verizon’s benefit plans. The structure of Verizon’s benefit plans did not provide for the separate determination of certain disclosures for our Company for the periods prior to the spin date.

Note 7

Employee Benefits

Savings Plans

We sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of our employees are eligible to participate in these plans. Effective with the spin-off on November 17, 2006, Idearc established three defined contribution plans for the benefit of Idearc employees. These plans are substantially similar to the Verizon savings plans. Under the Company’s savings plans, a certain percentage of eligible employee contributions are matched with Company cash allocated to the employees’ current investment elections. We recognize savings plan expenses based on our matching obligation attributable to our participating employees. For the three and six months ended June 30, 2007, we recorded total savings plan expenses of $8 million and $15 million, respectively. For the three and six months ended June 30, 2006, we recorded total savings plan expenses of $5 million and $10 million, respectively.

Severance Benefits

During the three and six months ended June 30, 2007, we paid severance benefits of $3 million and $8 million, respectively.

Note 8

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income.

The difference between net income and comprehensive income for each of the periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Net income	$109	$210	$212	$435
Other comprehensive income, net of taxes
Pension and postretirement plans	2	—	3	—
Unrealized gains on cash flow hedges	25	—	24	—

Total comprehensive income	$136	$210	$239	$435

During the first six months ended June 30, 2007, the Company entered into interest rate swaps, designated as cash flow hedges. In accordance with the provisions of SFAS No. 133, “Accounting for Derivates and Hedging Activities,” (SFAS No. 133) and related amendments, changes in fair value of these cash flow hedges due to interest rate fluctuations were recognized in accumulated other comprehensive loss.

The table below provides a rollforward of accumulated other comprehensive loss from December 31, 2006:

	At June 30, 2007	At December 31, 2006
	(in millions)
Pension and postretirement plans	$(65)	$(68)
Unrealized gains on cash flow hedges	24	—

Accumulated other comprehensive loss	$(41)	$(68)

Note 9

Income Taxes

Idearc Inc. and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2000.

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

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the tax years ended December 31, 2006, 2005, and 2004, we recognized approximately $6 million, $3 million, and $1 million in interest, respectively. The Company had $13 million and $7 million of accrued interest at December 31, 2006, and 2005, respectively.

The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the year ended December 31, 2007.

Income taxes for the six months ended June 30, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense, but excluded the tax effect of one-time discrete items. The Company anticipates the effective tax rate, before adjusting for discrete items, to approximate 38.5% for 2007. The full year effective tax rate for 2006 was 38.9%.

Note 10

Earnings Per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. As of June 30, 2007, there were approximately one million shares of unvested stock-based incentive awards outstanding. Using the treasury stock method, there were no material dilutive impacts associated with these awards for the three months or six months ended June 30, 2007.

For periods prior to November 17, 2006, basic and diluted earnings per share are computed using the number of shares of Idearc common stock outstanding on November 17, 2006, the date on which the Idearc common stock was distributed by Verizon to its stockholders.

The following table illustrates the calculation of basic and diluted earnings per share for the three months ended and the six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Income available to common stockholders	$109	$210	$212	$435
Weighted-average common shares outstanding	146	146	146	146

Basic and diluted earnings per share	$.75	$1.44	$1.45	$2.98

Note 11

Additional Financial Information

The following table provides additional financial information related to our consolidated balance sheets:

	At June 30, 2007	At December 31, 2006

	(in millions)
Accounts Payable and Accrued Liabilities
Accounts payable	$23	$38
Accrued expenses	97	86
Accrued compensation	93	99
Accrued taxes	3	143
Accrued interest	31	46

	$247	$412

Note 12

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate.

We establish reserves for specific liabilities in connection with regulatory and legal actions that we deem to be probable and estimable. No material amounts have been accrued in our financial statements with respect to any matters. In other instances, including the matters described below, we are not able to make a reasonable estimate of any liability because of the uncertainties related to the outcome and/or the amount or range of loss. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material effect on our financial condition or results of operations.

We are currently subject to a class action lawsuit from current and former sales representatives located in California. The plaintiffs in this case in which the class has been certified, claim that we reduced their incentive pay through offsets for cancellations, non-renewals and credits on customer accounts and shifted a general business risk of loss to our sales representatives through the assignment of accounts which we allegedly knew would not renew their purchases, or would renew them at a lower level. The plaintiffs seek amounts they allege were unlawfully deducted from their wages, civil penalties, interest, attorneys’ fees and costs. The ultimate outcome of this case is not determinable.

We are subject to a similar purported class action lawsuit from current and former sales representatives located in New York, Pennsylvania and New Jersey. The plaintiffs in this case allege claims similar to those described above in the California case regarding alleged reductions in incentive pay. The plaintiffs also have filed a Fair Labor Standards Act (“FLSA”) collective action seeking amounts for overtime they allege they worked for which they were not paid. On October 27, 2006, we filed a motion to dismiss all claims alleged in this case other than the FLSA overtime claims. On March 12, 2007, the plaintiffs in this case filed a motion for conditional certification of the FLSA overtime claims as an FLSA collective action. On June 11, 2007, the court granted conditional certification of the FLSA collective action. On July 25, 2007, the court granted our motion to dismiss all claims alleged in this case other than the FLSA overtime claims. The ultimate outcome of this case is not determinable.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Historically, we reimbursed Verizon for specific goods and services it provided to, or arranged for us, based on tariffed rates, market prices or negotiated terms that approximated market rates. These goods and services included items such as communications and data processing services, office space, professional fees and insurance coverage.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth our operating results for the three month periods ended June 30, 2007 and 2006:

Three months ended June 30,	2007	2006	Change	% Change
	(in millions, except %)
Operating Revenue
Print products	$731	$746	$(15)	(2.0)%
Internet	73	55	18	32.7
Other	1	1	—	nm

Total operating revenue	805	802	3.4

Operating Expense
Selling	193	182	11	6.0
Cost of sales (exclusive of depreciation and amortization)	155	163	(8)	(4.9)
General and administrative	93	99	(6)	(6.1)
Depreciation and amortization	22	21	1	4.8

Total operating expense	463	465	(2)	(.4)

Operating income	342	337	5	1.5
Interest expense (income), net	167	(7)	174	nm

Income before provision for income taxes	175	344	(169)	(49.1)
Provision for income taxes	66	134	(68)	(50.7)

Net income	$109	$210	$(101)	(48.1)%

Operating Revenue

Operating revenue of $805 million for the three months ended June 30, 2007 increased $3 million, or 0.4%, compared to $802 million for the three months ended June 30, 2006 for the reasons described below.

Print Products. Revenue from print products of $731 million for the three months ended June 30, 2007 decreased $15 million, or 2.0%, compared to $746 million for the three months ended June 30, 2006. This decline resulted from reduced advertiser renewals, partially offset by the addition of new advertisers, increases in advertiser spending and revenue from new product offerings.

Internet. Internet revenue of $73 million for the three months ended June 30, 2007 increased $18 million, or 32.7%, compared to $55 million for the three months ended June 30, 2006, as we continued to expand our product offerings, market reach and advertiser base. There was a significant improvement in growth rate, 32.7% for the three months ended June 30, 2007 as compared to 12.2% for the three months ended June 30, 2006, resulting from the introduction of performance-based advertising products and the technical benefits of the Inceptor asset acquisition.

Other Revenue. Other revenue of $1 million for the three months ended June 30, 2007 was unchanged from the three months ended June 30, 2006.

Operating Expense

Operating expense of $463 million for the three months ended June 30, 2007 decreased $2 million, or 0.4%, compared to $465 million for the three months ended June 30, 2006 for the reasons described below.

Selling. Selling expense of $193 million for the three months ended June 30, 2007 increased $11 million, or 6.0%, compared to $182 million for the three months ended June 30, 2006. This increase resulted primarily from higher employee-related costs associated with hiring additional sales force employees partially offset by lower employee benefit costs.

Cost of Sales. Cost of sales of $155 million for the three months ended June 30, 2007 decreased $8 million, or 4.9%, compared to $163 million for the three months ended June 30, 2006. This decrease was primarily due to reduced employee related costs and lower employee benefit costs, partially offset by higher Internet traffic costs associated with Superpages.com.

General and Administrative. General and administrative expense of $93 million for the three months ended June 30, 2007 decreased $6 million, or 6.1%, compared to $99 million for the three months ended June 30, 2006. The decrease is primarily related to a decrease in general and administrative charges billed to us from our former parent during 2006, reduced employee benefit costs and reduced bad debt expense, partially offset by costs associated with stock-based compensation expense and non-recurring separation costs related to the spin-off. Bad debt expense of $32 million for the three months ended June 30, 2007 decreased by $4 million, or 11.1%, compared to $36 million for the three months ended June 30, 2006. Bad debt expense as a percent of total operating revenue was 4.0% for the second quarter of 2007 compared to 4.5% for the second quarter of 2006.

Depreciation and Amortization. Depreciation and amortization expense of $22 million for the three months ended June 30, 2007 increased $1 million, or 4.8%, compared to $21 million for the three months ended June 30, 2006.

Interest Expense (Income), Net

Interest expense, net of interest income, of $167 million increased $174 million compared to interest income, net, of $7 million for the three months ended June 30, 2006 as a result of issuing debt of $9,115 million in connection with our spin-off from our former parent.

Provision for Income Taxes

Provision for income taxes of $66 million for the three months ended June 30, 2007 decreased $68 million or 50.7% compared to $134 million for the three months ended June 30, 2006, primarily due to lower pretax income. The effective tax rates for the three months ended June 30, 2007 and 2006 were 37.7% and 39.0%, respectively. The decline in the effective tax rate is primarily due to favorable federal income tax deductions and a lower state tax rate from a change in state apportionment.

Net Income

Net income of $109 million for the three months ended June 30, 2007 decreased $101 million, or 48.1%, compared to $210 million for the three months ended June 30, 2006, primarily due to the after-tax effects of the items described above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth our operating results for the six month periods ended June 30, 2007 and 2006:

Six months ended June 30,	2007	2006	Change	% Change
	(in millions, except %)
Operating Revenue
Print products	$1,468	$1,498	$(30)	(2.0)%
Internet	141	107	34	31.8
Other	2	10	(8)	(80.0)

Total operating revenue	1,611	1,615	(4)	(0.2)

Operating Expense
Selling	382	350	32	9.1
Cost of sales (exclusive of depreciation and amortization)	321	325	(4)	(1.2)
General and administrative	190	198	(8)	(4.0)
Depreciation and amortization	44	44	—	nm

Total operating expense	937	917	20	2.2

Operating income	674	698	(24)	(3.4)
Interest expense (income), net	337	(13)	350	nm

Income before provision for income taxes	337	711	(374)	(52.6)
Provision for income taxes	125	276	(151)	(54.7)

Net income	$212	$435	$(223)	(51.3)%

Operating Revenue

Operating revenue of $1,611 million for the six months ended June 30, 2007 decreased $4 million, or 0.2%, compared to $1,615 million for the six months ended June 30, 2006 for the reasons described below.

Print Products. Revenue from print products of $1,468 million for the six months ended June 30, 2007 decreased $30 million, or 2.0%, compared to $1,498 million for the six months ended June 30, 2006. This decline resulted from reduced advertiser renewals, partially offset by the addition of new advertisers, increases in advertiser spending and revenue from new product offerings.

Internet. Internet revenue of $141 million for the six months ended June 30, 2007 increased $34 million, or 31.8%, compared to $107 million for the six months ended June 30, 2006, as we continued to expand our product offerings, market reach and advertiser base. There was a significant improvement in growth rate, 31.8% for the six months ended June 30, 2007 as compared to 9.2% for the six months ended June 30, 2006, resulting from the introduction of performance-based advertising products and the technical benefits of the Inceptor asset acquisition.

Other Revenue. Other revenue of $2 million for the six months ended June 30, 2007 decreased $8 million, or 80.0%, compared to $10 million for the six months ended June 30, 2006. This decrease is primarily due to the elimination of commercial printing services revenue, which was $7 million in the first three months of 2006. We sold our printing assets in February of 2006.

Operating Expense

Operating expense of $937 million for the six months ended June 30, 2007 increased $20 million, or 2.2%, compared to $917 million for the six months ended June 30, 2006 for the reasons described below.

Selling. Selling expense of $382 million for the six months ended June 30, 2007 increased $32 million, or 9.1%, compared to $350 million for the six months ended June 30, 2006. This increase resulted primarily from higher employee-related costs associated with hiring additional sales force employees and increased advertising costs, partially offset by lower employee benefit costs.

Cost of Sales. Cost of sales of $321 million for the six months ended June 30, 2007 decreased $4 million, or 1.2%, compared to $325 million for the six months ended June 30, 2006. This decrease was primarily due to reduced employee related costs and lower employee benefit costs, partially offset by higher Internet traffic costs associated with Superpages.com.

General and Administrative. General and administrative expense of $190 million for the six months ended June 30, 2007 decreased $8 million, or 4.0%, compared to $198 million for the six months ended June 30, 2006. The decrease is primarily related to a decrease in general and administrative charges billed to us from our former parent during 2006, reduced employee related costs, lower employee benefit costs and reduced bad debt expense, partially offset by costs associated with stock-based compensation expense and non-recurring separation costs related to the spin-off. Bad debt expense of $64 million for the six months ended June 30, 2007 decreased by $8 million, or 11.1%, compared to $72 million for the six months ended June 30, 2006. Bad debt expense as a percent of total operating revenue was 4.0% for the six months ended June 30, 2007 compared to 4.5% for the six months ended June 30, 2006.

Depreciation and Amortization. Depreciation and amortization expense of $44 million for the six months ended June 30, 2007 was unchanged compared to $44 million for the six months ended June 30, 2006.

Interest Expense (Income), Net

Interest expense, net of interest income, for the six months ended June 30, 2007 was $337 million, an increase of $350 million compared to interest income, net, of $13 million for the six months ended June 30, 2006 as a result of issuing debt of $9,115 million in connection with our spin-off from our former parent.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2007 of $125 million decreased $151 million or 54.7% compared to $276 million for the six months ended June 30, 2006, primarily due to lower pretax income. The provision for income taxes for the six months ended June 30, 2007 includes the effect of a one-time discrete item. The effective tax rates for the six months ended June 30, 2007 and 2006 were 37.1% and 38.8%, respectively. The decline in the effective tax rate is primarily due to favorable federal income tax deductions and a lower state tax rate from a change in state apportionment.

Income taxes for the six months ended June 30, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense, but excluded the tax effect of one-time discrete items. The Company anticipates the effective tax rate, before adjusting for discrete items, to approximate 38.5% for 2007. The full year effective tax rate for 2006 was 38.9%.

Net Income

Net income of $212 million for the six months ended June 30, 2007 decreased $223 million, or 51.3%, compared to $435 million for the six months ended June 30, 2006, primarily due to the after-tax effects of the items described above.

Liquidity and Capital Resources

The following table sets forth a summary of cash flows for the six month periods ended June 30, 2007 and 2006:

Six Months Ended June 30,	2007	2006	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$138	$528	$(390)
Investing activities	(17)	3	(20)
Financing activities	(124)	(531)	407

Decrease In Cash and Cash Equivalents	$(3)	$—	$(3)

Our primary source of funds continues to be cash generated from operations. For the six months ended June 30, 2007, net cash provided by operating activities of $138 million decreased $390 million, or 73.9%, compared to the six months ended June 30, 2006, primarily due to interest payments on debt incurred, separation costs associated with our spin-off from our former parent, and changes in other working capital items.

Net cash used in investing activities of $17 million for the six months ended June 30, 2007 increased $20 million, compared to $3 million of net cash provided by investing activities for the six months ended June 30, 2006. In the first quarter of 2006, we received proceeds of $20 million from the sale of our printing assets.

Net cash used in financing activities of $124 million for the six months ended June 30, 2007 decreased $407 million, or 76.6%, as compared to $531 million in the six months ended June 30, 2006. In the six months ended June 30, 2007, we paid dividends of $100 million to Idearc stockholders compared to a dividend / return of capital paid to our former parent in 2006 of $419 million. Additionally, in 2006 we had an increase in our note receivable with our former parent of $112 million. This increase was offset by $24 million in principal payments in 2007 on our secured credit facilities. As a result of these principal payments, our outstanding long-term debt, including current maturities, was reduced from $9,115 million at December 31, 2006 to $9,091 million at June 30, 2007. For additional information related to long-term debt, see Note 4 to our unaudited financial statements included in this report.

We believe the net cash provided by our operating activities, supplemented as necessary with borrowings under our credit facility, and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2007. We may borrow additional funds or issue debt or equity securities, subject to the limitations in our existing debt instruments, in the event we wish to pursue acquisition opportunities.

Critical Accounting Policies

A summary of the critical accounting policies used in preparing our financial statements is as follows:

Revenue Recognition

We earn revenues primarily from print and Internet yellow pages directory advertising. The sale of advertising in print directories is our primary source of revenues. We recognize revenues ratably over the life of each directory using the amortization method of accounting, with revenue recognition commencing in the month of publication. Our Internet yellow pages directory, Superpages.com, earns revenues from two sources: fixed-fee and performance-based advertising products. Fixed-fee advertising includes advertisement placement on our Superpages.com site and web site development and hosting for our advertisers. Revenues from fixed-fee advertisers are recognized monthly over the life of the advertising service. Performance-based advertising products revenues are earned when consumers connect with our Superpages.com advertisers by a “click” on their Internet advertising or a phone call to their businesses. We exclude non-qualifying clicks through proprietary technology. Performance-based advertising products revenues are recognized when there is evidence that qualifying transactions have occurred.

Expense Recognition

Certain direct costs related to sales and directory production are amortized over the average life of the product under the deferral and amortization method. Direct costs include paper, printing, initial distribution and sales commissions. Paper costs are stated on an average cost basis. All other costs are recognized as incurred.

During our second quarter ended June 30, 2007, we changed our accounting methodology associated with the recognition of sales commissions. Sales commissions were previously expensed as incurred. We are now deferring sales commissions to deferred directory costs and recognizing these costs over the life of the directory or advertising service, consistent with our revenue recognition policies on such products and services. We believe this method is preferable because it provides a better matching of sales commissions with the related revenues and is the policy followed by other companies in the industry. Additionally, this method is consistent with our accounting policy for other direct and incremental costs which includes paper, printing and initial distribution costs. We recorded the change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires that all elective accounting changes be made on a retrospective basis. As such, the accompanying unaudited financial statements and related notes have been adjusted to apply the impact of this change retrospectively to all prior periods. For additional information related to the change in accounting principle, see Note 2 to our unaudited financial statements included in this report.

Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history and an estimate of uncollectible accounts. Management may exercise its judgment in adjusting the provision as a consequence of known items, including current economic factors and credit trends. Accounts receivable adjustments are recorded against the allowance for doubtful accounts. Bad debt expense as a percentage of revenue was 4.0% and 4.5% for the six months ended June 30, 2007 and 2006, respectively.

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” and of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”). Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. We have been included in Verizon’s consolidated federal and state income tax returns prior to the spin-off and will file stand-alone returns for subsequent periods. However, the provision for income taxes in our consolidated financial statements has been determined as if we had filed our own consolidated income tax returns separate and apart from Verizon.

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

Effective January 1, 2007, we adopted the provisions of FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the tax years ended December 31, 2006, 2005, and 2004, we recognized approximately $6 million, $3 million, and $1 million in interest, respectively. The Company had $13 million and $7 million of accrued interest at December 31, 2006, and 2005, respectively.

The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the year ending December 31, 2007.

Income taxes for the six months ended June 30, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense, but excluded the tax effect of one-time discrete items. The Company anticipates the effective tax rate, before adjusting for discrete items, to approximate 38.5% for 2007. The full year effective tax rate for 2006 was 38.9%.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.

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

As of June 30, 2007, Idearc had interest rate swap agreements with major financial institutions with notional amounts totaling $4,410 million. These swaps are made up of two separate swap transactions with notional amounts of $1,710 million maturing on March 31, 2009 and $2,700 million maturing on June 29, 2012. Under the swap agreements we pay fixed rate interest and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swaps comply with our debt covenant that requires that at least 50% of our debt be subject to fixed rates for a minimum of two years. We do not enter into financial instruments for trading or speculative purposes.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently subject to a class action lawsuit filed on June 22, 2004, in the California Superior Court, Orange County, by current and former sales representatives located in California. The plaintiffs in this case in which the class has been certified, claim that we reduced their incentive pay through offsets for cancellations, non-renewals and credits on customer accounts and shifted a general business risk of loss to our sales representatives through the assignment of accounts which we allegedly knew would not renew their purchases, or would renew them at a lower level. The plaintiffs seek amounts they allege were unlawfully deducted from their wages, civil penalties, interest, attorneys’ fees and costs. The ultimate outcome of this case is not determinable.

We are subject to a similar purported class action lawsuit filed on April 6, 2006, in the U.S. District Court, Eastern District of New York, by current and former sales representatives located in New York, Pennsylvania and New Jersey. The plaintiffs in this case allege claims similar to those described above in the California case regarding alleged reductions in incentive pay. The plaintiffs also have filed a Fair Labor Standards Act (“FLSA”) collective action seeking amounts for overtime they allege they worked for which they were not paid. On October 27, 2006, we filed a motion to dismiss all claims alleged in this case other than the FLSA overtime claims. On March 12, 2007, the plaintiffs in this case filed a motion for conditional certification of the FLSA overtime claims as an FLSA collective action. On June 11, 2007, the court granted conditional certification of the FLSA collective action. On July 25, 2007, the court granted our motion to dismiss all claims alleged in this case other than the FLSA overtime claims. The ultimate outcome of this case is not determinable.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders held on April 19, 2007, seven directors were elected to the board of directors. The vote with respect to the election of these directors was as follows:

Director Nominee	Total Vote for Each Director	Total Vote Withheld for Each Director
John J. Mueller	123,930,993	1,429,859

Jerry V. Elliott	123,916,763	1,444,089

Katherine J. Harless	123,835,431	1,525,420

Donald B. Reed	123,859,542	1,501,310

Stephen L. Robertson	123,891,067	1,469,785

Thomas S. Rogers	123,926,830	1,434,022

Paul E. Weaver	123,897,055	1,463,797

At the same meeting, the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2007 was ratified with the following votes:

For	124,081,142

Against	625,203

Abstain	654,538

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
18	Letter from Ernst & Young LLP regarding change in accounting principle

31.1	Certification of Katherine J. Harless filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Andrew Coticchio filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Katherine J. Harless and Andrew Coticchio filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEARC INC.

August 10, 2007	/s/ Katherine J. Harless
Katherine J. Harless
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2007	/s/ Andrew Coticchio
Andrew Coticchio
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
18	Letter from Ernst and Young LLP regarding change in accounting principle

31.1	Certification of Katherine J. Harless filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Andrew Coticchio filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Katherine J. Harless and Andrew Coticchio filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002