Form 10-Q
period 2007-09-30
IDEARC INC.
filed 2007-11-05
CIK 1367396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Commission file number: 1-32939

IDEARC INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5095175
(State of Incorporation)	(I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O. Box 619810, D/FW Airport, TX	75261
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 1, 2007, there were 146,835,307 shares of the Registrant’s common stock outstanding.

			Page No.
PART I—FINANCIAL INFORMATION

		Forward-Looking Statements	1

Item	1	Financial Statements	2

Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item	3	Quantitative and Qualitative Disclosures About Market Risk	23

Item	4	Controls and Procedures	23

PART II—OTHER INFORMATION

Item	1	Legal Proceedings	25

Item	1A	Risk Factors	25

Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item	3	Defaults Upon Senior Securities	25

Item	4	Submission of Matters to a Vote of Security Holders	25

Item	5	Other Information	25

Item	6	Exhibits	25

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2006. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Operating Revenue
Print products	$721	$743	$2,189	$2,241
Internet	69	60	210	167
Other	1	2	3	12

Total Operating Revenue	791	805	2,402	2,420
Operating Expense
Selling	164	172	546	522
Cost of sales (exclusive of depreciation and amortization)	143	149	464	474
General and administrative	104	88	294	286
Depreciation and amortization	22	23	66	67

Total Operating Expense	433	432	1,370	1,349

Operating Income	358	373	1,032	1,071
Interest expense (income), net	168	(8)	505	(21)

Income Before Provision for Income Taxes	190	381	527	1,092
Provision for income taxes	73	136	198	412

Net Income	$117	$245	$329	$680

Basic and diluted earnings per common share	$.80	$1.68	$2.25	$4.66

Basic and diluted weighted-average common shares outstanding	146	146	146	146

Dividends declared per common share	$.3425	$—	$1.0275	$—

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At September 30, 2007	At December 31, 2006
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$316	$172
Accounts receivable, net of allowances of $72 and $76	407	325
Deferred directory costs	299	294
Prepaid expenses and other	7	13

Total current assets	1,029	804
Property, plant and equipment	465	474
Less: accumulated depreciation	347	331

	118	143
Goodwill	73	73
Other intangible assets, net	85	103
Pension assets	184	174
Non-current deferred tax assets	77	21
Debt issuance costs	89	97
Other noncurrent assets	3	—

Total assets	$1,658	$1,415

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$320	$412
Deferred revenue	191	190
Current maturities of long-term debt	48	48
Current deferred taxes	49	5
Other	30	42

Total current liabilities	638	697
Long-term debt	9,031	9,067
Employee benefit obligations	322	401
Unrecognized tax benefits	121	—
Other liabilities	77	4
Stockholders’ equity (deficit):
Common stock ($.01 par value; 225 million shares authorized, 146,835,307 and 145,851,862 shares issued and outstanding in 2007 and 2006, respectively)	1	1
Additional paid-in capital (deficit)	(8,777)	(8,786)
Retained earnings	311	99
Accumulated other comprehensive loss	(66)	(68)

Total stockholders’ equity (deficit)	(8,531)	(8,754)

Total liabilities and stockholders’ equity (deficit)	$1,658	$1,415

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Cash Flows from Operating Activities
Net income	$329	$680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	66	67
Employee retirement benefits	(4)	33
Deferred income taxes	(5)	(12)
Provision for uncollectible accounts	111	101
Stock based compensation expense	34	24
Changes in current assets and liabilities
Accounts receivable	(193)	(60)
Deferred directory costs	(5)	21
Other current assets	1	(2)
Accounts payable and accrued liabilities	18	(49)
Other, net	(18)	(9)

Net cash provided by operating activities	334	794

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(31)	(40)
Acquisitions	(3)	(16)
Proceeds from sale of assets	26	20
Other, net	4	16

Net cash used in investing activities	(4)	(20)

Cash Flows from Financing Activities
Repayment of long-term debt	(36)	—
Change in note receivable due from former parent	—	(132)
Dividends paid to Idearc stockholders	(150)	—
Dividends / returns of capital paid to former parent	—	(642)

Net cash used in financing activities	(186)	(774)

Increase in cash and cash equivalents	144	—
Cash and cash equivalents, beginning of year	172	—

Cash and cash equivalents, end of period	$316	$—

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

The following table illustrates the effect of the accounting change on the Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Increase (decrease)	2007	2006	2007	2006
	(in millions, except per share amounts)
Selling expense	$10	$4	$6	$(11)
Provision for income taxes	(4)	(1)	(2)	4

Net Income	$(6)	$(3)	$(4)	$7

Basic and diluted earnings per share	$(.04)	$(.02)	$(.03)	$.05

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

Note 3

Other Intangible Assets

Other intangible assets are as follows:

	At September 30, 2007	At December 31, 2006
	(in millions)
Internal use software:
Gross carrying amount	$286	$272
Less: Accumulated amortization	202	169

Net book value of software	84	103
Other	1	—

Total other intangible assets	$85	$103

Internal use software is amortized over a three to seven-year period. Amortization expense was $35 million for both the nine months ended September 30, 2007 and 2006. This expense is estimated to be $11 million for the remainder of 2007, $35 million in 2008, $24 million in 2009, $9 million in 2010, $2 million in 2011 and $1 million in 2012 for the software capitalized at September 30, 2007.

Note 4

Debt

Long-Term Debt

Outstanding long-term debt obligations are as follows:

	Interest Rates	Maturities	At September 30, 2007	At December 31, 2006
			(in millions)
Senior secured credit facilities:
Revolving credit facility	LIBOR + 1.50%	2011	$—	$—
Tranche A facility	LIBOR + 1.50%	2009-2013	1,515	1,515
Tranche B facility	LIBOR + 2.00%	2006-2014	4,714	4,750

Total senior secured credit facilities			6,229	6,265
Senior unsecured notes	8.0%	2016	2,850	2,850

Total long-term debt, including current maturities			9,079	9,115
Less: current maturities of long-term debt			(48)	(48)

Long-term debt			$9,031	$9,067

Senior Secured Credit Facilities

As of September 30, 2007, Idearc had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million. These swaps consist of three separate swap transactions with notional amounts of $1,710 million maturing on March 31, 2009, $2,700 million maturing on June 29, 2012 and $1,100 million maturing on September 30, 2010. In addition to these swaps, Idearc entered into two forward swap transactions effective March 31, 2009 with notional amounts of $800 million maturing on March 31, 2012 and $900 million with annual notional reductions of $200 million maturing on March 31, 2012. Under the swap agreements we pay fixed rate interest and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swaps comply with our debt covenant that requires that at least 50% of our debt be subject to fixed rates for a minimum of two years. We do not enter into financial instruments for trading or speculative purposes.

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

The interest rate swaps described above, designated as cash flow hedges, were formally assessed to be highly effective on a retrospective and prospective basis. Accordingly, the changes in fair value of the derivative instruments were recorded in accumulated other comprehensive loss. The derivative financial instruments are currently recorded in other noncurrent liabilities in the amount of $74 million.

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

Debt Maturities

As of September 30, 2007, we are in compliance with all of our debt covenants.

We made scheduled principal payments of $36 million in the first nine months of 2007. Scheduled principal payments of long-term debt outstanding at September 30, 2007 are $12 million for the remainder of 2007, $48 million in 2008, $123 million in 2009, $199 million in 2010, $275 million in 2011 and $8,422 million thereafter.

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

During the first nine months of 2007, the Company granted awards under the Plan to employees and non-management directors. These awards are discussed below.

Restricted Stock Units

The Plan provides for grants of restricted stock units (“RSUs”) that can be settled in cash, shares of Idearc common stock or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment.”

On January 9, 2007, certain employees were granted awards of RSUs that will vest on the first anniversary of the grant date. The value of each RSU is equal to the value of one share of Idearc common stock. The RSUs will be settled in cash based on the closing price of Idearc common stock on the vesting date. This award is classified as a liability award because it will be settled in cash. The Company’s liability for this award is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of Idearc common stock. No dividends are payable on RSUs. However, dividend equivalents, equal to the amount of the dividend that would have been paid on an equivalent number of shares of Idearc common stock, will be granted in the form of additional RSUs. The dividend equivalent RSUs will be subject to the same vesting, forfeiture and other terms and conditions applicable to the RSUs. A portion of the cost related to this RSU liability award is included in the Company’s compensation expense for the nine months ended September 30, 2007.

Changes in the Company’s RSU liability awards outstanding for the nine months ended September 30, 2007 were as follows:

	Restricted Stock Units (in thousands)	Weighted Average Fair Value
Nonvested RSUs at beginning of period	—	$—
Granted	608	31.47
Dividend equivalents	19	31.47
Payments	(17)	32.96
Forfeitures	(71)	31.47

Nonvested RSUs at end of period	539	$31.47

Restricted Stock

The Plan provides for grants of restricted stock. These awards are classified as equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment.”

On January 9, 2007, certain employees were granted awards of restricted stock that will vest in three equal annual installments over a three year period beginning on the grant date. No dividends are payable on unvested shares of restricted stock. However, dividend equivalents, equal to the amount of the dividend that would have been paid on the unvested shares as if they were vested, will be granted in the form of additional RSUs. Each dividend equivalent RSU will be settled with one share of Idearc common stock and will be subject to the same vesting, forfeiture and other terms and conditions applicable to the corresponding unvested shares of restricted stock.

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

A portion of the cost related to these restricted stock equity awards is included in the Company’s compensation expense for the nine months ended September 30, 2007.

Changes in the Company’s restricted stock awards outstanding for the nine months ended September 30, 2007 were as follows:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested restricted stock at beginning of period	—	$—
Granted	1,029	29.59
Dividend equivalent units	29	n/a
Vested	—	—
Forfeitures	(45)	29.32

Nonvested restricted stock at end of period	1,013	$29.59

Performance Units

The Plan provides for grants of performance units that can be settled in cash, shares of Idearc common stock, or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment.”

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

This award is classified as a liability award because it will be settled in cash upon vesting. All payments are subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance unit award liability is measured at its fair value at the end of each reporting period and will fluctuate based on the performance of Idearc common stock and Idearc’s TSR relative to the TSR of the market benchmark. A portion of the cost related to this performance unit liability is included in the Company’s stock-based compensation expense for the nine months ended September 30, 2007.

Changes in the Company’s performance units outstanding for the nine months ended September 30, 2007 were as follows:

	Performance Units (in thousands)	Weighted Average Fair Value
Outstanding performance units at beginning of period	—	$—
Granted	573	31.47
Dividend equivalents	17	31.47
Payments	—	—
Forfeitures	(24)	31.47

Outstanding performance units at end of period	566	$31.47

The pre-tax compensation expense recognized for the three and nine months ended September 30, 2007 related to incentive compensation awards was $6 million and $34 million, respectively. For the three and nine months ended September 30, 2006, pre-tax compensation expense related to incentive compensation awards was $9 million and $24 million, respectively. The pre-tax compensation expense for the three and nine months ended September 30, 2006 relates to incentive compensation awards granted by Verizon.

As of September 30, 2007, unrecognized compensation expense related to the unvested portion of the Company’s RSUs, restricted stock and performance units was approximately $31 million and is expected to be recognized over a weighted-average period of approximately two years.

Note 6

Pension and Other Postretirement Benefit Costs

We maintain noncontributory defined benefit pension plans for the majority of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory and include a limit on the Company’s share of cost for certain recent and future retirees.

In the third quarter of 2007, we obtained updated actuarial calculations of our pension and postretirement health care and life insurance plans, which were based on actuarial assumptions and updated demographic data for Idearc on a stand-alone basis. These updated actuarial calculations did not have a significant impact to our pension assets or pension expense. For our post retirement health care liabilities, the actuarial calculations included the impact of capping retiree medical premiums for our bargained-for employees, which is contractually required beginning in 2009, and resulted in a $12 million reduction in our health care and life expenses for the nine months ended September 30, 2007 and a reduction in our retirement health care and life liability of approximately $91 million.

During the nine months ended September 30, 2007, our lump sum pension distributions to separated and retired employees exceeded the expected annual sum of pension service and interest costs. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we recorded a $7 million settlement gain in the third quarter of 2007, which represents a pro-rata recognition of the unrecognized gains associated with the separated and retired employees.

Net Periodic Cost

The following tables summarize the benefit costs related to the Company’s pension and postretirement health care and life insurance plans for the three and nine months ended September 30, 2007.

	Pension		Health Care and Life
September 30, 2007	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	(in millions)
Service cost	$1	$5	$(1)	$2
Interest cost	8	26	1	13
Expected return on plan assets	(14)	(44)	—	—
Amortization of prior service costs	1	1	(5)	(4)
Actuarial loss, net	—	—	2	4
Settlement (gain)	(7)	(7)	—	—

Net periodic benefit (income) cost	$(11)	$(19)	$(3)	$15

The net periodic costs for the three and nine months ended September 30, 2006 were a credit of $2 million and expense of $10 million for pension, respectively, and included a $4 million settlement gain in the third quarter, and $7 million and $23 million for health care and life insurance plans, respectively. Prior to our spin-off on November 17, 2006, we participated in Verizon’s benefit plans. The structure of Verizon’s benefit plans did not provide for the separate determination of certain disclosures for our Company for the periods prior to the spin date.

Note 7

Employee Benefits

Savings Plans

We sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of our employees are eligible to participate in these plans. Effective with the spin-off on November 17, 2006, Idearc established three defined contribution plans for the benefit of Idearc employees. These plans are substantially similar to the Verizon savings plans. Under the Company’s savings plans, a certain percentage of eligible employee contributions are matched with Company cash allocated to the employees’ current investment elections. We recognize savings plan expenses based on our matching obligation attributable to our participating employees. For the three and nine months ended September 30, 2007, we recorded total savings plan expenses of $7 million and $22 million, respectively. For the three and nine months ended September 30, 2006, we recorded total savings plan expenses of $6 million and $16 million, respectively.

Severance Benefits

During the three and nine months ended September 30, 2007, we paid severance benefits of $1 million and $9 million, respectively.

Note 8

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income.

The difference between net income and comprehensive income for each of the periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Net income	$117	$245	$329	$680
Other comprehensive income, net of taxes
Pension and postretirement plans	47	—	50	—
Unrealized losses on cash flow hedges	(72)	—	(48)	—

Total comprehensive income	$92	$245	$331	$680

The table below provides the balances of accumulated other comprehensive loss at September 30, 2007 and December 31, 2006:

	At September 30, 2007	At December 31, 2006
	(in millions)
Pension and postretirement plans	$(18)	$(68)
Unrealized losses on cash flow hedges	(48)	—

Accumulated other comprehensive loss	$(66)	$(68)

Note 9

Income Taxes

Idearc Inc. and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2000.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Income taxes for the nine months ended September 30, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense, but excluded the tax effect of one-time discrete items. The Company anticipates the effective tax rate, before adjusting for discrete items, to approximate 39.0% for 2007. The full year effective tax rate for 2006 was 38.9%.

Note 10

Earnings Per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. As of September 30, 2007, there were approximately one million shares of unvested stock-based incentive awards outstanding. Using the treasury stock method, there were no material dilutive impacts associated with these awards for the three months or nine months ended September 30, 2007.

For periods prior to November 17, 2006, basic and diluted earnings per share are computed using the number of shares of Idearc common stock outstanding on November 17, 2006, the date on which the Idearc common stock was distributed by Verizon to its stockholders.

The following table illustrates the calculation of basic and diluted earnings per share for the three months ended and the nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Income available to common stockholders	$117	$245	$329	$680
Weighted-average common shares outstanding	146	146	146	146

Basic and diluted earnings per share	$.80	$1.68	$2.25	$4.66

Note 11

Additional Financial Information

The following table provides additional financial information related to our consolidated balance sheets:

	At September 30, 2007	At December 31, 2006
	(in millions)
Accounts Payable and Accrued Liabilities
Accounts payable	$24	$38
Accrued expenses	77	86
Accrued compensation	107	99
Accrued taxes	23	143
Accrued interest	89	46

	$320	$412

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

In October 2007, the Company received a proposed assessment of approximately $28 million from the State of New York related to sales and use tax on printing and mailing charges. The proposed assessment relates to the audit period March 1998 through May 2005. The Company currently intends to dispute the proposed assessment. The ultimate outcome of this matter is not determinable.

Note 13

Completion of Asset Acquisition

On September 15, 2007, the Company entered into a definitive agreement to purchase Switchboard.com and other online directory assets from InfoSpace, Inc. for $225 million, subject to certain adjustments as provided in the agreement. The acquisition was completed on October 31, 2007. The Company funded the acquisition using cash on hand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a multi-platform media company that connects buyers with sellers, making consumers better shoppers and businesses more successful. Our multi-platform product portfolio strongly positions us in our market space. We are the second largest yellow pages directories publisher in the United States as measured by revenues, and we believe that we have the nation’s leading Internet yellow pages directory. Our products include print yellow pages, print white pages, Superpages.com®, our Internet yellow pages directory, and an information directory for wireless subscribers, Superpages Mobilesm. We are the exclusive official publisher of Verizon print directories in the markets in which Verizon is currently the incumbent local exchange carrier, which we refer to as our incumbent markets. We use the Verizon brand on our print directories in our incumbent markets, as well as in our current markets in which Verizon is not the incumbent, which we refer to as our independent markets.

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

Until the date of the spin-off on November 17, 2006, we operated the print and Internet yellow pages directories businesses of Verizon and not as a stand-alone company. For the period prior to November 17, 2006, the financial statements included herein have been derived from the historical financial statements of Verizon, and include the assets, liabilities, businesses and employees that were primarily related to Verizon’s domestic print and Internet yellow pages directories publishing operations that were reported in Verizon’s Information Services segment in its financial statements. To prepare these financial statements, we specifically identified all assets, liabilities, businesses and employees primarily related to those operations. All significant intercompany accounts and transactions have been eliminated. We believe these specific identifications are reasonable; however, the resulting amounts could differ from amounts that would be determined if we had operated on a stand-alone basis. Because of our relationship with Verizon, our historical results of operations, financial position and cash flows are not necessarily indicative of what they would have been had we operated without the shared resources of Verizon. Accordingly, our financial statements for the period prior to November 17, 2006, are not necessarily indicative of our future results of operations, financial position and cash flows. See our financial statements and related notes thereto included in “Item 1. Financial Statements” of this report.

Historically, we reimbursed Verizon for specific goods and services it provided to, or arranged for us, based on tariffed rates, market prices or negotiated terms that approximated market rates. These goods and services included items such as communications and data processing services, office space, professional fees and insurance coverage.

We also reimbursed Verizon for our share of costs incurred by Verizon to provide services on a common basis to all of its subsidiaries. These costs included allocations for legal, security, treasury, tax and audit services. The allocations were based on actual costs incurred by Verizon and periodic studies that identified employees, or groups of employees, who were totally or partially dedicated to performing activities that benefited us. In addition, we reimbursed Verizon for general corporate costs that indirectly benefited us, including costs for activities such as investor relations, financial planning, marketing services and benefits administration. These allocations were based on actual costs incurred by Verizon, as well as on our size relative to other Verizon subsidiaries. We believe that these cost allocations were reasonable for the services provided. We also believe that these cost allocations were consistent with the nature and approximate amount of the costs that we would have incurred on a stand-alone basis.

The costs we incur as a stand-alone company include payment for services provided by Verizon under a transition services agreement, which became effective at the consummation of the spin-off. Under the transition services agreement, Verizon continues to provide certain services that it has historically provided to us, including portions of information technology, financial services and human resources for an interim period. During the period of the transition services agreement, we incur one-time costs for transition activities and may incur some duplicative expenses as we start up certain stand-alone functions. We fund these costs from available cash. Following the full implementation of our stand-alone functions and the termination of the transition services agreement, we expect costs for the stand-alone services to be similar to our historical costs. However, there can be no assurance that our costs will not exceed our historical cost allocations for similar services.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth our operating results for the three month periods ended September 30, 2007 and 2006:

Three months ended September 30,	2007	2006	Change	% Change
	(in millions, except %)
Operating Revenue
Print products	$721	$743	$(22)	(3.0)%
Internet	69	60	9	15.0
Other	1	2	(1)	(50.0)

Total operating revenue	791	805	(14)	(1.7)

Operating Expense
Selling	164	172	(8)	(4.7)
Cost of sales (exclusive of depreciation and amortization)	143	149	(6)	(4.0)
General and administrative	104	88	16	18.2
Depreciation and amortization	22	23	(1)	(4.3)

Total operating expense	433	432	1	0.2

Operating income	358	373	(15)	(4.0)
Interest expense (income), net	168	(8)	176	nm

Income before provision for income taxes	190	381	(191)	(50.1)
Provision for income taxes	73	136	(63)	(46.3)

Net income	$117	$245	$(128)	(52.2)%

Operating Revenue

Operating revenue of $791 million for the three months ended September 30, 2007 decreased $14 million, or 1.7%, compared to $805 million for the three months ended September 30, 2006 for the reasons described below.

Print Products. Revenue from print products of $721 million for the three months ended September 30, 2007 decreased $22 million, or 3.0%, compared to $743 million for the three months ended September 30, 2006. This decline resulted from reduced advertiser renewals, partially offset by the addition of new advertisers, increases in advertiser spending and revenue from new product offerings.

Internet. Internet revenue of $69 million for the three months ended September 30, 2007 increased $9 million, or 15.0%, compared to $60 million for the three months ended September 30, 2006, as we continued to expand our product offerings, market reach and advertiser base. Internet growth of 15.0% continues to show positive signs, as a result of the continued introduction of performance-based advertising products and the benefits of the 2006 Inceptor asset acquisition. Third quarter Internet revenue was disproportionately affected by a $4 million adjustment related to operational issues at one of our reseller channels, which we do not believe constitutes a continuing trend.

Operating Expense

Operating expense of $433 million for the three months ended September 30, 2007 increased $1 million, or 0.2%, compared to $432 million for the three months ended September 30, 2006 for the reasons described below.

Selling. Selling expense of $164 million for the three months ended September 30, 2007 decreased $8 million, or 4.7%, compared to $172 million for the three months ended September 30, 2006. This decrease resulted primarily from lower employee benefit and advertising costs, partially offset by higher sales commissions.

Cost of Sales. Cost of sales of $143 million for the three months ended September 30, 2007 decreased $6 million, or 4.0%, compared to $149 million for the three months ended September 30, 2006. This decrease was primarily due to reduced employee related costs and employee benefits, partially offset by higher printing and distribution costs and Internet traffic costs associated with Superpages.com.

General and Administrative. General and administrative expense of $104 million for the three months ended September 30, 2007 increased $16 million, or 18.2%, compared to $88 million for the three months ended September 30, 2006. The increase is primarily related to increased bad debt expense, non-recurring separation costs related to the spin-off and contractor costs, partially offset by a decrease in general and administrative charges billed to us from our former parent during 2006, employee related costs, employee benefit costs, stock compensation expense, and a gain on the sale of a building.

Interest Expense (Income), Net

Interest expense, net of interest income, of $168 million increased $176 million compared to interest income, net, of $8 million for the three months ended September 30, 2006 as a result of issuing debt of $9,115 million in connection with our spin-off from our former parent.

Provision for Income Taxes

Provision for income taxes of $73 million for the three months ended September 30, 2007 decreased $63 million, or 46.3%, compared to $136 million for the three months ended September 30, 2006, primarily due to lower pretax income. The effective tax rates for the three months ended September 30, 2007 and 2006 were 38.4% and 35.7%, respectively. The difference in the effective tax rate is primarily due to favorable federal income tax deductions reported in the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth our operating results for the nine month periods ended September 30, 2007 and 2006:

Nine Months Ended September 30,	2007	2006	Change	% Change
	(in millions, except %)
Operating Revenue
Print products	$2,189	$2,241	$(52)	(2.3)%
Internet	210	167	43	25.7
Other	3	12	(9)	(75.0)

Total operating revenue	2,402	2,420	(18)	(0.7)

Operating Expense
Selling	546	522	24	4.6
Cost of sales (exclusive of depreciation and amortization)	464	474	(10)	(2.1)
General and administrative	294	286	8	2.8
Depreciation and amortization	66	67	(1)	(1.5)

Total operating expense	1,370	1,349	21	1.6

Operating income	1,032	1,071	(39)	(3.6)
Interest expense (income), net	505	(21)	526	nm

Income before provision for income taxes	527	1,092	(565)	(51.7)
Provision for income taxes	198	412	(214)	(51.9)

Net income	$329	$680	$(351)	(51.6)%

Operating Revenue

Operating revenue of $2,402 million for the nine months ended September 30, 2007 decreased $18 million, or 0.7%, compared to $2,420 million for the nine months ended September 30, 2006 for the reasons described below.

Print Products. Revenue from print products of $2,189 million for the nine months ended September 30, 2007 decreased $52 million, or 2.3%, compared to $2,241 million for the nine months ended September, 2006. This decline resulted from reduced advertiser renewals, partially offset by the addition of new advertisers, increases in advertiser spending and revenue from new product offerings.

Internet. Internet revenue of $210 million for the nine months ended September 30, 2007 increased $43 million, or 25.7%, compared to $167 million for the nine months ended September 30, 2006, as we continued to expand our product offerings, market reach and advertiser base. There was a significant improvement in growth rate, 25.7% for the nine months ended September 30, 2007 as compared to 13.6% for the nine months ended September 30, 2006, resulting from the introduction of performance-based advertising products and the benefits of the 2006 Inceptor asset acquisition.

Other Revenue. Other revenue of $3 million for the nine months ended September 30, 2007 decreased $9 million, or 75.0%, compared to $12 million for the nine months ended September 30, 2006. This decrease is primarily due to the elimination of commercial printing services revenue, which was $7 million in the first three months of 2006. We sold our printing assets in February 2006.

Operating Expense

Operating expense of $1,370 million for the nine months ended September 30, 2007 increased $21 million, or 1.6%, compared to $1,349 million for the nine months ended September 30, 2006 for the reasons described below.

Selling. Selling expense of $546 million for the nine months ended September 30, 2007 increased $24 million, or 4.6%, compared to $522 million for the nine months ended September 30, 2006. This increase resulted primarily from higher employee-related costs associated with hiring additional sales force employees, higher sales commission costs and increased advertising, partially offset by lower employee benefit costs.

Cost of Sales. Cost of sales of $464 million for the nine months ended September 30, 2007 decreased $10 million, or 2.1%, compared to $474 million for the nine months ended September 30, 2006. This decrease was primarily due to reduced employee related costs and employee benefit costs, partially offset by higher printing and distribution costs and Internet traffic costs associated with Superpages.com.

General and Administrative. General and administrative expense of $294 million for the nine months ended September 30, 2007 increased $8 million, or 2.8%, compared to $286 million for the nine months ended September 30, 2006. The increase is primarily related to increased bad debt expense, stock compensation expense, contractor costs and non-recurring separation costs related to the spin-off, partially offset by lower employee related costs, employee benefit costs, a gain on the sale of a building and lower general and administrative costs billed to us by our former parent.

Interest Expense (Income), Net

Interest expense, net of interest income, for the nine months ended September 30, 2007 was $505 million, an increase of $526 million compared to interest income, net, of $21 million for the nine months ended September 30, 2006. The increase was a result of issuing debt of $9,115 million in connection with our spin-off from our former parent.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2007 of $198 million decreased $214 million, or 51.9%, compared to $412 million for the nine months ended September 30, 2006, primarily due to lower pretax income. The effective tax rates for the nine months ended September 20, 2007 and 2006 were 37.6% and 37.7%, respectively.

Income taxes for the nine months ended September 30, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense, but excluded the tax effect of one-time discrete items. The Company anticipates the effective tax rate, before adjusting for discrete items, to approximate 39.0% for 2007. The full year effective tax rate for 2006 was 38.9%.

Liquidity and Capital Resources

The following table sets forth a summary of cash flows for the nine month periods ended September 30, 2007 and 2006:

Nine months ended September 30,	2007	2006	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$334	$794	$(460)
Investing activities	(4)	(20)	16
Financing activities	(186)	(774)	588

Increase In Cash and Cash Equivalents	$144	$—	$144

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $334 million for the nine months ended September 30, 2007 decreased $460 million, compared to $794 million for the nine months ended September 30, 2006, primarily due to interest payments on debt incurred and separation costs associated with our spin-off from our former parent and an anticipated one-time increase in accounts receivable resulting from our decision to shift billing from Verizon to our own direct billing platform. In the past, amounts billed and collected by Verizon were received well in advance of normal customer payment experience. Now that we are direct billing all customers, the new higher account receivable balance represents actual customer collection experience. These unfavorable items are partially offset by lower income tax payments and other working capital items.

Net cash used in investing activities of $4 million for the nine months ended September 30, 2007 decreased $16 million, compared to $20 million of net cash used in investing activities for the nine months ended September 30, 2006. The decrease is due to lower capital expenditures, the Inceptor asset acquisition in 2006 and proceeds from the sales of assets, partially offset by lower amounts received from short term investments. Our short term investments include principally cash equivalents held in trust accounts for the payment of employee benefits.

Net cash used in financing activities of $186 million for the nine months ended September 30, 2007 decreased $588 million, or 76.0%, as compared to $774 million in the nine months ended September 30, 2006. In the nine months ended September 30, 2007, we paid dividends of $150 million to Idearc stockholders compared to a dividend/return of capital paid to our former parent in 2006 of $642 million. Additionally, in 2006 we had a $132 million increase in our note receivable with our former parent. This increase was offset by $36 million in principal payments in 2007 on our secured credit facilities. As a result of these principal payments, our outstanding long-term debt, including current maturities, was reduced from $9,115 million at December 31, 2006 to $9,079 million at September 30, 2007. For additional information related to long-term debt, see Note 4 to our unaudited financial statements included in this report.

On October 31, 2007, the Company completed the $225 million acquisition of Switchboard.com and other online directory assets from InfoSpace, Inc. The Company funded the acquisition using cash on hand.

We believe the net cash provided by our operating activities, supplemented as necessary with borrowings under our credit facility, and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2007. We may borrow additional funds or issue debt or equity securities, subject to the limitations in our existing debt instruments, in the event we wish to pursue additional acquisition opportunities.

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

During our second quarter ended June 30, 2007, we changed our accounting methodology associated with the recognition of sales commissions. Sales commissions were previously expensed as incurred. We are now deferring sales commissions to deferred directory costs and recognizing these costs over the life of the directory or advertising service, consistent with our revenue recognition policies on such products and services. We believe this method is preferable because it provides a better matching of sales commissions with the related revenues and is the policy followed by other companies in the industry. Additionally, this method is consistent with our accounting policy for other direct and incremental costs, which include paper, printing and initial distribution costs. We recorded the change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires that all elective accounting changes be made on a retrospective basis. As such, the unaudited financial statements and related notes included in this report have been adjusted to apply the impact of this accounting change retrospectively to all prior periods. For additional information related to the change in accounting principle, see Note 2 to our unaudited financial statements included in this report.

Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history and an estimate of uncollectible accounts. Management may exercise its judgment in adjusting the provision as a consequence of known items, including current economic factors and credit trends. Accounts receivable adjustments are recorded against the allowance for doubtful accounts. Bad debt expense as a percentage of revenue was 4.6% and 4.2% for the nine months ended September 30, 2007 and 2006, respectively.

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” and of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”). Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. We have been included in Verizon’s consolidated federal and state income tax returns prior to the spin-off and will file stand-alone returns for subsequent periods. However, the provision for income taxes in our consolidated financial statements has been determined as if we had filed our own consolidated income tax returns separate and apart from Verizon.

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

As part of our estimation process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

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

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the tax years ended December 31, 2006, 2005 and 2004, we recognized approximately $6 million, $3 million, and $1 million in interest, respectively. The Company had $13 million and $7 million of accrued interest at December 31, 2006 and 2005, respectively.

The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the year ending December 31, 2007.

Income taxes for the nine months ended September 30, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense, but excluded the tax effect of one-time discrete items. The Company anticipates the effective tax rate, before adjusting for discrete items, to approximate 39.0% for 2007. The full year effective tax rate for 2006 was 38.9%.

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

As of September 30, 2007, Idearc had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million. These swaps consist of three separate swap transactions with notional amounts of $1,710 million maturing on March 31, 2009, $2,700 million maturing on June 29, 2012 and $1,100 million maturing on September 30, 2010. In addition to these swaps, Idearc entered into two forward swap transactions effective March 31, 2009 with notional amounts of $800 million maturing on March 31, 2012 and $900 million with annual notional reductions of $200 million maturing on March 31, 2012. Under the swap agreements we pay fixed rate interest and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swaps comply with our debt covenant that requires that at least 50% of our debt be subject to fixed rates for a minimum of two years. We do not enter into financial instruments for trading or speculative purposes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated September 15, 2007, by and between Idearc Inc. and InfoSpace, Inc. (incorporated by reference to Exhibit 2.1 to Idearc Inc.’s Current Report on Form 8-K, filed September 18, 2007)

31.1	Certification of Katherine J. Harless filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Andrew Coticchio filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Katherine J. Harless and Andrew Coticchio filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEARC INC.

November 5, 2007	/s/ Katherine J. Harless
Katherine J. Harless
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2007	/s/ Andrew Coticchio
Andrew Coticchio
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated September 15, 2007, by and between Idearc Inc. and InfoSpace, Inc. (incorporated by reference to Exhibit 2.1 to Idearc Inc.’s Current Report on Form 8-K, filed September 18, 2007)

31.1	Certification of Katherine J. Harless filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Andrew Coticchio filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Katherine J. Harless and Andrew Coticchio filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002