Form 10-K
period 2007-12-31
IDEARC INC.
filed 2008-02-29
CIK 1367396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File Number: 1-32939

IDEARC INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5095175
(State of Incorporation)	(I.R.S. Employer Identification Number)

2200 West Airfield Drive, P.O. Box 619810 D/FW Airport, TX (Address of Principal Executive Offices)	75261 (Zip Code)

Registrant’s telephone number, including area code:
(972) 453-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 29, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $5.1 billion, based upon the closing price of the shares on the New York Stock Exchange on that date.

As of February 25, 2008, there were 146,684,322 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

We own or have rights to use various copyrights, trademarks, service marks and trade names in our business, including Idearctm, Idearc Mediatm, the Idearc logo, the Idearc Media logo, Verizon® Yellow Pages, Verizon® White Pages, Verizon® Yellow Pages Companion Directories, Superpages.com®, Switchboard®, Switchboard.comtm, LocalSearch.comsm, Superpages Mobilesm, Superpages Mobilesm for BlackBerry®, reFresh reCharge reNewtm, Solutions At Handtm, Solutions at Hometm, Solutions on the Movetm and Solutions Directtm. This report also includes copyrights, trademarks, service marks and/or trade names of other companies.

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	risks related to our substantial indebtedness;

•	risks related to our declining revenue;

•	limitations on our operating and strategic flexibility under the terms of our debt agreements;

•	changes in our competitive position due to competition from other yellow pages directories publishers and other traditional and new media and our ability to anticipate or respond to changes in technology and user preferences;

•	declining use of print yellow pages directories;

•	access to capital markets and changes in credit ratings;

•	changes in the availability and cost of paper and other raw materials used to print our directories and our reliance on third-party providers for printing and distribution services;

•	increased credit risk associated with our reliance on small- and medium-sized businesses;

•	changes in our operating performance;

•	increased demands on our management team as a result of operating as an independent company;

•	our ability to attract and retain qualified executives;

•	our ability to maintain good relations with our unionized employees;

•	changes in U.S. labor, business, political and/or economic conditions;

•	changes in governmental regulations and policies and actions of regulatory bodies;

•	risks inherent in our spin-off from our former parent corporation, Verizon Communications Inc., which we refer to as Verizon, including increased costs and reduced profitability associated with operating as an independent company; and

•	risks associated with our obligations under agreements entered into with Verizon in connection with our spin-off.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under “Item 1A. Risk Factors.” If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

ii

PART I

Item 1.	Business.

Overview

We are one of the largest yellow pages directories publishers in the United States as measured by revenues, and we believe that we are one of the nation’s leading online local search providers. Our products include print yellow pages, print white pages, Superpages.com, Switchboard.com and LocalSearch.com, our online local search resources, and Superpages Mobile, our information directory for wireless subscribers. We became an independent public company in November 2006 when Verizon Communications Inc. completed the spin off of our shares to Verizon’s stockholders.

We are transforming from a print-centric business to a multi-product business. As we effect this transformation, our strategy is to continue providing a portfolio of multiple advertising products to ensure our advertisers will have opportunity for a presence regardless of where or when consumers are searching for local information.

Together with our predecessor companies, we have more than 125 years of experience in the print directory business. We believe that we have consistently held a leading market position in the markets in which Verizon is the incumbent local exchange carrier, which we refer to as our incumbent markets. We publish our directories in more than 360 markets in 34 states across the United States and the District of Columbia, providing a geographically diversified revenue base. In 2007, we published more than 1,200 distinct directory titles, including more than 1,100 directory titles in our incumbent markets and more than 150 directory titles in our current markets in which Verizon is not the incumbent, which we refer to as our expansion markets. During 2007, we distributed about 137 million copies of these directories to businesses and residences in the United States.

In 2007, we generated revenues of $3,189 million and operating income of $1,343 million. We derive our revenues primarily through the sale of print directory advertising. Approximately 91.0% of our revenues for 2007 came from the sale of advertising in print directories. Approximately 8.9% came from our Internet products. In 2007, Internet revenue increased almost 24% to $285 million. Our Internet products and services are an important part of our business. We expect it will become increasingly important as we effect our transformation.

We are the exclusive official publisher of Verizon print directories in the markets in which Verizon is currently the incumbent local exchange carrier. We use the Verizon brand on our print directories in both our incumbent markets and our expansion markets. We launched Superpages.com in 1996. Superpages.com now has more than 17 million business listings and tens of millions of residential listings in the United States. In 2007, consumers conducted more than 4.8 billion network searches using Superpages.com.

We believe that businesses choose our products and services because they value the return on investment they achieve when advertising through our products and services relative to other media. In making a decision to advertise, we believe that our customers recognize the fact that a large number of consumers who consult yellow pages directories actually make a purchase and that a broad and diverse demographic and geographic base of consumers use our print and Internet products. We also believe that our advertisers value the quality of our customer service and other support we provide.

Idearc Inc. was formed as a Delaware corporation in June 2006 in anticipation of the spin-off from Verizon. In connection with the spin-off, we issued approximately 146 million shares of our common stock and $9,115 million in debt.

Competitive Strengths

We believe that our business possesses the following strengths that will enable us to continue to implement our multi-platform strategy and compete successfully in the local advertising marketplace:

•	Leading Market Position. We are one of the largest yellow pages directories publishers in the United States as measured by revenues, and we believe that we are one of the nation’s leading online local search providers. We are the exclusive official print directory publisher of Verizon Yellow Pages in our incumbent markets and Verizon has granted us the right to use the Verizon brand on our print directories in both our incumbent and specified expansion markets. We believe our position as the official publisher of Verizon print directories in our incumbent markets drives consumer awareness and use of our directories. In addition, we believe that the Verizon brand and Verizon’s long-term presence as the incumbent local exchange carrier position us as a preferred directory for both local advertisers and consumers in our incumbent markets and provide us immediate credibility as we enter other expansion markets.

•	Strong Cash Flow. Our business benefits from a large revenue base, low capital requirements and strong cash flow. The pre-sold nature of directory advertising provides revenue and cash flow visibility because advertisers generally pay on a monthly basis over the life of a print directory, and over the term of Internet advertising, both of which are typically one year. The capital expenditure requirements of our business are modest and amounted to $46 million, $64 million and $78 million in 2007, 2006 and 2005, respectively representing less than 2.5% of annual operating revenue. As a result, we generate strong cash flow to support our balanced capital allocation program to service our debt, pay dividends and invest in our business.

•	Leading Online Local Search Provider. We believe that we are one of the nation’s leading online local search providers with Superpages.com, Switchboard.com and LocalSearch.com. In 2007, Superpages.com had more than 4.8 billion network searches, which was a 71% increase from the prior year. As of December 31, 2007, Superpages.com had more than 17 million business listings and tens of millions of residential listings in the United States. Superpages.com has evolved into a leading online product for traditional and non-traditional advertisers because of our focus on delivering relevant content, supplying advanced technology and attracting increased traffic. Under agreements with several major search engines, we place local advertising on the search engines’ websites, providing us with higher traffic volume while retaining the customer relationship. We believe that even as those search engines develop their own local search capabilities, they will continue to find these agreements beneficial because our local sales force provides them access to local advertising content without having to invest in their own local sales force.

•	Superior Value Proposition for our Advertisers. We believe directory advertising provides our advertisers with a greater value proposition than other media because it targets consumers at the key time when they are actively seeking information to make a purchase. We also believe that our directory advertising generally provides a competitive cost per reference. Cost per reference is a measure of an advertiser’s cost per contact generated from advertising through our products and services. Further, we believe that our directory advertising provides a higher return on investment than many other local advertising alternatives, including newspapers, television and radio. We offer our customers an array of complementary products in which they can advertise, including Verizon Yellow Pages, Verizon White Pages, Verizon Yellow Pages Companion Directories, Superpages.com, Superpages Mobile, Superpages Mobile for BlackBerry, Switchboard.com, reFresh reCharge reNew, Solutions At Hand, Solutions at Home magazines, Solutions on the Move and Solutions Direct direct mail packages, all of which extend our customers’ reach into other media categories.

•	Large Locally Based Sales Force. The majority of our sales force is locally based, operating from 58 regional offices and consisting of premise sales representatives who generally focus on high-revenue customers. We believe the size, local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with our advertisers. Our local print customer renewal rates (which exclude the loss of customers that did not renew because they are no longer in business) have remained above 84% over the past three years and exceed 90% for our highest value customers. In addition, we have well-established training programs, practices and procedures to manage the productivity and effectiveness of our sales force. See “— Sales and Marketing.”

•	Product Innovation and Adaptation. We believe we are adept at both developing innovative products and adapting quickly to consumer preferences, enabling us to maintain our strong position in both the Internet and print directories markets. Since the launch of Superpages.com in 1996, we have continued to develop Superpages.com to adapt to market demands and advances in technology and to effectively compete or cooperate with other online information providers. In 2005, we introduced Verizon Yellow Pages

Companion Directories, which are convenient, smaller-sized directories that are distributed in conjunction with the full-size Verizon Yellow Pages. Advertising in the companion directories is available to businesses that maintain or increase their programs in the core directory. Within a year of introducing our smaller-sized directories, we became the largest publisher of smaller-sized companion directories. We offer print extensions, such as Solutions at Hand magazines and Solutions Direct advertising postcard packages, to enable us to capture revenue in the $60 billion direct mail industry and $13 billion magazine industry, as well as our Superpages Mobile and Superpages Mobile for BlackBerry service for wireless phone subscribers. We also publish 60 Hispanic directories, which we believe is substantially more than any of our competitors.

•	Diverse and Attractive Markets. We currently publish our directories in more than 310 incumbent markets and about 50 expansion markets. We operate in 34 states across the United States and in the District of Columbia. We believe our markets are attractive for local and national advertisers due to the high concentration of well-educated and affluent residents and higher consumer spending than the national average. We believe we have a degree of protection from regional market fluctuations because we have a presence in more than 360 markets across the U.S., many of which feature highly attractive demographics. In 2007, our top ten directories, as measured by revenues, accounted for only 11% of our revenues and no single directory accounted for more than 2% of our revenues.

•	Broad Customer Base. Our revenues come from more than 830,000 customers as of December 31, 2007. We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser. The renewal rates of our local print customers (which exclude the loss of customers that did not renew because they are no longer in business) have been over 84% for the past three years and over 90% for our highest value customers. In 2007, no single customer accounted for more than 0.06% of our revenues, with our top ten customers representing less than 0.5% of our revenues.

Business Strategy

The principal elements of our business strategy include:

•	Strengthen Our Multi-Product Portfolio. Our ability to develop and adapt products to help our advertisers reach more consumers in more ways is key to increasing product usage and generating revenue. We are continuing to enhance our Internet products by focusing on improvements in content, technology and traffic. We are continuing to cater to the advertising needs of local and national businesses by offering print advertising options that fit their needs and budgets. To further increase advertisers’ return on investment, we are continuing to implement and refine programs that align each advertiser’s costs with the value of the advertising program purchased. In addition, we will introduce and market new products that provide our advertisers with additional opportunities to reach consumers and further enhance their cost per reference.

•	Leverage the Verizon brand. We believe the Verizon brand positions us as a preferred directory for both local advertisers and consumers in our incumbent markets and provides us immediate credibility as we move into expansion markets.

•	Continue to leverage our large locally based sales force. We are developing multi-product training programs for our sales representatives to enhance productivity, reinforce our multi-product portfolio and more effectively manage our customer relationships. We offer an incentive-based compensation plan that we believe increases productivity and lowers employee turnover.

•	Continue to implement market-specific programs. We intend to continue to implement market-specific strategies. For example, in select markets, we intend to introduce Internet products first rather than print directory options. This approach allows us to penetrate the market more quickly and capitalize on the growth of this product. As market opportunity dictates, we may follow with a print advertising offer. In addition, where appropriate, we intend to continue adjusting the geographic reach of specific products to reflect changing demographics and shopping patterns, adjusting the timing and method of directory distribution and expanding our product line to attract new spending from our customer base.

•	Targeted acquisitions. We intend to continue growing our business by making acquisitions or entering into partnerships and joint ventures. In 2007, we acquired Switchboard.com. We believe this acquisition significantly increases the scale of Superpages.com and benefits our advertisers.

History

We began publishing directories as part of the “Bell System” under AT&T. In 1936, GTE was founded and shortly thereafter began publishing directories. In 1984, the local exchange businesses (including the directory operations) of AT&T were reorganized into seven “regional bell operating companies,” which were spun-off as independent companies. Two of those companies, NYNEX and Bell Atlantic, combined their businesses when Bell Atlantic acquired NYNEX in 1997. The combined directory operations of NYNEX, Bell Atlantic and GTE began doing business as Verizon Directories Corp. after GTE became a wholly owned subsidiary of Bell Atlantic in 2000 and Bell Atlantic was renamed Verizon Communications Inc.

In anticipation of the spin-off, Verizon transferred to us its domestic print and Internet yellow pages directories publishing operations. The spin-off was completed in November 2006 through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon’s stockholders.

Markets

In 2007, we published more than 1,200 directories in more than 360 markets in 34 states across the United States and in the District of Columbia and distributed approximately 137 million directories to businesses and residences in the United States. In 2007, our top ten directories, as measured by revenues, accounted for only 11% of our revenues and no single directory accounted for more than 2% of our revenues. Our directories are generally well-established in their communities and cover contiguous geographic areas to create a strong local market presence and achieve selling efficiencies.

Incumbent Markets

We publish our directories in more than 310 incumbent markets. We believe our incumbent markets are attractive for local and national advertisers due to high concentrations of well-educated and affluent residents and higher consumer spending than the national average.

In connection with the spin-off, we entered into a number of agreements with Verizon to preserve the benefits of being the publisher of Verizon print directories. These agreements included a publishing agreement, a branding agreement and a non-competition agreement, each of which has an initial term of 30 years, expiring in 2036. The publishing agreement will automatically renew for additional five-year terms unless we or Verizon provide at least 24 months’ notice of termination. Under the publishing agreement, Verizon named us the exclusive official publisher of Verizon print directories of wireline listings in its incumbent markets. In the branding agreement, Verizon granted us a limited right to use certain Verizon trademarks and service marks in connection with publishing certain print directories and to identify ourselves as its official print directory publisher. Under the non-competition agreement, Verizon generally agreed not to publish tangible or digital (excluding Internet) media directory products consisting principally of wireline listings and classified advertisements of subscribers in our incumbent markets.

We believe that serving as the exclusive official publisher of Verizon print directories in our incumbent markets provides us with a competitive advantage. Incumbent publishers can generally deliver a better value proposition to advertisers (measured in terms of cost per reference, or an advertiser’s cost per contact generated from advertising through a publisher’s product or service) because those publishers tend to have a higher frequency of consumer use in the market, largely due to their long-term presence in a particular market and user perceptions of accuracy, completeness and trustworthiness of their directories. Incumbent publishers also tend to benefit from established customer bases and solid, cost-efficient operations infrastructures. We believe that Verizon’s long-term presence as the incumbent local exchange carrier in our incumbent markets, as well as our ongoing association with the Verizon brand, positions us as a preferred directory for both local advertisers and consumers in those markets.

Expansion Markets

In 2002, we launched an initiative to expand into markets where Verizon is not the incumbent local exchange carrier. We currently operate in about 50 expansion markets, in which we publish more than 150 distinct directory titles. Our market expansion strategy enables us to compete with other publishers while broadening our geographic presence.

We believe that Verizon’s national brand presence provides us with a competitive advantage in our current expansion markets. The branding agreement we entered into with Verizon granted us a limited right to use the Verizon brand on our print directories in our current expansion markets, in a small number of other markets we are currently considering entering and, under certain circumstances, in other markets that we might wish to enter in the future. Our right to use the Verizon brand in these markets is non-exclusive and subject to a number of conditions. This agreement also has an initial 30-year term expiring in 2036.

Products

Overview

Our main products are print directories, which generated approximately 91.0% of our revenues in 2007. We also operate Superpages.com, Switchboard.com and LocalSearch.com, our online local search resources, and Superpages Mobile, our information service for wireless phone subscribers. We also provide direct and database marketing services. We offer our customers an array of complementary products in which they can advertise, including Verizon Yellow Pages, Verizon White Pages, Verizon Yellow Pages Companion Directories, Superpages.com, Superpages Mobile, Superpages Mobile for BlackBerry, Switchboard.com, reFresh reCharge reNew magazine, Solutions At Hand magazine, Solutions at Home magazine, and Solutions on the Move and Solutions Direct direct mail packages.

Print Directories

In 2007, we published more than 1,200 distinct directory titles, consisting of directories that contain only yellow pages, directories that contain only white pages, directories that contain both white and yellow pages, smaller-sized companion directories, directories that include advertisements in both English and Spanish and directories in Spanish only. In addition to print directories, we offer our complementary products that improve our advertisers’ reach and return on investment.

Our directories are designed to meet the advertising needs of local and national businesses and the information needs of consumers. The breadth of our advertising options enables us to create customized advertising programs that are responsive to specific customer needs and advertising budget. Our yellow pages and white pages directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in local markets.

Yellow Pages Directories.  Our yellow pages directories provide a range of paid advertising options, as described below:

•	Listing Options. An advertiser may:

•	pay for listings in additional headings;

•	pay to have a listing highlighted or printed in bold or superbold text, increasing visibility; and/or

•	purchase extra lines of text to include information, such as hours of operation, a website address or a more detailed business description.

•	In-Column Advertising Options. For greater prominence on a page, an advertiser may expand its basic alphabetical listing by purchasing advertising space in the column in which the listing appears. In-column advertisement options include bolding, special fonts, color and special features such as logos. The cost of in-column advertising depends on the size and type of the advertisement purchased, and on the reach and scope of the directory.

•	Display Advertising Options. A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. Display advertisements are usually placed at the front of a heading, ordered first by size and then by advertiser seniority. This ordering process provides a strong incentive to advertisers to increase the size of their advertisements and to renew their advertising purchases each year to ensure that their advertisements receive priority placement. Display advertisements range in size from a quarter column to as large as a two page spread. The cost of display advertisements depends on the size, type and value of advertisement purchased, and on the reach and scope of the directory.

•	Specialty Products. In addition to the advertisement options described above, we offer products that allow businesses to increase visibility or better target specific types of consumers. Our specialty products include:

•	savings cards, color coupons and special offers that enable advertisers to deliver promotional offers to consumers;

•	advertising space in a variety of specialty guides included in our directories that list services by specialization or service area, including Golf Guides, Health and Wellness Guides, Dining Guides, Women- and Minority-Owned Business Guides and Sports Team-Related Guides;

•	gatefold sections, cover tip-ons, cover advertising and specialty tabs that provide businesses with extra space to include more information in their advertisements; and

•	a call measurement service, which uses metered telephone numbers to provide advertisers with information about the consumer responses to an advertisement.

White Pages Directories.  Regulations established by state public utilities commissions require Verizon to publish and distribute white pages directories of certain residences and businesses that order or receive local telephone service from Verizon. These regulations also require Verizon, in specified cases, to include information relating to the provision of telephone service provided by Verizon and other carriers in the service area, as well as information relating to local and state governmental agencies.

We entered into a publishing agreement with Verizon under which we publish and distribute these directories on behalf of Verizon. Under the publishing agreement, we provide a white pages listing free of charge to every residence and business with local wireline telephone service in the area, as well as a courtesy listing in the yellow pages for business customers. The listing includes the name, address and phone number of the residence or business unless the wireline customer requests not to be listed or published. We are responsible for the costs of publishing, printing and distributing these directories, which costs are included in our operating expenses. We also publish white pages directories in selected expansion markets when we believe doing so will have a positive impact on our business.

Advertising options include bolding and highlighting for added visibility, extra lines to include supplemental information and in-column and display advertisements. Verizon derives revenues from the sale of certain supplemental listing information in the white pages directories pursuant to state tariffs. Under our publishing agreement, Verizon shares with us 5% of any revenue over a certain baseline amount, determined on a state-by-state basis that it receives from the sale of supplemental listing information.

Internet Products

Overview.  We launched Superpages.com in 1996. Superpages.com was the first online local search resource to offer advertisers both fixed-fee and performance-based product options. Superpages.com now has more than 17 million business listings and tens of millions of residential listings in the United States. In 2007, consumers conducted more than 4.8 billion network searches using Superpages.com. Superpages.com has evolved into a leading online product for traditional and non-traditional advertisers because of our focus on delivering relevant content, supplying advanced technology and attracting increased traffic.

We are using technology to create a more useful online search experience. In 2007, we introduced a new relevancy-based algorithm that we believe pairs the highest quality advertisements with consumer search queries. We also launched Superpages Mobile for BlackBerry, which allows us to deliver our content directly to business travelers and other mobile users. In addition, we introduced Superpages Video, which is a content enhancement that gives advertisers a cost-effective tool to showcase their businesses for consumers. Video clips, like many Superpages.com advertising options, are available in a performance-based pricing model.

The Superpages.com site was redesigned in 2007 to offer more user-friendly navigation and search functions to help consumers find the specific products or services they need. Other content enhancements included expanded user reviews with the ability to add photos and blogs, and links to web-based shopping information. For example, we launched a restaurant reviews application for Facebook to supply local advertiser content in a social networking environment. With this application, Facebook’s users can browse, research and write restaurant reviews and compare favorite reviews with others. Reviews written on Facebook are incorporated into the consumer reviews on Superpages.com.

We also offer self- and full-service fulfillment options, website design and hosting services and accompanying search engine marketing options for businesses that do not have the capabilities or resources to manage Internet marketing.

We have entered into more than 250 distribution agreements with online search and other Internet sites to increase online traffic and extend our advertisers’ online reach. Many of these distribution agreements bring end-users directly into the Superpages.com network. We continue to seek out mutually beneficial arrangements that give our advertisers more exposure and our site more traffic, while giving end users and others the benefit of our local advertising content. We believe that even as sites we partner with develop their own local search capabilities, they will continue to find agreements with us beneficial, because our local sales force gives them access to local advertising content without having to invest in their own local sales force.

In 2007, we acquired Switchboard.com. We believe this acquisition significantly increases the scale of Superpages.com and benefits our advertisers. In addition, in 2007, we invested in AmericanTowns.com, which gives us access to neighborhood-based information that we can easily integrate with our local search offerings. Also, to further strengthen our identification with local search expertise, we acquired the LocalSearch.com domain name.

We provide all businesses with a basic listing on Superpages.com at no charge to the advertiser. Businesses may pay to enhance their listings on Superpages.com and for other premium advertising products. Options that are available include extra lines, online replicas of print advertisements, website and e-mail links, priority placement and banners.

Features.  Superpages.com provides the following:

•	fully searchable content that allows users to search an advertisement and provides refined geographic search capabilities;

•	approximately 17 million business listings, tens of millions of residential listings and approximately 10 million Internet-specific enhanced content;

•	fixed-fee advertising that allows advertisers to purchase enhancements to their listings or expand their reach to additional geographic areas;

•	performance-based advertising products, or PBAPs, including Superpages Video, that allow advertisers to only pay for calls to their businesses or clicks on their Internet advertising (plus monthly service fees for some accounts based on advertising spend);

•	full-service PBAP management to serve the needs of small businesses that cannot or do not wish to manage their program themselves;

•	self-service management options for advertisers with the necessary technology resources;

•	website hosting services, including e-commerce options;

•	a user generated content feature that enables consumers to rate, comment and add photos and blogs to business listings;

•	links to business websites;

•	restaurant and hotel reservation options;

•	promotional coupons;

•	shopping search services that allow consumers to research and compare products and services from multiple websites;

•	movie listings and show times;

•	street and aerial maps;

•	driving directions;

•	availability on wireless phones through Superpages Mobile for BlackBerry;

•	availability of Microsoft Windows Live Messenger instant messaging network;

•	listings of local Wi-Fi hotspots;

•	local weather and traffic conditions; and

•	photos and blogs of local businesses.

Agreements with search engines and other Internet companies.  We provide search engine marketing, or SEM services through which we place local advertising content on major search engines as well as on Superpages.com. Through SEM services, we increase our advertisers’ reach, thus aiding our ability to retain them as customers and grow their programs. We have agreements with several search engines that give us access to a higher volume of traffic. Even when customer advertisements go on other websites, we retain the customer relationship. The search engines benefit from our local sales force and full service capabilities for attracting and serving advertisers that might not otherwise transact business with them. As opposed to directly competing with these search engines, our strategy is to collaborate with them, pairing our local sales reach with their extensive distribution networks. We have also entered into strategic agreements with other Internet companies to provide enhanced search capabilities. For example, Superpages.com users may view street and aerial maps.

Sales and Marketing

The marketing of directory advertisements is primarily a direct sales effort that requires both maintaining existing customers and developing new customers. Existing customers comprise our core advertiser base, and a large number of these customers have advertised in our directories for many years. In 2007, we retained more than 84% of our local print customers from the previous year and exceeded 90% for our highest value customers. We base our local print customer renewal rate on the number of unique local print customers that have renewed advertising. We do not include customers that did not renew because they are no longer in business. Unique local print customers are counted once regardless of the number of advertisements they purchase or the number of directories in which they advertise. Our renewal rate would not be affected if any of these customers were to renew some, but not all, of their advertising. Our renewal rate reflects the importance of our directories to our local customers, for whom yellow pages directory advertising is, in many cases, the primary form of advertising. Larger national companies also use advertising in our directories as an integral part of their national advertising strategies.

We believe the experience of our sales force has enabled us to develop long-term relationships with our customers, which, in turn, promotes a high rate of customer renewal. We also believe that our sales force can further penetrate the markets that we currently serve and increase our sales volume. To further improve the productivity of our sales force, we have initiated various programs, including:

•	managing smaller accounts through a specialized low-cost mail-out and telemarketing center;

•	using new technology to improve the efficiency of our telemarketing center;

•	equipping sales representatives with selling tools that accelerate the sales process;

•	managing our data through a single integrated information system; and

•	enhancing our initial sales training, field coaching and mentoring programs.

Local Sales Force

Each yellow pages sale, whether made in person, by telephone or through direct mail, is a separate transaction designed to meet the individual needs of a specific business. As the products have become more complex and as competition has presented advertisers with more choices, the sales process has also become more complex. A sales representative now spends more time learning and perfecting a sales proposal and preparing for a sales call. In addition, the average time a sales representative spends with a customer has increased. Therefore, we believe our success in the marketplace is highly influenced by the size and proficiency of our local sales force. The more we employ well-trained, experienced sales representatives, the better able we are to call upon current and prospective clients and, when we do, to customize programs to meet specific needs.

As of December 31, 2007, we employed more than 3,000 sales representatives in our local sales force, including sales management, operating out of 58 regional offices throughout the United States. We believe the size, local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with our advertisers.

Our sales force is divided into four principal groups:

•	Premise Sales Representatives. Our premise sales representatives generally focus on higher revenue customers with whom they typically interact on a face-to-face basis at the customer’s place of business. Within this group, we have specialized sales representatives for major accounts.

•	Telephone Sales Representatives. Our telephone sales representatives generally focus on medium-sized customers with whom they typically interact over the telephone.

•	Centralized Sales Representatives. Our centralized sales representatives include both centralized account representatives, who generally focus on the smallest accounts, and prospector sales representatives, who generally focus on potential new customers. These representatives manage both mail-out and telephone contact with lower revenue producing customers.

•	Internet Sales Representatives. Our Internet sales representatives sell advertising on Superpages.com, search engine optimization services, website development and related products to businesses located outside our traditional sales boundaries and to businesses that would not typically advertise in the print yellow pages. Internet sales are also made by our premise, telephone and centralized sales representatives.

We assign our customers among these groups based on a careful assessment of expected advertising expenditures and propensity to purchase the various products and services that we offer. We believe this practice allows us to deploy our sales force in a more effective manner. A majority of our sales force is locally based, operating out of 58 regional offices. Our local sales force presence facilitates the personal, long-term relationships with local customers necessary to maintain a high rate of local print customer renewal.

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

We have well-established training programs, practices and procedures to manage the productivity and effectiveness of our sales force. Each sales representative has a specified customer assignment consisting of both new business leads and renewing advertisers and is accountable for meeting sales goals in each two-week period. Our sales representatives are compensated in the form of base salary and incentive compensation.

National Sales Force

In addition to our local sales personnel, we have a separate sales channel to serve our national customers. National customers are typically national or large regional chains, including rental car companies, insurance companies and pizza delivery businesses. These customers typically purchase advertisements in many yellow pages directories in multiple geographical regions. In order to sell to national companies, we use third-party certified marketing representatives, or CMRs, who design and create advertisements for national companies and place those advertisements in yellow pages directories nationwide. Some CMRs are departments or subsidiaries of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays us after deducting its commission. We accept orders from approximately 160 CMRs.

Customers

We generate revenues from our large base of customers. As of December 31, 2007, we had approximately 830,000 customers, as compared to 850,000 customers at December 31, 2006. The decline in customers from 2006 to 2007 was primarily due to the loss of small customers with entry level programs. Approximately 76.4% of our revenues in 2007 were generated by the sale of our advertising to local customers, which are generally small and medium-sized businesses. Approximately 14.6% of our total revenues in 2007 were generated by sales to national advertisers. The remaining 9.0% of our revenues in 2007 were generated from sources other than sales of advertising in our print directories, including Superpages.com and direct marketing services.

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser. In 2007, no single customer accounted for more than 0.06% of our revenues, with our top ten customers representing less than 0.5% of our revenues. The breadth of our customer base reduces our exposure to adverse economic conditions that may affect particular geographic regions or specific industries and provides additional stability to our operating results.

The training that we provide to our sales representatives emphasizes fostering long-term relationships with customers. Our performance-based incentive compensation programs reward sales representatives who retain a high percentage of their accounts, increase customer spending and add new advertisers. Most directory publishers, including us, give priority placement within a directory classification to long-time customers. As a result, businesses have a strong incentive to renew their directory advertising purchases each year, so they do not lose their placement within the directory.

Publishing, Production and Distribution

We generally publish our directories on a 12-month cycle. The publishing cycles for our directories are staggered throughout the year, allowing us to efficiently use our infrastructure and sales capabilities, as well as the resources of our third-party vendors. The major steps of the publication and distribution process of our directories are:

•	Selling. The sales cycle of a directory varies based on the size of the revenue base and can range from a few weeks to six months. In the months prior to publication, our sales force contacts both existing customers to encourage them to renew and increase the size and prominence of their advertisements and, to purchase other products in our portfolio, and potential customers in an effort to expand our customer base. Potential customers include businesses that have operated in the area for some time but did not purchase advertising in the most recent edition of our directory, as well as new businesses and businesses that have recently moved into an area.

•	Creation of advertisements. Upon entering into an agreement with a customer, we use our proprietary software to create an advertisement in collaboration with the advertiser.

•	Pre-press activities. Sales typically are completed 60 to 90 days prior to publication, after which time we do not accept additional advertisements. Once a directory has closed, we begin pre-press activities. Pre-press activities include finalizing artwork, proofing and paginating the directories. When the composition of the directory is finalized, we transmit the directory files to a third-party printer.

•	Printing. We outsource the printing of our directories, using paper we purchase. Substantially all of the paper that we use is supplied by several different suppliers. Under our current agreements, suppliers are required to provide up to 100% of the annual forecasted paper requirements in their contracts. Prices under these agreements are negotiated each year based on prevailing market rates, market demand, production capacity and the total tonnage for each supplier.

•	Transportation. We transport directories from printing locations to our distributors by truck and rail on a publication-by-publication basis using numerous different carriers.

•	Distribution. Our goal is to deliver our directories to residences and businesses in the geographical areas for which we produce directories. We use several vendors to distribute our directories. Depending on the circulation and size of the directory, distribution typically ranges from three to eight weeks.

Billing and Credit Control

We now direct bill all of our customers. Because most directories are published on 12-month cycles, we bill most of our customers over the course of that 12-month period. Fees for national advertisers are typically billed upon issue of each directory in which advertising is placed by CMRs, after deducting commissions. Because we do not usually enter into contracts with our national advertisers, we are subject to the credit risk of CMRs on sales to those advertisers, to the extent we do not receive fees in advance.

We manage the collection of our accounts receivable by conducting initial credit checks of new customers (under certain circumstances) and, in some circumstances, requiring personal guarantees from business owners. We check all new orders from existing customers for payments that are past due prior to publishing the new order. When applicable, based on our credit policy, we use both internal and external data to decide whether to sell to a prospective customer. In some cases, we may also require the customer to prepay part or all of the amount of its order. Beyond efforts to assess credit risk, we employ collection strategies using an integrated system of internal, external and automated means to engage with customers concerning payment obligations.

Competition

The U.S. directory advertising industry is highly competitive. We compete with many different advertising media, including newspapers, radio, television, the Internet, billboards, direct mail, telemarketing and other yellow pages directory publishers. There are a number of independent directory publishers, such as Yellow Book (the U.S. business of Yell Group), with which we compete in the majority of our major markets. To a lesser extent, we compete with other directory publishers, including AT&T, R.H. Donnelley and White Publishing. We compete with these publishers on cost per reference, quality, features, usage leadership and distribution.

As the exclusive official publisher of Verizon print directories for wireline listings in our incumbent markets, we believe we have an advantage over our independent competitors due to the strong awareness of the Verizon brand, higher usage of our directories by consumers and our long-term relationships with our customers. Under the non-competition agreement that we entered into with Verizon at the time of the spin-off, Verizon agreed not to publish tangible or digital (excluding Internet) media directory products consisting principally of wireline listings and classified advertisements of subscribers in our incumbent markets through 2036, as long as we meet our obligations under the publishing agreement in those markets and, subject to certain termination rights, in certain expansion markets through 2011.

We have competed with other directory publishers for well over a decade and in some markets have had as many as seven different print yellow pages competitors at one time. Historically, much of this competition was from small publishers that had minimal impact on our performance. However, over the past decade, Yellow Book and several other regional competitors have become far more aggressive and have expanded their businesses, including through acquisitions.

We have competition in over 95% of our markets, including our incumbent markets where we are the exclusive official publisher of Verizon print directories and the expansion markets we have penetrated. Our largest competitor is Yellow Book, which participates in most of our incumbent markets nationwide.

We believe that we are maintaining our leading market position in our incumbent markets, measured both in terms of usage and advertising revenue. On the usage side, we believe that we continue to be a preferred source of information for consumers by innovating our product line with the addition of smaller-sized companion directories and directories in Spanish, with marketing initiatives aimed at increasing usage. On the advertising revenue side, we believe that we have countered our competitors’ pricing strategies with differentiated product offerings that suit our customers’ advertising needs and with value-enhancing programs that provide customers with a competitive cost per reference compared with other print directory publishers.

Although advertising on the Internet still represents only a small part of the total advertising market, as the commercial use of the Internet expands, it may become an increasingly important advertising medium. We compete directly, through Superpages.com, with the Internet yellow pages directories of some of the major directory publishers and the independent publishers. In addition, we compete with other Internet sites providing classified directory information, including Citysearch.com, and with search engines and portals, some of which have entered into agreements with other major directory publishers. We have also entered into agreements with numerous search engines, portals and individual websites pursuant to which we place local advertising content on their respective websites, giving us access to a higher volume of traffic.

Patents, Trademarks and Licenses

We own several patents, patent applications, trademarks, service marks and Internet domain names in the United States and other countries, including Idearc, Idearc Media, the Idearc logo, the Idearc Media logo, Superpages.com, Superpages, Superpages Mobile, Solutions at Hand and Solutions Direct. In addition, in connection with the spin-off, we entered into a branding agreement with Verizon that gives us limited rights to use the Verizon name and logo in conjunction with the publication of our print directories in specified markets and an intellectual property agreement that governs our and Verizon’s rights with respect to other intellectual property currently shared by us and Verizon.

Employees

At December 31, 2007, we had approximately 7,200 employees. At December 31, 2007, approximately 2,200 of our employees were represented by unions.

Website Information

Our corporate website is located at www.idearc.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) available free of charge through our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Code of Conduct and charters for the standing committees of our board of directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

The table below sets forth information about our executive officers as of February 29, 2008.

Name	Age	Position

Frank P. Gatto	53	Acting Chief Executive Officer; Executive Vice President — Operations
Samuel D. Jones	45	Acting Chief Financial Officer and Treasurer; Senior Vice President — Investor Relations
Scott B. Laver	52	Executive Vice President — Sales
William G. Mundy	58	Executive Vice President, General Counsel and Secretary
Michael D. Pawlowski	47	Executive Vice President — Sales
Georgia R. Scaife	58	Executive Vice President — Human Resources and Employee Administration

Frank P. Gatto has served as our Acting Chief Executive Officer since February 2008. In addition, he has served as Executive Vice President — Operations since January 2008 with responsibility for the company’s operations, including sales operations and billing and receivables management. Mr. Gatto served as President of our Northeast region from June 2005 to January 2008 and as Senior Vice President — Operations from September 2001 to June 2005. Before joining our company, he was Vice President — Finance and Chief Financial Officer of the Puerto Rico Telephone Company from September 1999 to September 2001.

Samuel D. Jones has served as our Acting Chief Financial Officer and Treasurer since November 2007. In addition, he has served as our Senior Vice President — Investor Relations since November 2006. Mr. Jones served as our Executive Director — Financial Planning and Analysis from June 2002 to October 2006. Prior to holding that position, Mr. Jones was Executive Director — International Sales and Operations from June 2000 to May 2002.

Scott B. Laver has served as Executive Vice President — Sales since January 2008 with responsibility for sales and marketing, finance and human resources for our Mid-Atlantic, Great Lakes, Carolinas, Florida, Texas and Western regions. In addition, he has served as acting president of Idearc’s Internet and market expansion functions since February 2008. Mr. Laver was President of our Mid-Atlantic region from 2005 to January 2008, President — Internet from 2004 to 2005 and President — Superpages Canada and the Northwest from June 2001 to December 2003.

William G. Mundy has served as our General Counsel since 2000 and as Executive Vice President and Secretary since November 2006. Mr. Mundy has responsibility for the company’s legal, regulatory and security functions. Previously, he was Vice President and General Counsel of GTE Network Services from September 1997 to 2000. Mr. Mundy will retire effective March 31, 2008 after 27 years with Idearc and its predecessor companies.

Michael D. Pawlowski has served as Executive Vice President — Sales since January 2008, with responsibility for sales and marketing, finance and human resources for a large portion of the northeastern United States, including New England, New York and northern New Jersey. Mr. Pawlowski was our Senior Vice President and Chief Marketing Officer from 2006 to January 2008 and Vice President — Marketing and Strategic Planning from March 2005 to November 2006. Prior to that time, Mr. Pawlowski served as Vice President — Marketing and Customer Relations of Verizon International Operations from 2000 to March 2005.

Georgia R. Scaife has served as Executive Vice President — Human Resources and Employee Administration since February 2008 with responsibility for the company’s human resources and employee communications. She served as Senior Vice President — Human Resources from November 2006 to February 2008, was Vice President — Human Resources from October 2003 to October 2006. Prior to joining our company, Ms. Scaife was Vice President — Staffing Services for Verizon Communications from June 2001 to October 2003. Prior to that time, she served as Vice President — Human Resources for the Puerto Rico Telephone Company.

Item 1A.	Risk Factors.

You should carefully consider the risks described below in evaluating our company. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.

Risks Related to Our Business

Our substantial indebtedness and related debt service obligations could have a negative impact on our business.

We issued substantial indebtedness in connection with our spin-off from Verizon and have significant debt service obligations. As of December 31, 2007, we had $9,068 million of outstanding indebtedness. On that date, we had approximately $248 million available for additional borrowing under our revolving credit facility. Among other things, our significant indebtedness and debt service obligations:

•	limit the availability of our cash flow to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions, investments and other general corporate purposes;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our ability to pay cash dividends; and

•	make us more vulnerable to economic downturns, increased competition and adverse industry conditions, which places us at a disadvantage compared to our competitors that have less indebtedness.

In 2007, we used $47 million in cash to repay principal and $691 million in cash to pay interest on our outstanding debt. Mandatory principal payments will increase to $48 million in 2008, $123 million in 2009, $199 million in 2010 and will continue to increase thereafter. If we are unable to generate sufficient cash flow from operations in the future, it may be necessary for us to reduce or eliminate our cash dividend, refinance all or a portion of our indebtedness, obtain additional financing or take other actions.

Our revenue has declined and may continue to decline.

Revenue was $3,189 million in 2007, $3,221 million in 2006 and $3,374 million in 2005. Our revenue in the second six months of 2007 was $1,578 million, or $33 million lower than our revenue of $1,611 million in the first six months of 2007. This decline was due to lower revenues from our print products. Our print products revenue may continue to decline. Accordingly, if revenue from our Internet products does not continue to increase significantly, our cash flow, results of operations and financial condition may be adversely affected.

Restrictions in our debt agreements limit our operating and strategic flexibility.

Our debt agreements contain restrictions, covenants and events of default that, among other things, require us to satisfy financial tests and maintain financial ratios, including a minimum interest coverage ratio and a maximum leverage ratio. Among other things, these restrictions, covenants and events of default limit our ability to, or do not permit us to:

•	incur additional debt and issue preferred stock;

•	refinance our existing indebtedness;

•	create liens;

•	redeem and/or prepay certain debt;

•	pay cash dividends, make other distributions or repurchase stock;

•	make investments;

•	engage in specified asset sales;

•	enter into transactions with affiliates;

•	enter new lines of business;

•	engage in mergers and acquisitions; and

•	make capital expenditures.

Events beyond our control could affect our ability to comply with these restrictions and covenants, including the required financial ratios. Failure to comply with any of these debt covenants would result in a default under the applicable agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements, foreclose upon our assets securing the debt and terminate any commitments to lend. Under these circumstances, we may not have sufficient funds or other resources to satisfy our debt and other obligations. In addition, the limitations imposed by these debt agreements on our ability to incur additional debt and to take other actions may significantly impair our ability to obtain other financing.

We face widespread competition from other print directory publishers and other traditional and new media. This competition may reduce our market share or materially adversely affect our financial performance.

The directory advertising industry in the United States is highly competitive. The incumbent publishers with which we compete include AT&T and R.H. Donnelley. Independent publishers with which we compete include Yellow Book (the U.S. business of Yell Group), Valley Yellow Pages, Ambassador Yellow Pages and White Directory Publishing Inc. We compete with Yellow Book in the majority of our major markets.

Some of the incumbent publishers with which we compete are or may become larger than we are and have or may obtain greater financial resources than we have. Although we may have limited market overlap with incumbent publishers relative to the size of our overall footprint, we may not be able to compete effectively with these publishers for advertising sales in these limited markets. In addition, independent publishers may commit more resources to certain markets than we are able to commit, thus limiting our ability to compete effectively in these areas. Given the mature state of the directory advertising industry and our position in most of our markets, independent publishers are typically focused on aggressive pricing to gain market share.

We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. Many of these competitors are larger than we are and have greater financial resources than we have. The market share of these competitors may increase and our market share may decrease.

We also compete for advertising sales with other new media. The Internet has become increasingly accessible as an advertising medium for businesses of all sizes. Further, the use of the Internet, including as a means to transact commerce through wireless devices, has resulted in new technologies and services that compete with our traditional products and services. Through Superpages.com, Switchboard.com and LocalSearch.com, our online local search products, we compete with the Internet yellow pages directories of other major and independent directory publishers, such as Yellowpages.com, as well as other Internet sites that provide classified directory information, such as Citysearch.com.

Our Internet products also compete with search engines and portals, such as Google, Yahoo! and AOL, some of which have entered into affiliate agreements with us or with other major directory publishers. We may not be able to compete effectively for advertising with these other companies, some of which have greater resources than we do. Our Internet strategy may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively market to small and local businesses.

Declining use of print yellow pages directories is adversely affecting our business.

Overall references to print yellow pages directories in the United States have declined from 15.1 billion in 2003 to 13.4 billion in 2006 according to the YPA Industry Usage Study. We believe this decline is primarily attributable to increased use of Internet search providers, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. The decline negatively affected the revenues of our traditional print business in 2007. Use of our print directories may continue to decline. A significant decline in usage of our print directories would:

•	impair our ability to maintain or increase advertising prices; and

•	cause businesses to reduce or discontinue purchasing advertising in our yellow pages directories.

Either or both of these factors would adversely affect our revenues and have a material adverse effect on our business.

Increased competition in local telephone markets could reduce the benefits of using the Verizon brand name.

Federal Communications Commission rules regarding local number portability, advances in communications technology (including wireless devices and voice over Internet protocol) and demographic factors (including potential shifts from wireline telephone communications to wireless or other communications technologies) may erode the market position of telephone service providers, including Verizon. We believe that the use of traditional wireline carriers, including Verizon, is declining. We believe the loss of market share by Verizon in any particular local service area decreases the value of our license to use the Verizon brand name in particular local telephone markets. As a result, we may not realize the expected benefits of our commercial arrangements with Verizon.

A prolonged economic downturn would adversely affect our business.

Substantially all of our net revenues come from the sale of advertising. Expenditures by advertising customers are sensitive to economic conditions and tend to decline in a recession or other period of uncertainty. Our revenues were negatively affected by the economic downturn in 2007 which is expected to continue in 2008. A continuation of current economic conditions, a prolonged national or regional economic recession or other events that could produce major changes in shopping patterns, such as the housing market crisis or a terrorist attack, would have a material adverse effect on our business. In such an event, we would experience lower revenues.

If we fail to anticipate or respond effectively to changes in technology and consumer preferences, our competitive position could be harmed.

Advances in technology will continue to bring new competitors, products and distribution channels to our industry. As a result, our growth and future financial performance will depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet. We may not be able to timely or successfully adapt our business to these changes in technology.

Our reliance on small- and medium-sized businesses exposes us to increased credit risks.

As of December 31, 2007, approximately 83.9% of our print directory advertising revenues were derived from selling advertising to local businesses, which are generally small- and medium-sized businesses. In the ordinary course of our directory operations, we bill most of these customers over the course of a 12-month period. Full collection of delinquent accounts can take many months or may never occur. For 2007, bad debt expense represented approximately 5.0% of our net revenue, an increase from 4.3% in 2006. Small- and medium-sized businesses tend to have fewer financial resources and higher rates of failure than larger businesses, in particular during periods of economic downturn, such as we are currently experiencing. These factors increase our exposure to delinquent accounts by our customers.

Our dependence on third-party providers for printing and distribution services could materially affect us.

We depend on third parties to print and distribute our directories. In connection with these services, we rely on the systems and services of our third-party service providers, their ability to perform key functions on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform services on our behalf. There are a limited number of these providers with sufficient scale to meet our needs. A failure in the systems of one of our key third-party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.

In February 2006, we entered into a multi-year printing agreement pursuant to which a third party prints all of our directories. Because of the large print volume and specialized directory binding, there are a limited number of companies capable of servicing our printing needs. Accordingly, the inability or unwillingness of our third party vendor to perform its obligations under the printing agreement could result in higher costs and disrupt our operations, which could have a material adverse effect on our business.

We are also a party to multi-year contracts with third parties for the distribution of our print directories. The inability or unwillingness of our distributors to provide distribution services to us on acceptable terms or at all could have a material adverse effect on our business, results of operations and financial condition.

If we were to lose the services of any of our key third party service providers, we would be required either to hire and train sufficient personnel to perform these services or to find an alternative service provider. In some cases it would be impracticable for us to perform these functions, including the printing of our directories. In the event we were required to perform any of the services that we currently outsource, it is unlikely that we would be able to perform them without incurring additional costs.

Increases in the price or decreases in the availability of paper could materially affect our costs of operations.

Paper is the principal raw material we use to produce our print directories. The paper we use is provided by several different suppliers. Under our agreements with these suppliers, they are obligated to provide up to 100% of the annual forecasted paper requirements in their contracts. The price of paper under these agreements is set each year based on total tonnage by supplier, paper basis weights, production capacity, market price and demand. Based on current paper prices, our cost for paper may be somewhat higher in 2009.

We do not engage in hedging activities to limit our exposure to increases in paper prices. Historically, the price of paper has fluctuated significantly. If we cannot secure access to paper in the necessary amounts or at reasonable prices, or if paper costs increase, it could have a material adverse effect on our business, results of operations or financial condition.

A portion of our indebtedness bears interest at variable rates. If interest rates increase, our interest expense will also increase.

At December 31, 2007, $6,218 million of our outstanding indebtedness bore interest at variable rates. As of that date, we had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million. As a result, we had about $708 million of debt at December 31, 2007 not covered by an interest rate swap agreement. If market interest rates increase, this variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and results of operations.

The interest rate swap agreements consist of three separate transactions with notional amounts of $1,710 million maturing on March 31, 2009, $2,700 million maturing on June 29, 2012 and $1,100 million maturing on September 30, 2010. In addition to these swap agreements, we entered into two forward swap transactions effective March 31, 2009 with notional amounts of $800 million maturing on March 31, 2012 and $900 million with annual notional reductions of $200 million maturing on March 31, 2012. Under the terms of our swap agreements, we pay fixed rate interest and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. The terms of our indebtedness require that at least 50% of our debt be subject to fixed rates until March 2009. While we may enter into agreements limiting our exposure to higher interest rates, these agreements may not offer complete protection from increased interest rates.

Although we require minimum credit ratings for counterparties to our interest rate swap arrangements, a counterparty may fail to honor its obligations. If this occurs, we will have increased exposure to increases in market interest rates. In addition, the swap arrangements may involve costs, such as transaction fees or breakage costs, if we terminate them. The increased exposure to interest rate risk and potential termination costs could adversely affect our cash flow and results of operations.

Our sales of advertising to national accounts are dependent upon third parties that we do not control.

Approximately 14.6% of our total revenue is derived from the sale of advertising to national or large regional companies, including rental car companies, insurance companies and pizza delivery businesses. These companies typically purchase advertising in numerous directories. Substantially all of the revenue from these large advertisers is derived through certified marketing representatives, or CMRs. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. Our relationships with these national advertisers depend significantly on the performance of the CMRs, which we do not control. If some or all of the CMRs with whom we have existing relationships were unable or unwilling to transact business with us on acceptable terms or at all, this inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of the CMRs could harm our ability to generate revenues from national accounts and could materially adversely affect our business.

We have agreements with several major Internet search engines and portals. The termination of one or more of these agreements could adversely affect our business.

We have expanded our Internet product line by establishing relationships with several other Internet yellow pages directory providers, portals, search engines and individual websites, which make our content easier for search engines to access and provides a differentiated response to general searches on the Internet. Under the terms of the agreements with these Internet providers, we place our customers’ advertisements on major search engines, which give us access to a higher volume of traffic than we could generate on our own without relinquishing the customer relationship. The search engines benefit from our local sales force and full-service capabilities for attracting and serving advertisers that might not otherwise transact business with search engines. Our agreements with major search engines will expire in 2008, unless renewed. The termination of one or more of our agreements with major search engines could adversely affect our business.

Increased regulation regarding information technology could lead to increased costs.

As the Internet yellow pages directories industry develops, the provision of Internet services and the commercial use of the Internet and Internet-related applications may become subject to greater regulation. Regulation of the Internet and Internet-related services is still developing, both by new laws and government regulation, and also by industry self-regulation. If our regulatory environment becomes more restrictive, including by increased Internet regulation, our profitability could decrease.

A significant portion of our employees are union-represented. Our business could be adversely affected by the progress and outcome of our labor negotiations and by our ability to maintain good relations with our unionized employees.

As of December 31, 2007, approximately 30% of our employees were union-represented. In June 2007, three labor contracts covering approximately 600 employees expired without the union entering into a new agreement. We declared an impasse in the negotiations and implemented the terms of our last offers. Approximately 1,600 additional employees are covered by union contracts that will expire before November 2009.

In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slow-downs involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

The inability to negotiate acceptable terms with the unions could also result in increased operating costs from higher wages or benefits paid to union employees or replacement workers. A greater percentage of our work force could also become represented by unions. If a union decides to strike, and other unions are able to honor its picket line, it could have a material adverse effect on our business.

Loss of key personnel or our inability to attract and retain highly qualified individuals in the businesses in which we operate would materially adversely affect our operations.

Our ability to achieve our operating goals depends to a significant extent on our ability to identify, hire, train and retain qualified individuals in the directories publishing business. The loss of key personnel could have a material adverse effect on our business. Between November 2007 and February 2008, our then-current Chief Executive Officer, Chief Financial Officer and President — Internet were separated from the company. In addition, our General Counsel will retire effective March 31, 2008. On February 19, 2008, we announced that John J. Mueller, our then-current Chairman of the Board, had been appointed to the additional position of Chief Executive Officer. On February 27, 2008, we announced that Mr. Mueller had resigned as our Chairman and Chief Executive Officer for unforeseen health reasons and that Frank P. Gatto, an Executive Vice President of our company, had been appointed to serve as Acting Chief Executive Officer. We are in the process of conducting an executive search for candidates, including internal candidates, to fill each of these positions.

Turnover among sales representatives could materially adversely affect our business.

The loss of a significant number of experienced sales representatives would likely result in fewer sales of advertising in our directories and could materially adversely affect our business. The turnover rate of our sales representatives is higher than for our employees generally. A majority of the attrition of our sales representatives occurs with employees with less than two years experience. We expend substantial resources and management time on identifying and training our sales representatives. Our ability to attract and retain qualified sales personnel depends on numerous factors outside of our control, including conditions in the local employment markets in which we operate. A substantial decrease in the number of sales representatives could materially adversely affect our results of operations, financial condition and liquidity, as well as our ability to service our debt.

The loss of important intellectual property rights could adversely affect our results of operations and future prospects.

Various trademarks, such as the Verizon brand name, and other intellectual property rights are key to our business. We rely upon a combination of trademark and copyright laws as well as contractual arrangements to protect our intellectual property rights. We may be required to bring lawsuits against third parties to protect our intellectual property rights. Similarly, we may be party to proceedings by third parties challenging our rights. Lawsuits brought by us may not be successful, or we may be found to infringe the intellectual property rights of others. As the commercial use of the Internet further expands, it may be more difficult to protect our trade names, including Superpages.com and Switchboard.com, from domain name infringement or to prevent others from using Internet domain names that associate their businesses with ours. In the past, we have received claims of material infringement of intellectual property rights significant to our business. Related lawsuits, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Further, the loss of important trademarks or other intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.

Our reliance on technology could have a material adverse effect on our business.

Most of our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and communications systems and those of others. Any failure of existing or future systems could impair our ability to collect, process and store data and the day-to-day management of our business. This could have a material adverse effect on our business, financial condition and results of operations.

Our computer and communications systems are vulnerable to damage or interruption from a variety of sources. A natural disaster or other unanticipated problems that lead to the corruption or loss of data at our facilities could have a material adverse effect on our business, financial condition and results of operations.

Legislative initiatives directed at limiting or restricting the distribution of our print directory products or shifting the costs and responsibilities of waste management related to our print products could adversely affect our business.

A number of state and local municipalities are considering legislative initiatives that would limit or restrict our ability to distribute our print directories in the markets we serve. The most restrictive initiatives would prohibit us from distributing our print directories unless residents affirmatively opt to receive our print products. Other less restrictive initiatives would allow residents to opt out of receiving our print products. In addition, some states are considering legislative initiatives that would shift the costs and responsibilities of waste management for discarded directories from municipalities to the producers of the directories. If these or other similar initiatives are passed into law, they would increase our costs to distribute our print products, reduce the number of directories that are distributed, and negatively impact our ability to market our advertising to new and existing customers.

Legal actions could have a material adverse effect on our operating results or financial condition.

Various lawsuits and other claims typical for a business of our size and nature are pending against us. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition. Any potential judgments, fines or penalties relating to these matters, however, may have a material effect on our results of operations in the period in which they are recognized.

We are also exposed to defamation, breach of privacy and other claims and litigation relating to our directories business, as well as methods of collection, processing and use of personal data. The subjects of our data and users of data collected and processed by us could also have claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. These claims could have a material adverse effect on our business, financial condition or results of operations or otherwise distract our management.

Idearc Inc. is a holding company and relies on dividends and other transfers of funds from its subsidiaries to meet its debt service and other obligations.

Idearc Inc. is a holding company and conducts all of its operations through subsidiaries. As a result, Idearc Inc. relies on dividends, loans and other payments or distributions from its subsidiaries to meet debt service obligations and enable it to pay interest and dividends. The ability of Idearc’s subsidiaries to pay dividends and make other payments to Idearc depends substantially on their respective operating results and is subject to restrictions under, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements to which those subsidiaries are a party and the terms of our then-existing debt agreements.

Risks Related to Our Spin-Off

Our historical financial information may not be indicative of our future results.

We completed our spin-off from Verizon in November 2006. Our historical financial information may not reflect what our results of operations, financial condition and cash flows would have been had we been an independent company during all of the periods presented or be indicative of what our results of operations, financial condition and cash flows may be in the future. This is primarily a result of the following three factors:

•	Our financial information for periods prior to our spin-off reflects allocations for services historically provided by Verizon. These allocations are and will be different from the costs we have and will incur for these services as a stand-alone company. In some instances, our costs for these services may be higher than the costs Verizon allocated to us historically.

•	Our financial information for periods prior to our spin-off does not reflect the $9,115 million in debt and related interest expense that we incurred in connection with our separation from Verizon.

•	Our financial information for periods prior to our spin-off does not reflect the additional costs associated with being an independent, public company, including changes in our cost structure, personnel needs, financing and operations of our business and from reduced economies of scale.

We have a limited history operating as an independent company and we may incur increased costs as a result of the spin-off that may cause our profitability to decline.

Prior to November 2006, we were a business unit of Verizon. Verizon performed many corporate functions for our business, including managing financial and human resources systems, internal auditing, investor relations, treasury services, selected accounting functions, finance and tax administration, benefits administration, legal, regulatory and corporate branding functions. Prior to our separation from Verizon, we paid Verizon for the performance of these services. On an interim basis after the spin-off, Verizon continued to support us with respect to some of these functions under a transition services agreement. During 2007, we replicated certain facilities, systems, infrastructure and personnel to which we no longer have access since our spin-off from Verizon. We incurred capital and other costs associated with developing and implementing our own support functions in these areas. These costs may exceed the costs for these services under our transition services agreement with Verizon.

In addition, there may be an adverse impact on our business and operations as a result of the significant time our management and other employees have spent and will spend on developing these capabilities during the first few years following the spin-off and that would otherwise be available for other business initiatives and opportunities. As we begin to operate these functions independently, if we have not developed adequate systems and business functions, or obtain them from other providers, we may not be able to operate our company effectively and our profitability may decline.

Limitations on our use of the Verizon brand could adversely affect our business and profitability.

Prior to the spin-off, we marketed our products and services using the Verizon brand name and logo. We believe the association with Verizon provided us with preferred status among our customers due to Verizon’s globally recognized brand and perceived high-quality products and services. In connection with the spin-off, we entered into a 30-year branding agreement with Verizon. This agreement grants us a limited right to use certain Verizon service and trademarks in connection with publishing certain print directories and identify ourselves as Verizon’s official print directory publisher. Our right to use the Verizon brand is subject to our compliance with the terms and conditions of the branding agreement and the publishing agreement. While we continue to use the Verizon brand on our print directories in our incumbent markets and our current independent markets, we are not permitted to use Verizon as part of our name and may not advertise ourselves as a Verizon company.

We could be required to indemnify Verizon if the spin-off fails to qualify for tax-free treatment as a result of our actions after the spin-off.

In connection with the spin-off, Verizon received a private letter ruling from the IRS to the effect that the spin-off qualifies for tax-free treatment to Idearc, Verizon and Verizon stockholders for U.S. federal income tax purposes under Section 355 and related provisions of the Internal Revenue Code. Events subsequent to the spin-off could cause the spin-off to fail to continue to qualify for tax-free treatment. Under the terms of our tax sharing agreement with Verizon, we agreed to indemnify Verizon and its affiliates against all tax-related liabilities caused by the failure of the spin-off to qualify for tax-free treatment for U.S. federal income tax purposes to the extent the liabilities arise as a result of any action taken by us or any of our affiliates following the spin-off or otherwise result from any breach by us or any of our affiliates of any of the representations, covenants or obligations under the tax sharing agreement or any other agreement we entered into in connection with the spin-off.

The terms of our tax sharing agreement with Verizon may reduce our strategic and operating flexibility.

The covenants in, and our indemnity obligations under, the tax sharing agreement with Verizon may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. These provisions of the tax sharing agreement also limit our ability to modify the terms of, prepay, or otherwise acquire any of the tranche B term loans or the senior unsecured notes. These covenants and indemnity obligations might discourage, delay or prevent a change of control that our stockholders may consider advantageous.

The loss of any of our key agreements with Verizon could have a material adverse effect on our business.

In connection with the spin-off, we entered into several agreements with Verizon, including a publishing agreement, a branding agreement and a non-competition agreement. Under the publishing agreement, Verizon named us the exclusive official publisher of Verizon print directories in markets in which Verizon currently is the incumbent local exchange carrier, which we refer to as our incumbent markets. We believe that acting as the exclusive official publisher of directories for Verizon provides us with a competitive advantage in those markets. Under the branding agreement, Verizon granted us a limited right to use certain Verizon service and trademarks in connection with publishing certain print directories and identify ourselves as Verizon’s official print directory publisher. Under the non-competition agreement, Verizon generally agreed not to publish tangible or digital (excluding Internet) media directory products consisting principally of wireline listings and classified advertisements of subscribers in our incumbent markets and, subject to certain termination rights, in certain independent markets for five years after the spin-off. Verizon also agreed not to publish, for one year following the spin-off, an Internet yellow pages substantially similar to Superpages.com. This provision expired in November 2007.

Each of these agreements with Verizon has an initial term of 30 years from the date of the spin-off, subject to certain early termination rights. These agreements may be terminated by Verizon prior to the stated term under specified circumstances, some of which are beyond our reasonable control or that could require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the applicable agreement. Each of these agreements has a cross-default provision, so that a termination under any of the agreements may, at Verizon’s option, result in a partial or complete termination of rights under any of the other agreements. It is possible that these agreements will not remain in place for their full stated term or that we may be unable to avoid all potential breaches or defaults of these agreements.

Verizon’s regulatory obligation to publish white pages directories in its incumbent markets may change over time, which may increase our future operating costs.

Regulations established by state public utilities commissions require Verizon to publish and distribute white pages directories of certain residences and businesses that order or receive local telephone service from Verizon. These regulations also require Verizon, in specified cases, to include information relating to the provision of telephone service provided by Verizon and other carriers in the service area, as well as information relating to local and state governmental agencies. The costs of publishing, printing and distributing the directories are included in our operating expenses.

Under the terms of our publishing agreement with Verizon, we are required to perform Verizon’s regulatory obligation to publish white pages directories in its incumbent markets. If any additional legal requirements are imposed on Verizon with respect to this obligation, we would be obligated to comply with these requirements on behalf of Verizon, even if this were to increase our operating costs. Pursuant to the publishing agreement, until November 2014, Verizon is generally obligated to reimburse us for 50% of any net increase in our costs of publishing white pages directories that satisfy its publishing obligations to the extent these increased costs exceed $2.5 million in a given year and are the direct result of changes in legal requirements. After November 2014, Verizon generally will not be obligated to reimburse us for any increase in our costs of publishing directories that satisfy its publishing obligations. Our results of operations relative to competing directory publishers that do not have those obligations could be adversely affected if we were not able to increase our revenues to cover any of these unreimbursed compliance costs.

Our inability to enforce the non-competition agreement with Verizon may impair the value of our business.

In connection with the spin-off, we entered into a non-competition agreement with Verizon pursuant to which Verizon generally agreed not to publish tangible or digital media directory products consisting principally of wireline listings and classified advertisements of subscribers in our incumbent markets directed primarily at customers in these markets. However, under applicable law, a covenant not to compete is only enforceable:

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

The trading price of our common stock has been volatile. The trading price of our common stock ranged from $16.27 to $38.00 during 2007 and has ranged from $5.66 to $17.74 in 2008, through February 28, 2008. The trading price for our common stock may decline for many reasons, some of which are beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in earnings estimates or recommendations by research analysts;

•	investor perceptions;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	general economic, industry and market conditions.

Raising additional debt or equity capital may adversely affect holders of our common stock.

We may need to incur additional debt or issue additional equity securities to fund working capital needs, capital expenditures and product development requirements or to make acquisitions and other investments. Due to limitations with respect to issuances of equity securities in our tax sharing agreement with Verizon, we may seek to raise additional capital in the form of debt, which could increase our leverage and reduce our credit ratings. Any debt securities or preferred stock we issue will have liquidation rights, preferences and privileges senior to those of holders of our common stock. If we were to raise funds through the issuance of additional shares of our common stock, we might lower the per share amount of any dividends that we pay.

Our debt agreements limit our ability to pay dividends on our common stock.

Our debt agreements limit our ability to pay dividends on our common stock based on our meeting specified performance measures and complying with other conditions. Our ability to comply with these conditions may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of the covenants in our debt agreements could result in a default. An event of default or a breach of one or more of our debt agreements could prohibit us from paying any dividends to our stockholders.

There is no assurance that we will pay dividends.

We have paid quarterly cash dividends on our common stock since the first quarter following the spin-off in November 2006. Funds may not be available for this purpose in the future. Dividends are not cumulative and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our board of directors. The payment and amount of dividends are also restricted by the terms of our debt agreements and are subject to the sole discretion of our board of directors.

Anti-takeover provisions in our certificate of incorporation and bylaws, the terms of our spin-off from Verizon and certain provisions of Delaware law could delay or prevent a change of control that you may favor.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or other change of control transaction that stockholders may consider favorable. These provisions may also make it more difficult for our stockholders to change our board of directors and senior management. Provisions of our certificate of incorporation and bylaws:

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

Under our tax sharing agreement with Verizon, we agreed to indemnify Verizon for the tax resulting from any acquisition or issuance of our equity securities after the spin-off that results in the application of Section 355(e) of the Internal Revenue Code. This indemnity obligation might discourage, delay or prevent a change of control transaction that you may consider favorable.

In addition, several of our agreements with Verizon, including some commercial service agreements, require Verizon’s consent to any assignment by us of our rights and obligations under the agreements. The consent rights in these agreements might discourage, delay or prevent a transaction that you may consider favorable.

We are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors. This provision of Delaware law may discourage takeover attempts that might result in a premium over the market price for shares of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our property mainly consists of land and buildings. Our corporate headquarters is located in D/FW Airport, Texas, and is leased from Verizon. Although most of our offices are leased, we own several of our facilities. We believe that our existing facilities are in good working condition and are suitable for their intended purposes.

The following is a list of our facilities with at least 100,000 square feet. These facilities are administrative facilities, except for the Martinsburg, West Virginia, and Fullerton, California, facilities, which are warehouse/distribution centers.

Location	Square Feet

Owned
Martinsburg, WV	191,068
Los Alamitos, CA	149,326
St. Petersburg, FL	100,000
Leased
D/FW Airport, TX	418,824
Irving, TX (Executive Drive)	152,121
Middleton, MA	128,746
Fullerton, CA	112,944

Item 3.	Legal Proceedings.

We are subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate.

We establish reserves for specific liabilities in connection with regulatory and legal actions that we deem to be probable and estimable. No material amounts have been accrued in our financial statements with respect to any matters. In other instances, we are not able to make a reasonable estimate of any liability because of the uncertainties related to the outcome and/or the amount or range of loss. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2007, no matters were submitted to a vote of stockholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the New York Stock Exchange under the symbol “IAR.” Prior to our spin-off in November 2006, there was no public market for our common stock. As of February 25, 2008, there were approximately 451,586 holders of record of our common stock.

The table below sets forth the reported high and low sales prices for our common stock on the New York Stock Exchange and the per share cash dividends for the period from November 20, 2006 through December 31, 2006 and for each quarter of 2007.

			Per Share
	High	Low	Cash Dividend

2007
Fourth Quarter	$32.52	$16.27	$0.3425
Third Quarter	$38.00	$29.50	$0.3425
Second Quarter	$38.00	$33.61	$0.3425
First Quarter	$36.18	$28.00	$0.3425
2006
Fourth Quarter (Beginning November 20, 2006)	$29.70	$26.49	$—

Dividends

We paid cash dividends during 2007 of $1.37 per share, with a dividend of $0.3425 per share in each quarter. We did not pay cash dividends during the period from November 20, 2006 through December 31, 2006.

Future dividends will be paid if declared by our board of directors and permitted by applicable law and by the terms of our financing agreements. Dividend payments are not guaranteed and our board of directors may decide, in its absolute discretion, not to pay dividends. All decisions regarding the declaration and payment of dividends are at the discretion of our board of directors and will be evaluated from time to time in light of our financial condition, earnings, growth prospects, funding requirements, applicable law and other factors our board of directors deems relevant.

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

Share Repurchases

The following table provides information about shares acquired from employees during the fourth quarter of 2007 as payment of withholding taxes in connection with the vesting of restricted stock.

	Total Number		Total Number of	Maximum Number
	of Shares		Shares Purchased as	of Shares That May
	Purchased		Part of Publicly	Yet Be Purchased
	During	Average Price	Announced Plans or	Under the Plans or
Period	Period	Paid Per Share	Programs	Programs

October 1 - October 31	—	$—	—	—
November 1 - November 30	804	18.92	—	—
December 1 - December 31	4,401	17.56	—	—
Total	5,205	17.77	—	—

Item 6.	Selected Financial Data.

The following table sets forth a summary of our historical financial data. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The following information should be read together with our financial statements and the notes related thereto included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our historical financial data may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity prior to our spin-off from Verizon in November 2006, particularly since many changes have occurred in our operations and capitalization as a result of the spin-off.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In millions, except per share amounts)

Operating revenue	$3,189	$3,221	$3,374	$3,513	$3,675
Operating income(1)	1,343	1,347	1,637	1,600	1,454
Income from operations before cumulative effect of accounting change(1)(2)	429	787	1,023	973	880
Basic and diluted earnings per common share(3)	2.94	5.40	7.01	6.67	6.03
Net income (loss)(1)(2)	429	787	1,023	973	(582)
Basic and diluted earnings (loss) per common share(3)	2.94	5.40	7.01	6.67	(3.99)
Cash dividends declared per common share	1.37	—	—	—	—

	As of December 31,
	2007	2006	2005	2004	2003
	(In millions)

Total assets(1)	$1,667	$1,415	$1,501	$1,481	$1,437
Current maturities of long-term debt(4)	48	48	—	—	—
Long-term debt(4)	9,020	9,067	—	—	—
Stockholders’ equity (deficit)(4)	(8,600)	(8,754)	402	396	304

(1)	During 2007, we changed our accounting method of recognizing sales commissions. Sales commissions were previously expensed as incurred. Sales commissions are now deferred as part of deferred directory costs and the cost is recognized over the life of the directory or advertising service, consistent with our policy for revenue recognition for such products and services. The change did not have an impact on cash flows. All periods presented have been adjusted to reflect the effects of the change. See Notes to Consolidated Financial Statements in this report for more information about the accounting change.
(2)	Effective January 1, 2003, we changed our method for recognizing revenues and expenses from the publication-date method to the amortization method. The publication-date method, which we used prior to January 1, 2003, recognizes revenues and direct expenses when the directories are published. Under the amortization method, which has increasingly become the industry standard, revenues and direct expenses (paper, printing and initial distribution costs) are recognized over the life of the directory, which is usually 12 months. The accounting change affected the timing of the recognition of revenues and expenses but did not result in any impact on cash flows. The cumulative effect of the accounting change resulted in a one-time charge of $2,381 million ($1,463 million after-tax).
(3)	The number of shares issued in connection with the spin-off on November 17, 2006, was approximately 146 million. For basic and diluted earnings per share calculations, it was assumed that approximately 146 million shares were outstanding for all periods prior to 2007. No additional shares were issued through December 31, 2006. Restricted stock awards granted in 2007 had no material impact on the calculation of diluted earnings per share.
(4)	In connection with our spin-off on November 17, 2006, we incurred $9,115 million in long-term debt. See Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for a description of the spin-off transactions, including debt borrowings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations covers some periods prior to the consummation of our spin-off from Verizon and related transactions. Accordingly, the discussion and analysis of historical periods does not reflect the ongoing effects of the spin-off, including significantly increased leverage and debt service requirements. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors described in “Item 1A. Risk Factors” of this report. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our audited financial statements and related notes thereto included in this report.

Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity during all periods presented.

Overview

We are one of the largest yellow pages directories publishers in the United States as measured by revenues, and we believe that we are one of the nation’s leading online local search providers. Our products include print yellow pages, print white pages, Superpages.com, Switchboard.com and LocalSearch.com, our online local search products, and Superpages Mobile, our information directory for wireless subscribers. We are the exclusive official publisher of Verizon print directories in the markets in which Verizon is currently the incumbent local exchange carrier, which we refer to as our incumbent markets. We use the Verizon brand on our print directories in our incumbent markets, as well as in our current markets in which Verizon is not the incumbent, which we refer to as our expansion markets. For the year ended December 31, 2007, we generated revenue of $3,189 million and operating income of $1,343 million.

Spin-Off from Verizon

On November 17, 2006, Verizon spun-off the companies that comprised its domestic print and Internet yellow pages directories publishing operations. In connection with the spin-off, Verizon transferred to Idearc Inc. all of its ownership interest in Idearc Information Services LLC (formerly Verizon Information Services Inc.). Following the transaction, our assets, liabilities, businesses and employees consisted of those that were primarily related to Verizon’s domestic print and Internet yellow pages directories publishing operations. The transaction was completed through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon’s stockholders.

In connection with the spin-off, there were several transactions recorded between Verizon and us. The transactions related to pre-spin-off activities and the actual spin-off transaction. There were also certain spin-off transactions that impacted the income statement.

Pre-Spin-Off Activities

Prior to the spin-off, several transactions were recorded that increased parent’s equity by $245 million. The most significant transaction totaled $188 million and pertained to recognizing the pension plan and other post-employment benefits (“OPEB”) for the Company on a stand-alone basis in accordance with the application of pension and OPEB accounting standards (SFAS No. 87, No. 88 and No. 106). See Note 11 to our consolidated financial statements for further information. The remaining net adjustments of $57 million pertained to the transfer of several assets and liabilities between Verizon and us based on the terms and conditions of the spin-off transaction.

Spin-Off Transaction

As a result of the spin-off, parent’s equity was reduced to zero through a reduction of $707 million and a series of transactions were recorded to additional paid-in capital (deficit) totaling $8,786 million. On the date of the spin-off, we received the cash settlement of our intercompany notes receivable balance due from Verizon of $588 million. Also, we received cash proceeds from the issuance of long-term debt of $1,953 million ($1,965 million before debt issuance costs) and recorded $7,150 million of long-term debt ($7,063 million after debt issuance costs) associated with an exchange of debt with Verizon. The exchange of debt with Verizon of $7,150 million was recognized on our balance sheet as long-term debt, with an offsetting deferred debt issuance asset of $87 million. The net impact of $7,063 million was recorded to additional paid-in capital (deficit) resulting in a deficit equity position. No cash proceeds were received by us. Upon receipt of proceeds of $2,541 million from settlement of the note receivable and issuance of long-term debt, we paid a final cash distribution to Verizon of $2,429 million. Additionally, approximately 146 million shares of our common stock were issued to Verizon stockholders as a dividend in the ratio of one share of our common stock for every 20 shares of Verizon common stock outstanding.

Income Statement Impact

In 2006, we recorded a pre-tax charge of $39 million in general and administrative expense associated with Verizon stock-based compensation awards, which vested as a result of the spin-off. This liability was then transferred to Verizon through a reduction in parent’s equity as discussed above. Additionally, we incurred pre-tax transition costs of $68 million and $30 million in 2007 and 2006, respectively, associated with becoming an independent, public entity.

We have incurred interest expense as a result of incurring $9,115 million of long-term debt. For 2007, interest expense, net of interest income, was $676 million. Our results for 2006 included interest expense, net of interest income, of $60 million (including interest expense recorded from November 17, 2006, through December 31, 2006, of $86 million associated our with long-term debt issuance).

Basis of Presentation

Our financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates and assumptions. Examples of significant estimates include the allowance for doubtful accounts, the recoverability of property, plant and equipment, goodwill and other intangible assets, valuation allowances on tax assets and liabilities, and pension and post-employment benefit assumptions. See “Critical Accounting Policies” below for a summary of the critical accounting policies used in preparing our financial statements.

Until our spin-off on November 17, 2006, we operated as the yellow pages print directories and Internet advertising products of Verizon and not as a stand-alone company. For periods prior to November 17, 2006, the financial statements included herein were derived from the historical financial statements of Verizon, and include the assets, liabilities, businesses and employees that were primarily related to Verizon’s domestic print and Internet yellow pages directories publishing operations that were reported in Verizon’s Information Services segment in its financial statements. To prepare these financial statements, we specifically identified all assets, liabilities, businesses and employees primarily related to those operations. All significant intercompany accounts and transactions were eliminated. We believe these specific identifications are reasonable; however, the resulting amounts could differ from amounts that would be determined if we had operated on a stand-alone basis. Because of our relationship with Verizon, our historical results of operations, financial position and cash flows are not necessarily indicative of what they would have been had we operated without the shared resources of Verizon. Accordingly, our financial statements for the periods prior to November 17, 2006, are not necessarily indicative of our future results of operations, financial position and cash flows. See our audited financial statements and related notes thereto included in this report.

Historically, we reimbursed Verizon for specific services it provided to, or arranged for, us based on tariffed rates, market prices or negotiated terms that approximated market rates. These services included items such as communications and data processing services, office space, professional fees and insurance coverage.

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

After November 17, 2006, our costs include payments for services provided to us by Verizon under a transition services agreement, which became effective at the consummation of the spin-off and will end in the first quarter of 2008. Under the transition services agreement, Verizon continued to provide certain services that it had historically provided to us, including portions of information technology, financial services and human resources.

Operating Revenue

We derive our operating revenue primarily from the sale of advertising in our print directories, which we refer to as print products revenue. Of our total 2007 operating revenue of $3,189 million, $2,900 million, or 91.0% came from the sale of advertising in our print directories. Revenue from our Internet products, including Superpages.com, which we refer to as Internet revenue, was $285 million, or 8.9% of our total 2007 operating revenue. Other revenue sources were $4 million, or 0.1%, of our total 2007 operating revenue.

Growth in operating revenue can be affected by several factors, including changes in advertising customers, changes in the pricing of advertising, changes in the quantity of advertising purchased per customer, changes in the size of the sales force and the introduction of additional products, which generate incremental revenues. We continue to face competition in our print directories markets as well as from other advertising media, including cable television, radio and the Internet. Over the past several years, as a result of this competition, among other things, our print product revenue in our incumbent markets has declined. However, these declines have been offset in part by growth in our independent directories and Internet local search products.

On October 31, 2007, we completed the acquisition of Switchboard.com, for $227 million in cash including transaction costs. The acquired assets should increase the scale of our online local search service and benefit our advertisers who may now be seen by more consumers.

Print Products.  Advertising in print directories is sold a number of months prior to the date each title is published. We recognize revenue ratably over the life of each directory, which is typically 12 months, using the amortization method of accounting, with revenue recognition commencing in the month of publication. A portion of the revenue reported in any given year represents sales activity and in some cases publication of directories that occurred in the prior year. Print advertising is sold to two customer bases: local advertisers, comprised of small- and medium-sized businesses that advertise in a limited geographical area, and national advertisers, comprised of larger businesses that advertise regionally or nationally. The proportion of print product revenue attributable to local and national advertisers has historically been consistent over time, with 83.9%, 83.8%, and 84.6% attributable to local advertisers and 16.1%, 16.2%, and 15.4% attributable to national advertisers in 2007, 2006 and 2005, respectively.

Internet.  Our Internet products, including Superpages.com and Switchboard.com, earn revenue from two primary sources: fixed-fee services and performance-based advertising products. Fixed-fee services include advertisement placement on our websites, and website development and hosting for our advertisers. Revenue from fixed-fee services is recognized monthly over the life of the service. Performance-based advertising products revenue is earned when consumers connect with our advertisers by a “click” on their Internet advertising or a phone call to their businesses. Performance-based advertising products revenue is recognized when there is evidence that qualifying transactions have occurred.

Other Revenue.  Other revenue includes commercial printing services and the sale of directories. In the first half of 2006, we sold our printing plant assets and no longer derive revenue from commercial printing services.

Operating Expense

Operating expense is comprised of four expense categories: (1) selling, (2) cost of sales, (3) general and administrative and (4) depreciation and amortization.

Selling.  Selling expense includes the sales and sales support organizations, including base salaries and sales commissions paid to our local sales force, national sales commissions paid to independent certified marketing representatives, local marketing and promotional expenses, sales training, advertising and customer care expenses.

Sales commissions are amortized over the life of the directory or advertising service. All other selling costs are expensed as incurred. In 2007, selling expense of $733 million represented 39.7% of total operating expense and 23.0% of total operating revenue.

During our second quarter ended June 30, 2007, we changed our accounting method of recognizing sales commissions. Sales commissions were previously expensed as incurred. We now defer sales commissions as part of deferred directory costs and recognize these costs over the life of the directory or advertising service, consistent with our revenue recognition policies on such products and services. We believe this method is preferable because it provides a better matching of sales commissions with the related revenues and is the policy followed by other companies in the industry. Additionally, this method is consistent with our accounting policy for other direct and incremental costs, which include paper, printing and initial distribution costs. We recorded the change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires that all elective accounting changes be made on a retrospective basis. As such, all periods presented in the financial statements and related notes thereto included in this report have been adjusted to apply the impact of this accounting change. For additional information related to the change in accounting principle, see Note 3 to our consolidated financial statements included in this report.

Cost of Sales.  Cost of sales includes the costs of producing and distributing both print yellow pages directories and Internet local search services, including publishing operations, website development, paper, printing, directory distribution and Internet traffic costs. Costs directly attributable to producing print directories are amortized over the average life of a directory. These costs include paper, printing and initial distribution. All other costs are expensed as incurred. In 2007, cost of sales of $617 million represented 33.4% of total operating expense and 19.3% of total operating revenue.

General and Administrative.  General and administrative expense includes corporate management and governance functions, which are comprised of finance, human resources, real estate, marketing, legal, investor relations, billing and receivables management. In addition, general and administrative expense includes bad debt, operating taxes, insurance and other general expenses including transition costs. All general and administrative costs are expensed as incurred. In 2007, general and administrative expense of $408 million represented 22.1% of total operating expense and 12.8% of total operating revenue. Historically, our general and administrative expense included the costs of other services, including real estate, information technologies, legal, finance and human resources, shared among Verizon affiliates. After the spin-off, we incurred these costs directly.

Depreciation and Amortization.  Depreciation and amortization expense includes depreciation expense associated with property, plant and equipment and amortization expense associated with capitalized software and other intangible assets. In 2007, depreciation and amortization expense of $88 million represented 4.8% of total operating expense and 2.8% of total operating revenue. In 2007, depreciation expense for property, plant and equipment was $41 million and amortization expense for software and other intangibles was $47 million.

Interest Expense (Income), Net

Interest expense, net of interest income, is primarily comprised of interest expense associated with our debt and amortization of debt issuance costs, offset by interest income. In 2007, interest expense, net of interest income, of $676 million represented 21.2% of total operating revenue. Historically, we received interest income on the notes receivable held with our former parent and from other sources. For the period, November 17, 2006, through December 31, 2006, we recorded interest expense associated with our debt of $86 million. For the years ended December 31, 2006 and 2005, we received interest income of $26 million and $16 million respectively related to the notes receivable with Verizon.

Provision for Income Taxes

Idearc Inc. and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions. Post spin-off, we file our own consolidated income tax returns, separate and apart from Verizon. Prior to the spin-off, we were included in Verizon’s consolidated federal and state income tax returns. The provision for income taxes in our audited financial statements has been determined as if we filed our own consolidated income tax returns separate and apart from Verizon for all periods presented.

Provision for income taxes for 2007 of $238 million decreased $262 million, or 52.4%, compared to $500 million for 2006, primarily due to lower pre-tax income. The provision for 2006 of $500 million decreased $130 million, or 20.6%, compared to $630 million for 2005, primarily due to lower pre-tax income.

The effective income tax rate is the provision for income tax as a percentage of income from continuing operations before the provision for income taxes. The effective tax rate for 2007 of 35.7% decreased compared to the effective tax rate for 2006 of 38.9%, primarily due to the recognition of tax benefits related to uncertain tax positions. The effective tax rate for 2005 was 38.1%. A reconciliation of the statutory rate to the effective rate for each period is included in Note 14 to the consolidated financial statements included in this report.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table sets forth our operating results for the years ended December 31, 2007 and 2006:

	2007	2006	Change	%
	(In millions, except%)

Print products	$2,900	$2,978	$(78)	(2.6)%
Internet	285	230	55	23.9
Other	4	13	(9)	(69.2)

Total operating revenue	3,189	3,221	(32)	(1.0)
Selling	733	708	25	3.5
Cost of sales (exclusive of depreciation and amortization)	617	629	(12)	(1.9)
General and administrative	408	448	(40)	(8.9)
Depreciation and amortization	88	89	(1)	(1.1)

Total operating expense	1,846	1,874	(28)	(1.5)
Operating income	1,343	1,347	(4)	(0.3)
Interest expense (income), net	676	60	616	nm

Income before provision for income taxes	667	1,287	(620)	(48.2)
Provision for income taxes	238	500	(262)	(52.4)

Net income	$429	$787	$(358)	(45.5)%

Operating Revenue

Our 2007 operating revenue of $3,189 million declined $32 million, or 1.0%, compared to $3,221 million in 2006.

Print Products.  Revenue from print products of $2,900 million in 2007 decreased $78 million, or 2.6%, from $2,978 million in 2006. This decline resulted primarily from reduced advertiser renewals, partially offset by the addition of new advertisers, increases in advertiser spending and revenue from new product offerings. We continued to face competition in the print directory market and from other advertising media, including cable television, radio and the Internet.

Internet.  Our Internet revenue of $285 million in 2007 increased $55 million, or 23.9%, from $230 million in 2006, as we continued to expand our product offerings, market reach and advertiser base. We continue to add new product offerings through the introduction of new performance-based products. Additionally, in October 2007, we acquired Switchboard.com to increase the presence of our advertisers to consumers.

Other Revenue.  Other revenue of $4 million in 2007 decreased $9 million, or 69.2%, from $13 million in 2006. This decrease is attributable to the elimination of commercial printing services revenue resulting from the sale of our printing assets in the first half of 2006.

Operating Expense

Our 2007 operating expense of $1,846 million declined $28 million, or 1.5%, compared to $1,874 million in 2006.

Selling.  Selling expense of $733 million in 2007 increased $25 million, or 3.5%, compared to $708 million in 2006. This increase was primarily driven by higher employee related costs including sales commissions, partially offset by lower employee benefit costs.

Cost of Sales.  Cost of sales of $617 million in 2007 decreased $12 million, or 1.9%, compared to $629 million in 2006. This decrease was primarily driven by lower employee related costs, employee benefit costs, and contract services costs, partially offset by higher printing costs due to increased volumes and higher Internet traffic costs associated with our Internet growth.

General and Administrative.  General and administrative expense of $408 million in 2007 decreased by $40 million, or 8.9%, compared to $448 million in 2006. This decrease was primarily due to lower corporate charges from our former parent, lower stock-based compensation expense, higher pension settlement gains, and the impact of gains from the sales of assets, offset by increased transition costs, higher bad debt expense, increased contractor services expense and higher employee severance charges.

Interest Expense (Income), Net

Interest expense, net of interest income, of $676 million in 2007 increased $616 million compared to $60 million in 2006, as a result of interest expense associated with the $9,115 million of debt acquired at the time of our spin-off in November 2006. Interest expense in 2007 includes $11 million in amortization of debt issuance costs.

Provision for Income Taxes

Provision for income taxes in 2007 of $238 million decreased $262 million, or 52.4%, compared to $500 million in 2006, primarily due to lower pre-tax income related to the items described above, primarily increased interest expense. The provision for income taxes for 2007 also includes the effect of one-time discrete items. The effective tax rates for 2007 and 2006 were 35.7% and 38.9%, respectively. The decline in the effective tax rate is primarily due to the recognition of tax benefits related to uncertain tax positions.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth our operating results for the years ended December 31, 2006 and 2005:

	2006	2005	Change	%
	(In millions, except%)

Print products	$2,978	$3,147	$(169)	(5.4)%
Internet	230	197	33	16.8
Other	13	30	(17)	(56.7)

Total operating revenue	3,221	3,374	(153)	(4.5)
Selling	708	650	58	8.9
Cost of sales (exclusive of depreciation and amortization)	629	622	7	1.1
General and administrative	448	374	74	19.8
Depreciation and amortization	89	91	(2)	(2.2)

Total operating expense	1,874	1,737	137	7.9
Operating income	1,347	1,637	(290)	(17.7)
Interest expense (income), net	60	(16)	76	nm

Income before provision for income taxes	1,287	1,653	(366)	(22.1)
Provision for income taxes	500	630	(130)	(20.6)

Net income	$787	$1,023	$(236)	(23.1)%

Operating Revenue

Operating revenue of $3,221 million in 2006 decreased $153 million, or 4.5%, compared to $3,374 million in 2005.

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

Internet.  Internet revenue of $230 million in 2006, including $9 million from the Inceptor acquisition (see Note 4 to the consolidated financial statements included in this report), increased $33 million, or 16.8%, compared to $197 million in 2005, as we continued to expand our product offerings, market reach and advertiser base. The growth rate was lower than that realized in 2005 due to the introduction of performance-based advertising products and a resulting customer shift to these products from fixed-fee advertising products. Performance-based products were at an earlier stage of development and have not yet reached their anticipated level of revenue growth.

Other Revenue.  Other revenue includes commercial printing services and the sale of directories. Other revenue of $13 million in 2006 decreased $17 million, or 56.7%, compared to $30 million in 2005. This decrease is attributable to the elimination of commercial printing services revenue resulting from the sale of our printing assets in the first half of 2006.

Operating Expense

Operating expense of $1,874 million in 2006 increased $137 million, or 7.9%, compared to $1,737 million in 2005.

Selling.  Selling expense of $708 million in 2006 increased $58 million, or 8.9%, compared to $650 million in 2005. This increase was primarily driven by higher employee-related costs associated with hiring approximately 500 additional sales force employees, increased facility costs, sales commissions and advertising intended to stimulate revenue growth, partially offset by lower national sales commissions.

Cost of Sales.  Cost of sales of $629 million in 2006 increased $7 million, or 1.1%, compared to $622 million in 2005. This increase was primarily due to higher Internet traffic costs associated with our Internet growth and increased print directory distribution costs, partially offset by lower printing costs.

General and Administrative.  General and administrative expense of $448 million in 2006 increased $74 million, or 19.8%, compared to $374 million in 2005. The increase was primarily related to spin-off transition costs of $30 million, a charge of $39 million for a one-time adjustment to record Verizon stock-based compensation that vested at the time of the spin-off, higher employee-related costs and increased contractor costs. These increases were partially offset by lower bad debt expense.

Interest Expense (Income), Net

Interest expense, net of interest income, of $60 million increased $76 million compared to interest income of $16 million in 2005 as a result of the spin-off and acquiring debt of $9,115 million. We recorded $86 million of interest expense from November 17, 2006 through December 31, 2006 associated with our debt. This includes $1 million in debt amortization costs. This was partially offset by higher interest income in 2006 related to our note receivable balance due from Verizon. This note was settled on the date of the spin-off.

Provision for Income Taxes

Provision for income taxes of $500 million for 2006 decreased $130 million, or 20.6%, compared to $630 million for 2005, primarily due to lower pre-tax income. The effective tax rates for 2006 and 2005 were 38.9% and 38.1%, respectively.

Liquidity and Capital Resources

Historical

Our principal source of liquidity is cash flow generated from operations. We have historically generated sufficient cash flow to fund our operations, investments and dividend payments and, since our spin-off, to service our debt. At December 31, 2007, approximately $248 million was available for borrowing (net of $2 million of letters of credit issued) under our revolving credit facility. We pay a commitment fee of 0.375% for the unused portion of the revolving credit facility, calculated based on the daily unused amount and payable on a quarterly basis. Proceeds from the revolving credit facility are available for working capital and general corporate purposes. During 2007, we did not utilize the revolving credit facility, other than for the issuance of letters of credit.

Prior to the spin-off from Verizon, we had a financial services arrangement with Verizon Financial Services LLC. We could, along with other Verizon affiliates, borrow or advance funds on a day-to-day (“demand”) basis. Because these borrowings and advances were based on a variable interest rate and demand note basis, the carrying value of the note approximated fair market value. On the date of the spin-off, our note receivable with Verizon Financial Services LLC was settled.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table sets forth a summary of cash flows for the years ended December 31, 2007 and 2006:

	2007	2006	Change
	(In millions)

Cash Flow Provided By (Used In):
Operating activities	$369	$993	$(624)
Investing activities	(246)	(41)	(205)
Financing activities	(247)	(780)	533

Increase (Decrease) In Cash and Cash Equivalents	$(124)	$172	$(296)

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $369 million in 2007 decreased $624 million, compared to $993 million in 2006, primarily due to interest payments on debt incurred of $691 million, transition costs associated with the spin-off, higher bad debt write-offs, and an anticipated increase in accounts receivable resulting from our decision to transfer billing from Verizon to our own direct billing platform. In the past, amounts billed and collected by Verizon were received well in advance of normal customer payment experience. Now that we are direct billing all customers, the new higher account receivable balance represents actual customer collection experience. These unfavorable items are partially offset by lower income tax payments and other working capital items.

Our 2007 payments for other post-employment benefit costs were $28 million. Our anticipated 2008 cash outflow associated with these benefits are anticipated to be approximately $23 million. We expect to experience similar cash outflows in the future. See Note 11 to our consolidated financial statements included in this report for additional information.

Net cash used in investing activities of $246 million in 2007 increased $205 million, compared to $41 million of net cash used in investing activities in 2006. The increase was primarily due to the $227 million acquisition of Switchboard.com, offset by lower capital expenditures, the Inceptor asset acquisition in 2006 and proceeds from the sales of assets.

Cash used in financing activities decreased $533 million, or 68.3%, in 2007 compared to 2006. In 2007, long-term debt payments were $47 million and dividends paid to stockholders were $200 million. In 2006, dividends, returns of capital, and final distribution transactions paid to our former parent of $2,733 million were partially offset by the proceeds from issuance of long-term debt of $1,953 million.

We believe the net cash provided by our operating activities, supplemented if necessary with borrowings under the revolving credit facility, and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs in 2008.

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

Our primary source of funds in 2006 was cash generated from operations. In 2006, cash from operations decreased $246 million, or 19.9%, compared to 2005, primarily due to reduced revenues and increased selling expense.

Cash used in investing activities decreased $35 million, or 46.1%, in 2006 compared to 2005, primarily due to cash proceeds of $20 million from the sale of our printing plant assets in the first quarter of 2006, a decrease in capital expenditures of $14 million to $64 million in 2006 from $78 million in 2005, and a decrease in short-term investments of $17 million due to not funding certain trusts historically established for the funding of employee benefits, partially offset by a cash outlay of $16 million in the third quarter of 2006 for the acquisition of Inceptor Inc. See Note 4 to our consolidated financial statements included in this report for additional information on our acquisition of Inceptor Inc.

Cash used in financing activities decreased $383 million, or 32.9%, in 2006, compared to 2005, primarily due to a decrease in dividends and returns of capital paid to Verizon affiliates of $406 million, a change in our notes receivable with Verizon of $453 million and the proceeds from the issuance of long-term debt of $1,953 million offset by the final distribution to our former parent of $2,429 million.

Senior Secured Credit Facilities

Total long-term debt outstanding under our senior secured credit facilities at December 31, 2007 was $6,218 million. The outstanding balance reflects $47 million in principal payments in 2007. On November 17, 2006, we entered into senior secured credit facilities, which consist of: (a) Tranche A term loan facility of approximately $1,515 million, (b) Tranche B term loan facility of $4,750 million, and (c) a $250 million revolving credit facility. The revolving credit facility matures on November 17, 2011. The credit facilities are guaranteed by substantially all of our subsidiaries and are secured by substantially all of our present and future assets.

Payments of principal and interest under the Tranche A facility are due quarterly with principal payments beginning in 2009, and a final payment due at maturity on November 13, 2013. Principal payments under the Tranche A facility amortize as a percentage of the total term loan in an amount per quarter equal to the following: 2009 - 1.25%; 2010 - 2.50%; 2011 - 3.75%; 2012 - 5.00%; 2013 (first three quarters) - 12.50%; Maturity - 12.50%. The Tranche B facility is payable in equal quarterly installments beginning in 2007 in an amount equal to 0.25% per quarter, with the balance due on the maturity date of November 17, 2014. At December 31, 2007, the interest rates on the Tranche A facility and the Tranche B facility were 6.33% and 6.83%, respectively.

As of December 31, 2007, we had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million. These swap agreements consist of three separate swap transactions with notional amounts of $1,710 million maturing on March 31, 2009, $2,700 million maturing on June 29, 2012, and $1,100 million maturing on September 30, 2010. In addition to these swap agreements, we entered into two forward swap transactions effective March 31, 2009, with notional amounts of $800 million maturing on March 31, 2012, and $900 million (with annual notional reductions of $200 million) maturing on March 31, 2012. Under the swap agreements, we pay fixed rate interest and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swap agreements comply with our debt covenant that requires that at least 50% of our debt be subject to fixed rates until March 2009. We do not enter into financial instruments for trading or speculative purposes.

All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair value of interest rate swaps is derived from observable market data. We assess, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedged transactions have been highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in other comprehensive income (loss), a component of stockholders’ equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period net income.

The interest rate swap agreements described above, designated as cash flow hedges, were assessed to be highly effective on a retrospective and prospective basis. Accordingly, the changes in fair value of the derivative instruments were recorded in accumulated other comprehensive loss. The derivative financial instruments are currently recorded in other noncurrent liabilities in the amount of $220 million ($143 million net of tax recorded to accumulated other comprehensive loss).

We performed an interest rate sensitivity analysis on our floating-rate debt. The analysis indicated that a 0.5% increase in interest rate associated with floating rate debt would reduce our 2007 pre-tax earnings by $3.6 million, taking into account the impact of our implemented interest rate strategy.

Senior Unsecured Notes

The outstanding senior unsecured notes of $2,850 million were originally issued under an indenture dated November 17, 2006. During the second quarter of 2007, we completed an offer to exchange the outstanding senior unsecured notes, which were originally issued in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), for an equal principal amount of a new issue of senior unsecured notes registered under the Securities Act. The senior unsecured notes mature on November 17, 2016. Interest is payable semiannually (at 8% per year) in cash to holders of record of senior unsecured notes.

The senior unsecured notes are general unsecured obligations of Idearc Inc. and are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing such secured indebtedness. Idearc Inc. has no independent assets or operations. The senior unsecured notes are guaranteed by substantially all of our subsidiaries. The subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of Idearc Inc., other than the subsidiary guarantors, are minor. Our financing arrangements contain restrictions on our ability to pay dividends on shares of our common stock based on meeting certain performance measures and complying with other conditions.

Debt Covenants and Maturities

Our credit facilities and senior unsecured notes require us to comply with customary affirmative and negative covenants and include customary events of default. Included in these covenants is a quarterly leverage ratio (total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined) covenant calculation. Our financing arrangements contain restrictions on our ability to pay dividends on shares of our common stock based on meeting certain performance measures and complying with other conditions. At December 31, 2007, we are in compliance with all of our debt covenants.

We made scheduled principal payments of $47 million in 2007. Scheduled principal payments of long-term debt outstanding at December 31, 2007, are $48 million in 2008, $123 million in 2009, $199 million in 2010, $275 million in 2011 and $8,423 million thereafter.

Contractual Obligations

Our contractual obligations as of December 31, 2007, are summarized below.

	Payments Due by Period
		Within	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In millions)

Long-term debt obligations	$9,068	$48	$322	$626	$8,072
Interest payments on long-term debt obligations(1)	4,836	662	1,308	1,247	1,619
Operating lease obligations	100	31	43	20	6
Other post-employment benefit obligations	303	23	49	50	181

Total	$14,307	$764	$1,722	$1,943	$9,878

(1)	Some of our interest obligations are variable based on London Interbank Offer Rate (LIBOR). At December 31, 2007, we had interest rate hedges in place which resulted in 92% of our long-term obligations effectively being fixed rate. See Note 8 to our consolidated financial statements included in this report for a more detailed description of our fixed debt to floating rate debt obligations.

The anticipated contractual obligations for unrecognized tax benefits under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”) which would require cash settlements are $96 million as of December 31, 2007. Because there is a high degree of uncertainty regarding the timing and amount of cash flows related to these unrecognized tax benefit liabilities, we cannot reasonably estimate the settlement periods. The liability at December 31, 2007 was $109 million.

Critical Accounting Policies

The following is a summary of the critical accounting policies used in preparing our financial statements.

Revenue Recognition

We earn revenues primarily from yellow pages directory and Internet advertising. The sale of advertising in print directories is the primary source of revenues. We recognize revenues ratably over the life of each directory using the amortization method of accounting, with revenue recognition commencing in the month of publication. Our Internet advertising service earns revenues from two sources: fixed-fee and performance-based advertising products. Fixed-fee advertising includes advertisement placement on our Internet sites and website development and hosting for our advertisers. Revenues from fixed-fee advertisers are recognized monthly over the life of the advertising service. Performance-based advertising products revenues are earned when consumers connect with our Internet advertisers by a “click” on their Internet advertising or a phone call to their businesses. Performance-based advertising products revenues are recognized when there is evidence that qualifying transactions have occurred.

Expense Recognition

Costs directly attributable to producing directories are amortized over the average life of a directory under the deferral and amortization method. Direct costs include paper, printing, initial distribution and sales commissions. Paper costs are stated on an average cost basis. All other costs are recognized as incurred.

During our second quarter ended June 30, 2007, we changed our accounting method of recognizing sales commissions. Sales commissions were previously expensed as incurred. We now defer sales commissions to deferred directory costs and recognize these costs over the life of the directory or advertising service, consistent with our revenue recognition policies on such products and services. We believe this method is preferable because it provides a better matching of sales commissions with the related revenues and is the policy followed by other companies in the industry. Additionally, this method is consistent with our accounting policy for other direct and incremental costs, which include paper, printing and initial distribution costs. We recorded the change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and

Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires that all elective accounting changes be made on a retrospective basis. As such, all financial statements and related notes included in this report have been adjusted to apply the impact of this accounting change retrospectively to all prior periods. For additional information related to the change in accounting principle, see Note 3 to our consolidated financial statements included in this report.

Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history and an estimate of uncollectible accounts. Management may exercise its judgment in adjusting the provision as a consequence of known items, including current economic factors and credit trends. Accounts receivable adjustments are recorded against the allowance for doubtful accounts. Bad debt expense as a percentage of revenue was 5.0%, 4.3%, and 4.9% for the years 2007, 2006 and 2005, respectively.

Income Taxes

Adoption of FIN 48

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

The total amount of unrecognized tax benefits (including interest accruals) at December 31, 2007, was $109 million. Included in the balance at December 31, 2007, were $96 million of tax positions that, if recognized, would affect the effective tax rate. Also, included in the balance at December 31, 2007 were $13 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

We classify and recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During 2007, 2006, and 2005, we recognized interest of approximately $4 million, $6 million, and $3 million, respectively. We had $17 million and $13 million of accrued interest associated with tax positions at December 31, 2007, and 2006, respectively.

We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during 2008.

Income Taxes

We file income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2000.

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” and FIN 48. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

As part of our estimation process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria is evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

We were included in Verizon’s consolidated federal and state income tax returns prior to the spin-off. However, the provision for income taxes in our consolidated financial statements has been determined as if we filed our own consolidated income tax returns separate and apart from Verizon.

We entered into a tax sharing agreement with Verizon in 2006 that governs our respective rights, responsibilities and obligations with respect to tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax matters. The tax sharing agreement generally allocates responsibility for tax liabilities for periods before and after the spin-off. The agreement also provides that we will be required to indemnify Verizon and its affiliates against all tax-related liabilities caused by the failure of the spin-off to qualify for tax-free treatment for U.S. federal income tax purposes to the extent these liabilities arise as a result of any action taken by us following the spin-off or otherwise result from any breach of any representation, covenant or obligation under the tax sharing agreement or any other agreement we entered into in connection with the spin-off.

Pension and Other Post-Employment Benefits

For financial reporting purposes, we develop long-term assumptions to determine our employee benefit obligation, the most significant of which are the discount rate, the expected rate of return on plan assets, and the health care cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.

The discount rate estimate for the current year is based on a rate selected from a range of proprietary yield curves developed by independent third parties. These yield curves are based on high quality corporate bonds.

The expected rate of return for the pension plan assets represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on plan assets is developed from the expected future return on each asset class, weighted by the expected allocation of pension assets to that asset class. We consider historical performance for the types of assets in which the plan invests, independent market forecasts, and economic and capital market considerations.

The healthcare cost trend rate for 2007 was 10%, declining to 5% by 2011 for both pre- and post-age 65 employees and retirees.

A sensitivity analysis of the impact on the expense (income) recorded for 2007 of a one percent change in our assumptions is shown in the table below:

	Pension		Health Care and Life
	+1.0%	-1.0%	+1.0%	-1.0%

Discount rate	$(2)	$1	$(1)	$2
Expected return on assets	(7)	7	—	—
Health care trend rate	—	—	2	(2)

Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), impairment testing for goodwill is performed at least annually unless indicators of impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the entity level (the reporting unit). Step one compares the fair value of the reporting unit (calculated using the enterprise value — market capitalization approach) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., the fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. After applying the impairment test in 2007, our goodwill was not impaired.

Intangible Assets with Indefinite Lives

Similar to goodwill, intangible assets with indefinite lives are subject to impairment testing as stated in SFAS 142. The identification and measurement of intangible assets with indefinite lives involves the estimation of the fair value which is based on expected future cash flows, discounts rates, growth rates, estimated costs and other factors specifically related to those intangible assets. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized and the carrying amount is adjusted. For 2007, our intangible assets with indefinite lives were not impaired.

Other Intangible Assets

Other intangible assets are comprised primarily of internal-use software, which we capitalize if it has a useful life in excess of one year, in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Internal use software is amortized over a three to seven year period. Software maintenance and training costs are expensed in the period in which they are incurred.

Capitalized internal-use software costs are amortized using the straight-line method over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed, which determines the fair value of the asset and records an impairment, if any. Each reporting period, the useful life of the intangible assets is reevaluated to assess whether events and circumstances warrant a revision in their remaining useful lives. Our other intangible assets were not impaired in 2007.

See Note 7 to our consolidated financial statements included in this report for information related to the carry amounts of goodwill and other intangible assets.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operation, financial condition or liquidity.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We have evaluated the impact of SFAS 157 and anticipate it will not have a material impact on our financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flow.

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

As of December 31, 2007, we had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million, which represents approximately 89% of our floating rate debt. Under the swap agreements, we pay fixed rate interest and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. The impact of our implemented interest rate strategy has effectively increased our fixed rate debt to 92% of our total debt. These swap agreements comply with our debt covenant that requires that at least 50% of our debt be subject to fixed rates until March 2009.

All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair value of interest rate swaps is derived from observable market data. We assess, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedged transactions have been highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in other comprehensive income (loss), a component of stockholders’ equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period net income.

The interest rate swap agreements described above, designated as cash flow hedges, were assessed to be highly effective on a retrospective and prospective basis. Accordingly, the changes in fair value of the derivative instruments were recorded in accumulated other comprehensive loss. The derivative financial instruments are currently recorded in other non-current liabilities in the amount of $220 million ($143 million net of tax recorded to accumulated other comprehensive loss).

We performed an interest rate sensitivity analysis on our variable-rate debt. The analysis indicated that a 0.5% increase in interest rate associated with floating rate debt would reduce our 2007 pre-tax earnings by $3.6 million, taking into account the impact of our implemented interest rate strategy.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Idearc Inc.

We have audited the accompanying consolidated balance sheets of Idearc Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Idearc Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the recognition of sales commissions for all periods presented, for uncertain tax positions effective January 1, 2007, for share-based compensation effective January 1, 2006, and for pension and other postretirement benefits effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
February 25, 2008

Idearc Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(In millions, except
	per share amounts)

Operating Revenue
Print products	$2,900	$2,978	$3,147
Internet	285	230	197
Other	4	13	30

Total Operating Revenue	3,189	3,221	3,374
Operating Expense
Selling	733	708	650
Cost of sales (exclusive of depreciation and amortization)	617	629	622
General and administrative	408	448	374
Depreciation and amortization	88	89	91

Total Operating Expense	1,846	1,874	1,737
Operating Income	1,343	1,347	1,637
Interest expense (income), net	676	60	(16)

Income Before Provision for Income Taxes	667	1,287	1,653
Provision for income taxes	238	500	630

Net Income	$429	$787	$1,023

Basic and diluted earnings per common share	$2.94	$5.40	$7.01

Basic and diluted shares outstanding	146	146	146

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Balance Sheets

	At December 31,
	2007	2006
	(In millions, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$48	$172
Accounts receivable, net of allowances of $77 and $76	423	325
Deferred directory costs	312	294
Prepaid expenses and other	10	13

Total current assets	793	804
Property, plant and equipment	471	474
Less: accumulated depreciation	356	331

	115	143

Goodwill	73	73
Intangible assets, net	303	103
Pension assets	171	174
Non-current deferred tax assets	124	21
Debt issuance costs	86	97
Other non-current assets	2	—

Total assets	$1,667	$1,415

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$272	$412
Deferred revenue	209	190
Current maturities of long-term debt	48	48
Current deferred taxes	28	5
Other	31	42

Total current liabilities	588	697
Long-term debt	9,020	9,067
Employee benefit obligations	327	401
Unrecognized tax benefits	109	—
Other liabilities	223	4
Stockholders’ equity (deficit):
Common stock ($.01 par value; 225 million shares authorized, 146,795,971 and 145,851,862 shares issued and outstanding in 2007 and 2006, respectively)	1	1
Additional paid-in capital (deficit)	(8,776)	(8,786)
Retained earnings	361	99
Accumulated other comprehensive loss	(186)	(68)

Total stockholders’ equity (deficit)	(8,600)	(8,754)

Total liabilities and stockholders’ equity (deficit)	$1,667	$1,415

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

		Additional		Accumulated
		Paid-in		Other
	Common	Capital	Retained	Comprehensive	Parent’s
	Stock(1)	(Deficit)	Earnings	Loss	Equity	Total
	(In millions)

Balance at December 31, 2004(2)	$—	$—	$79	$—	$317	$396
Net income	—	—	(2)	—	1,025	1,023
Dividends / returns of capital paid to former parent	—	—	—	—	(1,058)	(1,058)
Other	—	—	—	—	41	41

Balance at December 31, 2005	—	—	77	—	325	402
Net income	—	—	22	—	765	787
Dividends / returns of capital paid to former parent	—	—	—	—	(652)	(652)
Pre-spin-off transactions with former parent	—	—	—	—	245	245
Final distribution to former parent	—	(1,722)	—	—	(707)	(2,429)
Issuance of common stock	1	(1)	—	—	—	—
Issuance of debt securities	—	(7,063)	—	—	—	(7,063)
Adoption of accounting standard — SFAS No. 158	—	—	—	(68)	—	(68)
Other	—	—	—	—	24	24

Balance at December 31, 2006	1	(8,786)	99	(68)	—	(8,754)
Net income	—	—	429	—	—	429
Dividends ($1.37 per share)	—	—	(200)	—	—	(200)
Issuance of restricted stock awards	—	10	—	—	—	10
Adoption of accounting standard-FIN 48	—	—	33	—	—	33
Adjustments for pension and post-employment benefits	—	—	—	25	—	25
Unrealized loss on cash flow hedge	—	—	—	(143)	—	(143)

Balance at December 31, 2007	$1	$(8,776)	$361	$(186)	$—	$(8,600)

(1)	The number of shares issued on November 17, 2006, was 145,851,862. No additional shares were issued through December 31, 2006. Shares at December 31, 2007 were 146,795,971. The entire change in 2007 was due to the equity awards granted to certain employees.

(2)	During 2007, the Company changed its accounting method of recognizing sales commissions. The $79 million recorded in retained earnings represents the 2004 and prior years’ cumulative adjustment associated with the change. The cumulative impact of the change in accounting method increased 2006 net income $15 million and decreased 2005 net income $2 million. See Note 3 to the consolidated financial statements for more information.

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Cash Flows from Operating Activities
Net income	$429	$787	$1,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	88	89	91
Employee retirement benefits	(5)	50	48
Deferred income taxes	(21)	(46)	9
Provision for uncollectible accounts	159	140	167
Stock based compensation expense	27	56	24
Changes in current assets and liabilities
Accounts receivable	(253)	(96)	(121)
Deferred directory costs	(18)	(3)	10
Other current assets	(2)	(6)	—
Accounts payable and accrued liabilities	(8)	33	(44)
Other, net	(27)	(11)	32

Net cash provided by operating activities	369	993	1,239

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(46)	(64)	(78)
Acquisitions	(230)	(16)	—
Proceeds from sale of assets	26	20	—
Other, net	4	19	2

Net cash used in investing activities	(246)	(41)	(76)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	1,953	—
Repayment of long-term debt	(47)	—	—
Change in note receivable due from former parent	—	348	(105)
Dividends paid to Idearc stockholders	(200)	—	—
Dividends / returns of capital paid to former parent	—	(652)	(1,058)
Final distribution to former parent	—	(2,429)	—

Net cash used in financing activities	(247)	(780)	(1,163)

Increase (decrease) in cash and cash equivalents	(124)	172	—
Cash and cash equivalents, beginning of year	172	—	—

Cash and cash equivalents, end of year	$48	$172	$—

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1	Description of Business and Summary of Significant Accounting Policies

Description of Business

Idearc Inc. and its subsidiaries (collectively, “Idearc”, “We”, “Our” or the “Company”) is one of the nation’s largest providers of yellow and white pages directories and related advertising products. Our products primarily include print yellow and white pages directories, Superpages.com, Switchboard.com and LocalSearch.com, our online local search products, and Superpages Mobile, our information directory for wireless subscribers.

We are the exclusive publisher of Verizon Communications, Inc. (“Verizon”) branded yellow and white pages, operating primarily in the states where Verizon is the incumbent local exchange carrier. Unless terminated sooner in accordance with its terms, our 30-year publishing agreement with Verizon will remain in effect until November, 2036, and will automatically renew for additional five-year terms unless we or Verizon provide at least 24 months’ notice of termination.

At December 31, 2007, we had approximately 7,200 employees, of which 2,200 employees were represented by unions.

Our company began operations as an independent, public company on November 17, 2006. We were spun-off from Verizon. Verizon spun-off the companies that comprised its domestic print yellow pages directories and Internet advertising operations. In connection with the spin-off, Verizon transferred to Idearc Inc. all of its ownership interest in Idearc Information Services LLC (formerly Verizon Information Services Inc.). Following the transaction, our assets, liabilities, businesses and employees consisted of those that were primarily related to Verizon’s domestic print yellow pages directories and Internet operations. The transaction was completed through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon’s stockholders.

Consolidation

The consolidated financial statements include the financial statements of Idearc Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

We prepare our financial statements using accounting principles generally accepted in the United States (“U.S. GAAP”), which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Examples of significant estimates include the allowance for doubtful accounts, the recoverability of property, plant and equipment, allocation of purchase price on assets acquired, for goodwill, intangible assets and other long-lived assets, valuation allowances on deferred tax assets, and pension and post-employment benefit assumptions.

Revenue Recognition

We earn revenue primarily from print directory and Internet advertising. The sale of advertising in printed directories is the primary source of revenue. The Company recognizes revenue ratably over the life of each directory using the amortization method of accounting, with revenue recognition commencing in the month of publication.

Our Internet revenue is earned from two sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our websites, website development and hosting for our advertisers. Revenue from fixed-fee advertisers is recognized monthly over the life of the advertising service. Performance-based advertising revenue is earned when consumers connect with our advertisers by a “click” on their Internet advertising or a phone call to their business. Revenue from performance-based advertising is recognized when there is evidence that qualifying transactions have occurred.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Expense Recognition

Costs directly attributable to producing directories are amortized over the average life of a directory under the deferral and amortization method. Direct costs include paper, printing, initial distribution and sales commissions. Paper costs are stated on an average cost basis. All other costs are recognized as incurred.

During our second quarter ended June 30, 2007, we changed our accounting method of recognizing sales commissions. Sales commissions were previously expensed as incurred. We now defer sales commissions as part of deferred directory costs and recognize these costs over the life of the directory or advertising service, consistent with our revenue recognition policies on such products and services. We believe this method is preferable because it provides a better matching of sales commissions with the related revenues and is the policy followed by other companies in the industry. Additionally, this method is consistent with our accounting policy for other direct and incremental costs, which include paper, printing and initial distribution costs. We recorded the change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires that all elective accounting changes be made on a retrospective basis. As such, all financial statements and related notes included in this report have been adjusted to apply the impact of this accounting change retrospectively to all prior periods. For additional information related to the change in accounting principle, see Note 3.

Barter Transactions

We enter into certain transactions where a third party provides directory placement arrangements, sponsorships or other media advertising in exchange for placing their advertising in our print directories or Internet websites. Due to the subjective nature of barter transactions, we do not recognize revenue and expense from these transactions. If recognized, revenue associated with barter transactions would be less than 2% of total revenue.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds. Cash equivalents are stated at cost, which approximates market value. At December 31, 2007, we held $48 million in cash and cash equivalents.

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

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term investments, trade receivables, short-term and long-term debt and derivative instruments. Our policy is to deposit our temporary cash investments with major financial institutions. Credit risk is held to a minimum level through risk management practices.

Approximately 83.9% of our 2007 directory print products revenue is derived from the sale of advertising to local small-and medium-sized businesses that advertise in a limited geographical area. These advertisers are usually billed in monthly installments and make monthly payments, requiring us to extend credit terms to our customers. This practice is widely accepted within the industry. While most new advertisers and those wanting to

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

expand their current programs are subject to a credit review, the default rates of small- and medium-sized companies are generally higher than those of larger companies. We do not believe that this practice will have a material adverse impact on our future results. However, we can give no assurances.

The remaining 16.1% of our 2007 directory print products revenue is derived from the sale of advertising to larger businesses that advertise regionally or nationally. We contract with certified marketing representatives (“CMRs”) who purchase advertising on behalf of these businesses. We receive payment directly from the CMR, net of the CMR’s commission. The CMR is responsible for billing and collecting from the advertisers. While we still have exposure to credit risks, historically, the losses from this customer set have been less than from local advertisers.

Deferred Directory Costs

We include in deferred directory costs unamortized costs directly attributable to producing directories (paper, printing, initial distribution and sales commissions).

Property, Plant, Equipment and Depreciation

We record property, plant and equipment at cost. Property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, which are presented in the following table.

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

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” impairment testing for goodwill is performed at least annually unless indicators of impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the entity level (the reporting unit). Step one compares the fair value of the reporting unit (calculated using the enterprise value — market capitalization approach) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. After applying our annual impairment test in the fourth quarter of 2007, we determined our goodwill was not impaired.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Intangible Assets

Intangible assets consist primarily of indefinite-lived intangibles and internal-use software. For more information related to the carrying amount of goodwill and intangible assets, see Note 7.

Intangible Assets with Indefinite Lives.  Similar to goodwill, intangible assets with indefinite lives are subject to impairment testing as stated in SFAS No. 142 “Goodwill and Other Intangible Assets.” The identification and measurement of intangible assets with indefinite lives involves the estimation of the fair value which is based on expected future cash flows, discounts rate, growth rates, estimated costs and other factors specifically related to those intangible assets. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized and the carrying amount is adjusted. After applying our annual impairment test in the fourth quarter of 2007, we determined our intangible assets with indefinite lives were not impaired.

Internal-use Software.  We capitalize internal-use software if it has a useful life in excess of one year, in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Internal use software is amortized over a three to seven year period. Software maintenance and training costs are expensed in the period in which they are incurred.

Capitalized internal-use software costs are amortized using the straight-line method over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed, which determines the fair value of the asset and records an impairment, if any. Each reporting period, the useful life of the internal-use software is reevaluated to assess whether events and circumstances warrant a revision in their remaining useful lives. Our internal-use software was not impaired in 2007.

Debt Issuance Costs

Certain costs associated with the issuance of debt instruments are capitalized and included in non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the related debt agreements on a straight-line basis. Amortization of deferred financing costs included in interest expense was $11 million in 2007.

Stock-Based Compensation

The Company grants awards under a stock-based compensation plan. The plan permits the granting of cash and equity-based incentive compensation awards, including restricted stock, restricted stock units, performance shares, performance units, stock options, and other awards, such as stock appreciation rights and cash incentive awards, to employees and non-management directors. For additional information, see Note 13.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Base Payment” (“SFAS 123(R)”) utilizing the modified prospective method. SFAS 123(R) requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. Effective January 1, 2003, we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”) for all new awards granted, modified or settled.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

We recognize stock compensation expense related to incentive compensation awards on a straight-line basis over the minimum service period required for vesting of the award. For awards to employees who are retirement eligible or nearing retirement eligibility, we recognize compensation costs on a straight-line basis over the service period required to be performed by the employee in order to earn the award. Prior to the spin-off, we participated in Verizon’s employee stock-based plans. The liabilities associated with these plans were transferred to Verizon prior to the spin-off.

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”). Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. Effective January 1, 2007, we adopted the provisions of FIN 48. See Note 14 for additional information.

As part of our estimation process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. Our judgment regarding future taxable income may change due to future market conditions, changes in laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

We were included in Verizon’s consolidated federal and state income tax returns prior to the spin-off and will file stand-alone returns for subsequent periods. However, the provision for income taxes in our consolidated financial statements has been determined as if we had filed our own income tax returns separate and apart from Verizon.

Pension and Other Post-Employment Benefits

Idearc provides pension and other post-employment benefits to most of its employees. For financial reporting purposes, Idearc develops long-term assumptions to determine its employee benefit obligations, the most significant of which are the discount rate, the expected rate of return on plan assets, and the health care cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers Accounting for Defined Benefit and Other Post Retirement Plans” (“SFAS 158”). See Note 11 for additional information.

Prior to the spin-off from Verizon, we participated in certain Verizon benefit plans. Under those plans, pension, post-employment health care and life insurance benefits earned during the year, as well as interest on projected benefit obligations, were accrued currently. Prior service costs and credits resulting from changes in plan benefits were amortized over the average remaining service period of the employees expected to receive benefits.

Advertising Costs

Advertising costs, which are included in “Selling” expenses in the consolidated statements of income, are expensed as incurred. Advertising costs for 2007, 2006 and 2005 were $38 million, $39 million and $38 million, respectively.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Earnings Per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The effect of potentially dilutive common shares for 2007 was not material.

Basic and diluted earnings per share amounts for periods prior to November 17, 2006, were calculated using the number of shares of Idearc common stock outstanding on November 17, 2006, the date on which Idearc common stock was distributed to Verizon stockholders.

The following table illustrates the calculation of basic and diluted earnings per share for 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(In millions, except
	per share amounts)

Income available to common stockholders	$429	$787	$1,023
Weighted-average common shares outstanding	146	146	146

Basic and diluted earnings per share	$2.94	$5.40	$7.01

Derivative Financial Instruments

All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair value of interest rate swaps is derived from observable market data. The Company assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedged transactions have been highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in other comprehensive income (loss), a component of stockholders’ equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period net income.

Fair Values of Financial Instruments

The fair values of our cash and cash equivalents, trade receivables, short-term investments and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of our debt instruments are determined based on debt with similar maturities and credit quality discounted at current quoted market rates. The changes in fair value of the derivative instruments were recorded in accumulated other comprehensive loss. The derivative financial instruments are currently recorded in other noncurrent liabilities in the amount of $220 million ($143 million net of tax).

	At December 31
	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Total debt	$9,068	$8,526	$9,115	$9,115
Derivative liabilities	220	220	—	—

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We have evaluated the impact of SFAS 157 and anticipate it will not have a material impact on our financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations, and cash flow.

Note 2	Spin-Off from Verizon

On November 17, 2006, Verizon spun-off the companies that comprised its domestic print and Internet yellow pages directories publishing operations. In connection with the spin-off, Verizon transferred to Idearc Inc. all of its ownership interest in Idearc Information Services LLC (formerly Verizon Information Services Inc.). Following the transaction, our assets, liabilities, businesses and employees consisted of those that were primarily related to Verizon’s domestic print and Internet advertising operations. The transaction was completed through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon’s stockholders.

In connection with the spin-off from Verizon in November, 2006, there were several transactions recorded between Verizon and us. The transactions related to pre-spin-off activities and the actual spin-off transaction. There were also certain spin-off transactions that impacted the income statement.

Pre-Spin-Off Activities

Prior to the spin-off, several transactions were recorded which increased parent’s equity by $245 million. The most significant transaction totaled $188 million and pertained to recognizing the pension plan and other post-employment benefits (“OPEB”) for the Company on a stand-alone basis in accordance with the application of pension and OPEB accounting standards (SFAS No. 87, No. 88 and No. 106). See Note 11 for further information. The remaining net adjustments of $57 million pertained to the transfer of several assets and liabilities between the Company and Verizon based on the terms and conditions of the spin-off transaction.

Spin-Off Transaction

As a result of the spin-off transaction, parent’s equity was reduced to zero through a reduction of $707 million and a series of transactions were recorded to additional paid-in capital (deficit) totaling $8,786 million. On the date of the spin-off, we received the cash settlement of our intercompany notes receivable balance due from Verizon of $588 million. Also, we received cash proceeds from the issuance of long-term debt of $1,953 million ($1,965 million before debt issuance costs) and recorded $7,150 million of long-term debt ($7,063 million after debt issuance costs) associated with

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

an exchange of debt with Verizon. The exchange of debt with Verizon of $7,150 million was recognized on our balance sheet as long-term debt, with an offsetting deferred debt issuance asset of $87 million. The net impact of $7,063 million was recorded to additional paid-in capital (deficit) resulting in a deficit equity position. No cash proceeds were received by us. Upon receipt of proceeds of $2,541 million from the settlement of the note receivable and issuance of long-term debt, we paid a final cash distribution to Verizon of $2,429 million. Additionally, approximately 146 million shares of our common stock were issued to Verizon stockholders as a dividend in the ratio of one share of our common stock for every 20 shares of Verizon common stock outstanding.

Income Statement Impact

In 2006, we recorded a pre-tax charge of $39 million in general and administrative expense associated with Verizon stock-based compensation awards, which vested as a result of the spin-off. This liability was then transferred to Verizon through a reduction in parent’s equity as discussed above. Additionally, we incurred pre-tax transition costs of $68 million and $30 million in 2007 and 2006, respectively, associated with becoming an independent, public entity.

We have incurred interest expense as a result of incurring $9,115 million of long-term debt. For 2007, interest expense, net of interest income, was $676 million. Our results for 2006 included interest expense, net of interest income, of $60 million (including interest expense recorded from November 17, 2006, through December 31, 2006, of $86 million associated our with long-term debt issuance).

Note 3	Change in Accounting Principle for Recognition of Sales Commissions

During our second quarter ended June 30, 2007, we changed our accounting method of recognizing sales commissions. Sales commissions were previously expensed as incurred. We are now deferring sales commissions and recognizing these costs over the life of the directory or advertising service, consistent with our revenue recognition policies on such products and services. We believe this method is preferable because it provides a better matching of sales commissions with the related revenues and is the policy followed by other companies in our industry. Additionally, this method is consistent with our accounting policy for other direct and incremental costs which include paper, printing and initial distribution costs.

We recorded the change in accounting principle in accordance with the Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires that all elective accounting changes be made on a retrospective basis. As such, all prior periods in the financial statements and related notes thereto have been adjusted to apply the impact of this accounting change.

The effect of the accounting change on the consolidated balance sheet as of December 31, 2006 resulted in the deferral of sales commissions included in deferred directory costs of $147 million with a related deferred tax liability of $55 million. The cumulative effect of the change in accounting principle increased the balance of retained earnings as of December 31, 2004 by $79 million. The change in accounting principle did not have an impact on our cash flows from operations.

The impact of the accounting change on 2006 and 2005 is shown below.

	Years Ended December 31,
	2006	2005
	(In millions)

Selling expense	$(24)	$4
Provision for income taxes	9	(2)

Net Income	$15	$(2)

Basic and diluted earnings per share	$.10	$(.01)

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Note 4	Acquisitions

On October 31, 2007, we completed the acquisition of Switchboard.com for $227 million in cash, including transaction costs. The purchase price of $227 million included the Switchboard.com domain name asset of $217 million. This asset is considered an intangible asset with an indefinite useful life and thus will not be amortized. The agreement also included a 60 month non-compete agreement with InfoSpace and an agreement for Idearc to use the InfoSpace site for 36 months. These two intangibles will be amortized over their useful lives. The acquisition will significantly increase the scale of Idearc’s Internet local search platform and benefit Idearc advertisers who may be seen by more consumers.

On July 20, 2006, we purchased Inceptor Inc. (“Inceptor”), a provider of Internet search engine marketing technology, for $16 million and assumed liabilities of $4 million. Inceptor was a privately held company with 45 employees. This transaction helped us further maximize Internet traffic to advertisers who want qualified sales leads. The transaction complements existing search engine marketing products that both companies provided.

Note 5	Additional Financial Information

The tables that follow provide additional financial information related to our consolidated financial statements.

Balance Sheet

Accounts Receivable and Allowance for Doubtful Accounts

	At December 31,
	2007	2006
	(In millions)

Accounts receivable
Amounts billed by Idearc	$498	$318
Amounts billed by Verizon on behalf of Idearc	—	76
Other	2	7

	500	401
Less allowance for doubtful accounts	77	76

	$423	$325

	Balance at	Additions
	Beginning of	Charged to		Balance at
	Period	Expense(1)	Deductions(2)	End of Period
	(In millions)

Allowance for doubtful accounts:
2007	$76	188	(187)	$77
2006	$80	185	(189)	$76
2005	$135	218	(273)	$80

(1)	Includes sales allowance (recorded as contra revenue) and bad debt expense.

(2)	Amounts written off as sales adjustments and uncollectibles, net of recoveries.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Accounts Payable and Accrued Liabilities

	At December 31,
	2007	2006
	(In millions)

Accounts payable and accrued liabilities
Accounts payable	$38	$38
Accrued expenses	73	86
Accrued vacation pay	24	24
Accrued salaries and wages	80	75
Accrued taxes	26	143
Accrued interest	31	46

	$272	$412

Cash Flow

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Cash paid (received)
Income taxes, net of amounts refunded	$248	$433	$480
Interest, net	676	10	(15)

Comprehensive Income

The following table displays the computation of total comprehensive income.

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Net income	$429	$787	$1,023
Other comprehensive income, net of tax:
Adjustments for pension and post-employment benefits	25	—	—
Unrealized loss on cash flow hedges	(143)	—	—

Other comprehensive (loss)	(118)	—	—

Total comprehensive income	$311	$787	$1,023

As of December 31, 2007, the balance in accumulated other comprehensive loss includes an unrealized loss of $143 million (net of tax of $77 million) related to unrealized losses on cash flow hedges and an unrealized loss of $43 million (net of tax of $30 million) associated with adjustments for pension and post-employment benefits.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Note 6	Property, Plant and Equipment

The following table displays the details of property, plant and equipment, which are stated at cost.

	At December 31,
	2007	2006
	(In millions)

Land, land improvements and buildings	$53	$71
Leasehold improvements	62	61
Computer, data processing, and other equipment	283	269
Furniture and fixtures	59	57
Other	14	16

	471	474
Less accumulated depreciation	356	331

Total	$115	$143

Depreciation expense for 2007, 2006 and 2005, was $41 million, $42 million and $45 million, respectively.

Note 7	Goodwill and Intangible Assets

Goodwill

Changes to the carrying amounts of goodwill are as follows:

	At December 31,
	2007	2006
	(In millions)

Beginning balance	$73	$70
Acquisitions	—	20
Goodwill reclassifications and other	—	(17)

Ending Balance	$73	$73

Intangible Assets

The following table displays the details of intangible assets.

	At December 31,
	2007	2006
	(In millions)

Internal use software:
Gross carrying amount	$294	$272
Less accumulated amortization	213	169

Total internal use software	81	103
Other intangible assets:
Switchboard.com domain name	217	—
Other intangibles	5	—

Subtotal other intangible assets	222	—

Total intangible assets, net	$303	$103

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Internal use software is amortized over a three to seven-year period. Amortization expense was $45 million, $47 million, and $46 million for 2007, 2006 and 2005, respectively. This expense is estimated to be $38 million in 2008, $26 million in 2009, $11 million in 2010, $2 million in 2011 and $1 million in 2012 for the software capitalized at December 31, 2007.

On October 31, 2007, we completed the acquisition of Switchboard.com for $227 million in cash, including transaction costs. The purchase price of $227 million included the Switchboard.com domain name asset of $217 million. This asset is considered an intangible asset with an indefinite useful life and thus will not be amortized. The agreement also included a 60 month non-compete agreement with InfoSpace and an agreement for Idearc to use the InfoSpace site for 36 months. These two intangibles will be amortized over their contractual lives. In 2007, we recorded $2 million of amortization expense associated with other intangible assets.

Note 8	Long-Term Debt

Outstanding long-term debt obligations are as follows:

			At December 31,
	Interest Rates	Maturities	2007	2006
			(In millions)

Senior secured credit facilities:
Revolving credit facility	LIBOR + 1.50%	2011	$—	$—
Tranche A facility	LIBOR + 1.50%	2009-2013	1,515	1,515
Tranche B facility	LIBOR + 2.00%	2006-2014	4,703	4,750

Total senior secured credit facilities			6,218	6,265
Senior unsecured notes	8.0%	2016	2,850	2,850

Total long-term debt, including current maturities			9,068	9,115
Less current maturities of long-term debt			(48)	(48)

Long-term debt			$9,020	$9,067

Senior Secured Credit Facilities

Total long-term debt outstanding under the senior secured credit facilities at December 31, 2007 was $6,218 million. The outstanding balance reflects $47 million in principal payments in 2007. On November 17, 2006, the Company entered into senior secured credit facilities (the “Credit Facilities”) totaling $6,265 million, which consisted of: (a) Tranche A term loan facility of approximately $1,515 million (the “Tranche A Facility”), (b) Tranche B term loan facility of $4,750 million (the “Tranche B Facility”), and (c) a $250 million revolving credit facility (“Revolving Credit Facility”). The Revolving Credit Facility matures and is due on November 17, 2011. Approximately $248 million ($250 million less $2 million in letters of credit outstanding) was available for borrowing at December 31, 2007. We pay a commitment fee of 0.375% for the unused portion of the revolving credit facility, calculated based on the daily unused amount and payable on a quarterly basis. The Credit Facilities are guaranteed by substantially all of the Company’s subsidiaries and are secured by substantially all present and future assets of the Company and its subsidiaries.

Payments of principal and interest under the Tranche A Facility are due quarterly with principal payments beginning in 2009, and a final payment due at maturity on November 13, 2013. Principal payments under the Tranche A Facility amortize as a percentage of the total term loan in an amount per quarter equal to the following: 2009 - 1.25%; 2010 - 2.50%; 2011 - 3.75%; 2012 - 5.00%; 2013 (first three quarters) - 12.50%; Maturity - 12.50%. The Tranche B Facility is payable in equal quarterly installments beginning in 2007 in an amount

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

equal to 0.25% per quarter, with the balance due on the maturity date of November 17, 2014. At December 31, 2007, the interest rates on the Tranche A Facility and the Tranche B Facility were 6.33% and 6.83%, respectively.

As of December 31, 2007, Idearc had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million. These swap agreements consist of three separate swap transactions with notional amounts of $1,710 million maturing on March 31, 2009, $2,700 million maturing on June 29, 2012 and $1,100 million maturing on September 30, 2010. In addition to these swap agreements, Idearc entered into two forward swap transactions effective March 31, 2009 with notional amounts of $800 million maturing on March 31, 2012 and $900 million with annual notional reductions of $200 million maturing on March 31, 2012. Under the swap agreements, we pay fixed rate interest at rates ranging from 4.86% to 5.15% and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swaps comply with our debt covenant that requires that at least 50% of our debt be subject to fixed rates until March 2009. We do not enter into financial instruments for trading or speculative purposes.

All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair value of interest rate swaps is derived from observable market data. The Company assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedged transactions have been highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in other comprehensive income (loss), a component of stockholders’ equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period net income.

The interest rate swap agreements described above, designated as cash flow hedges, were assessed to be highly effective on a retrospective and prospective basis. Accordingly, the changes in fair value of the derivative instruments were recorded in accumulated other comprehensive loss. The derivative financial instruments are currently recorded in other noncurrent liabilities in the amount of $220 million ($143 million net of tax).

Senior Unsecured Notes

The outstanding senior unsecured notes of $2,850 million (“Senior Unsecured Notes”) were originally issued under an indenture dated November 17, 2006. During the second quarter of 2007, Idearc Inc. completed an offer to exchange the outstanding Senior Unsecured Notes, which were originally issued in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), for an equal principal amount of a new issue of Senior Unsecured Notes registered under the Securities Act. The Senior Unsecured Notes mature on November 17, 2016. Interest is payable semiannually (at 8% per year) in cash to holders of record of Senior Unsecured Notes.

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

Debt Covenants and Maturities

The Credit Facilities and Senior Unsecured Notes require the Company to comply with customary affirmative and negative covenants and include customary events of default. Included in these covenants is a quarterly leverage ratio (total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined) covenant

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

calculation. Our financing arrangements contain restrictions on our ability to pay dividends on shares of our common stock based on meeting certain performance measures and complying with other conditions. At December 31, 2007, we are in compliance with all of our debt covenants.

We made scheduled principal payments of $47 million in the 2007. Scheduled principal payments of long-term debt outstanding at December 31, 2007, are $48 million in 2008, $123 million in 2009, $199 million in 2010, $275 million in 2011 and $8,423 million thereafter.

Note 9	Leasing Arrangements

We lease certain facilities and equipment for use in our operations under operating leases. Total net rent expense under operating leases amounted to $31 million in 2007, $32 million in 2006 and $32 million in 2005.

The aggregate minimum net rental commitments under non-cancelable leases at December 31, 2007, are shown for the periods below:

Operating
Leases
(In millions)

Years:
2007	$31
2008	25
2009	18
2010	11
2011	9
Thereafter	6

Total minimum rental commitments	$100

Note 10	Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 225 million shares of $.01 par value common stock. Holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2007, 146,795,971 shares of common stock were issued and outstanding.

In conjunction with the spin-off on November 17, 2006, 145,851,862 shares of common stock were issued to the stockholders of Verizon as a dividend in the ratio of one share of the Company’s common stock for every 20 shares of Verizon common stock outstanding.

The change in shares of common stock issued and outstanding in 2007 is attributable to equity awards granted to certain employees. See Note 13 for additional information on equity awards.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Additional Paid-in Capital (Deficit)

The Company has a deficit in additional paid-in capital of $8,776 million due to the following transactions primarily related to the spin-off from Verizon.

(In millions)

Additional paid-in capital (deficit) at December 31, 2005	—
Final distribution to former parent	$(1,722)
Issuance of common stock	(1)
Issuance of debt securities	(7,063)

Additional paid-in capital (deficit) at December 31, 2006	(8,786)

Issuance of restricted stock awards	10

Additional paid-in capital (deficit) at December 31, 2007	$(8,776)

The change to additional paid-in capital in 2007 was the result of equity awards granted to certain employees. See Note 13 for additional information on equity awards.

The 2006 transactions identified above impacted additional paid-in capital in connection with our spin-off from Verizon. See Note 2 for additional information. The total final distribution to our former parent in 2006 was $2,429 million, of which $1,722 million was recorded to additional paid-in capital (deficit) and $707 million was recorded as a reduction of parent’s equity. The exchange of debt with Verizon in 2006 of $7,150 million was recognized on our balance sheet as long-term debt, with an offsetting deferred debt issuance asset of $87 million. The net impact of $7,063 million was recorded to additional paid-in capital (deficit) resulting in a deficit equity position. No cash proceeds were received by Idearc.

Note 11	Pension and Other Post-Employment Benefit Costs

Current Plans

We provide pension and post-employment benefits to most of our employees. The Company’s pension plans are noncontributory defined benefit pension plans. The post-employment health care and life insurance plans (“OPEB”) for our retirees and their dependents are both contributory and noncontributory and include a limit on the Company’s share of cost for recent and future retirees. We use a measurement date of December 31 for our pension and post-employment health care and life insurance plans.

We have separate pension and OPEB plans for management employees and non-management employees who are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Idearc may also periodically amend the benefits in the management plans.

Prior to November 17, 2006 we participated in Verizon’s pension and post-employment benefit plans. In December 2005, Verizon announced that participants in its management pension plan would no longer earn pension benefits or earn service towards the Company retiree medical subsidy after June 30, 2006. In addition, new management employees hired after December 31, 2005 are not eligible for pension benefits and managers with less than 13.5 years of service as of June 30, 2006 are not eligible for Company subsidized retiree healthcare or retiree life insurance benefits.

In December 2007, Idearc announced that some participants in its non-management employee pension plans no longer earn pension benefits or earn service towards the Company retiree medical subsidy effective December 31, 2007. While it is the Company’s intent to no longer allow employees to earn pension benefits or earn service towards the Company retiree medical subsidy, the status of the plan changes is uncertain until the negotiations are resolved. Accordingly, changes have not been reflected in estimating the benefit obligations for these plans. Additionally, our contracts with non-management employees contain limits on the amount Idearc will subsidize

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

retiree health care and life insurance expenses beginning in 2009. In 2007, we have included the valuation of these contractual limits in estimating our benefit obligation, resulting in a $16 million reduction to OPEB expenses and a reduction in our OPEB liability of approximately $84 million.

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

Spin-off Transaction

Prior to the spin-off from Verizon, we participated in Verizon’s pension and OPEB plans. Pension and OPEB expense and benefit payments were allocated to the Company based on Verizon’s allocation methodology. At December 31, 2005, we had a pension liability and OPEB liability of $232 million and $180 million, respectively. Effective with the spin-off, Idearc created its own employee pension and OPEB plans that were substantially similar to the Verizon plans. Pension plan assets were transferred from Verizon based on the requirements of Section 414(1) of the Internal Revenue Code for all Idearc individuals whose accrued benefits were transferred to an Idearc pension plan. This calculation resulted in the pension being transferred to the Company in an over-funded position. An initial pension asset transfer equal to 90% of the estimated asset transfer was completed after the spin-off and prior to December 31, 2006. The final transfer amount, an estimate which is included in plan assets at December 31, 2007, and December 31, 2006, will be based on the actuarial calculations that will be completed as soon as practical.

The Company and Verizon calculated the Company’s pension and OPEB funded status on a stand-alone basis to reflect the terms of the spin-off transaction in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”), and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”). As a result of the calculation, the pension liability of $214 million prior to the spin-off was adjusted to an asset of $142 million and the OPEB liability of $198 million prior to the spin-off was increased to $244 million. The net change of $310 million was reflected as an increase to parent’s equity of $188 million on an after-tax basis.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Benefit Costs

The components of benefit costs are as follows:

	Pension			Health Care and Life
	Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2007	2006	2005
	(In millions)

Net periodic benefit cost (income)	$(16)	$13	$19	$21	$34	$29
Income deferral plan charge	—	7	—	—	—	—
Settlement loss (gain)	(9)	—	—	—	—	—
Curtailment loss (gain)	—	(4)	11	—	—	(11)

Net periodic benefit cost (income)	$(25)	$16	$30	$21	$34	$18

We recorded pension settlement gains of $9 million in 2007 related to employees that received lump-sum distributions. These gains were recorded in accordance with SFAS 88, which requires that settlement gains be recorded once prescribed payment thresholds have been reached.

In 2006, as a result of the spin-off from Verizon, we recorded a charge of $7 million pre-tax ($4 million after-tax) associated with an income deferral plan. This liability was subsequently transferred to Verizon.

As a result of the changes made to the management pension plans as previously described, in 2005, we recorded a loss of $11 million for pension curtailments and a gain of $11 million in 2005 for retiree medical curtailments, which were recorded in accordance with SFAS 88 and SFAS 106.

The following tables summarize benefit costs, as well as the benefit obligations, plan assets, funded status and rate assumptions associated with pension and post-employment health care and life insurance benefit plans for 2007. The structure of Verizon’s benefit plans does not provide for the separate determination of certain disclosures for the Company for the periods prior to the spin-off on November 17, 2006. Accordingly, this information is not included for 2006 and 2005.

		Health Care
	Pension	and Life
	(In millions, except %)

Change in benefit obligation:
At January 1, 2007	$594	$392
Service cost	7	3
Interest cost	35	18
Actuarial loss, net	25	2
Benefits paid	(106)	(28)
Plan Amendments	—	(84)

Benefit obligations at December 31, 2007	$555	$303
Change in plan assets:
At January 1, 2007	$761	$—
Actual return on plan assets	61	—
Company contributions	2	—
Benefits paid	(106)	—

Plan assets at December 31, 2007	$718	$—

Funded status at December 31, 2007 (plan assets less benefit obligations)	$163	$(303)

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

		Health Care
	Pension	and Life
	(In millions, except %)

Amounts recognized in consolidated balance sheets:
Noncurrent assets	$171	$—
Current liabilities	—	(22)
Noncurrent liabilities	(8)	(281)

Net asset (liability) at end of year	$163	$(303)

Amounts recognized in accumulated other comprehensive loss at December 31, 2007 (pre-tax):
Actuarial (gain) loss, net	$(9)	$105
Prior service cost	16	(39)

	$7	$66

Weighted-average assumptions to determine benefit obligations, at December 31, 2007:
Discount rate	6.25%	6.10%
Rate of compensation increase	4.00%	4.00%
Initial trend rate	—	10.00%
Ultimate trend rate	—	5.00%
Year attained	—	2011

Components of net periodic benefit cost for 2007:
Service cost	$7	$3
Interest cost	35	18
Expected return on assets	(59)	—
Actuarial loss, net	1	5
Prior service cost	—	(5)
Settlement (gain), net	(9)	—

Net periodic benefit cost (income)	$(25)	$21

Estimated amounts to be amortized from accumulated other comprehensive loss during 2008:
Actuarial loss	$—	$5
Prior service cost	1	(5)

Total amount to be amortized	$1	$—

Weighted-average assumptions used for determining benefit cost for 2007:
Discount rate	6.00%	6.00%
Expected return on plan assets	8.00%	N/A
Rate of compensation increase	4.00%	4.00%
Initial trend rate	—	10.00%
Ultimate trend rate	—	5.00%
Year attained	—	2011

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

		Health Care
	Pension	and Life
	(In millions, except %)

Expected benefit payments (including Medicare Part D Subsidy):
2008	$28	$23
2009	29	24
2010	29	25
2011	42	25
2012	43	25
2013 to 2017	217	126

The accumulated benefit obligation for all defined benefit pension plans was $539 million as of December 31, 2007.

The discount rate estimate for the current year is based on a rate selected from a range of proprietary yield curves developed by independent third parties. These yield curves are based on high quality corporate bonds.

The expected rate of return for the pension plan assets represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on plan assets is developed from the expected future return on each asset class, weighted by the expected allocation of pension assets to that asset class. Idearc considers historical performance for the types of assets in which the plan invests, independent market forecasts, and economic and capital market considerations.

The healthcare cost trend rate for 2007 was 10%, declining to 5% by 2011 for both pre- and post-age 65 employees and retirees.

Pension Plan Assets

The asset allocations for the pension plans by asset category at December 31, 2007, are as follows:

Asset Category	Percentage

Equity securities	50%
Debt securities	50%

Total	100%

In order to project the long-term target investment return for the total portfolio, estimates are prepared for the total return of each major asset class over the subsequent 10-year period, or longer. Those estimates are based on a combination of factors including current market interest rates and valuation levels, consensus earnings expectations and historical long-term risk premiums. To determine the aggregate return for the pension trust, the projected return of each individual asset class is then weighted according to the allocation to that investment area.

Health Care Trend Impact — One Percentage Point:

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	Increase	Decrease
	(In millions)

Effect on total service and interest cost for 2007	$2	$(2)
Effect on December 31, 2007, post-employment benefit	20	(16)

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Note 12	Employee Benefits

Savings Plans

We sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of our employees are eligible to participate in these plans. Idearc has three defined contribution plans for the benefit of current and former Idearc employees. Under these plans, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. We recognize savings plan expenses based on our matching obligation attributable to our participating employees. We recorded total savings plan expenses of $28 million, $23 million, and $17 million in years 2007, 2006, and 2005, respectively.

Severance Benefits

We maintain ongoing severance plans for both management and non-management employees, which provide benefits to employees that are terminated. The costs for these plans are accounted for under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” We accrue for severance benefits based on the terms of our severance plans over the estimated service periods of the employees. The accruals are also based on the history of actual severances and expectations for future severances.

The following table provides an analysis of our severance liability:

	Beginning of	Charged to
Year	Year	Expense	Payments	Other	End of Year
	(In millions)

2007	$8	10	(10)	—	$8
2006	$16	4	(12)	—	$8
2005	$18	4	(5)	(1)	$16

Note 13	Stock-Based Compensation

Effective November 16, 2006, the Company adopted the Idearc Inc. Long-Term Incentive Plan (the “Plan”). The Plan permits the granting of cash and equity-based incentive compensation awards, including restricted stock, restricted stock units, performance shares, performance units, stock options, and other awards, such as stock appreciation rights and cash incentive awards, to employees and non-management directors. The maximum number of shares of Idearc common stock authorized for issuance under the Plan is 2.5 million.

During 2007, the Company granted awards under the Plan to employees and non-management directors. These awards are discussed below.

Restricted Stock

The Plan provides for grants of restricted stock. These awards are classified as equity awards based on the criteria established by SFAS 123(R). The fair value of the restricted stock awards is determined based on the price of Idearc common stock on the date of grant.

On January 9, 2007, certain employees were granted an award of restricted stock that will vest in three equal annual installments over a three-year period beginning on the grant date. No dividends are payable on unvested shares of restricted stock. However, dividend equivalents, equal to the amount of the dividend that would have been paid on the unvested shares as if they were vested, are granted in the form of restricted stock units (“RSUs”). Each dividend equivalent RSU will be settled with one share of Idearc common stock and is subject to the same vesting, forfeiture and other terms and conditions applicable to the corresponding unvested shares of restricted stock.

On February 13, 2007, our non-management directors were granted two awards of restricted stock: a one-year award that vested on the first anniversary of the grant date, and a three-year award that will vest on the third

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

anniversary of the grant date. No dividends are payable on unvested shares of restricted stock. However, dividend equivalents, equal to the amount of the dividend that would have been paid on the unvested shares as if they were vested, are credited to each non-management director and will be settled in cash. The dividend equivalents are subject to the same vesting, forfeiture and other terms and conditions applicable to the corresponding unvested share of restricted stock.

A portion of the cost related to these restricted stock equity awards is included in the Company’s compensation expense for 2007. Changes in the Company’s restricted stock awards outstanding for 2007 were as follows:

		Weighted Average
	Number of Restricted	Grant-Date Fair
	Stock Awards	Value
	(In thousands)

Nonvested restricted stock at beginning of period	—	$—
Granted	1,029	29.59
Dividend equivalent units	47	n/a
Vested	(19)	29.32
Forfeitures	(81)	29.32

Nonvested restricted stock at end of period	976	$29.60

Restricted Stock Units

The Plan provides for grants of restricted stock units (“RSUs”) that can be settled in cash, shares of Idearc common stock or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by SFAS 123(R).

On January 9, 2007, certain employees were granted an award of RSUs that vested on the first anniversary of the grant date. The value of each RSU is equal to the value of one share of Idearc common stock. The RSUs were settled in cash based on the closing price of Idearc common stock on the vesting date. This award is classified as a liability award because it was settled in cash. The Company’s liability for this award was measured at its fair value at the end of each reporting period and, therefore, fluctuated based on the performance of Idearc common stock. No dividends are payable on RSUs. However, dividend equivalents, equal to the amount of the dividend that would have been paid on an equivalent number of shares of Idearc common stock, were granted in the form of additional RSUs. The dividend equivalent RSUs were subject to the same vesting, forfeiture and other terms and conditions applicable to the RSUs. A portion of the cost related to this RSU liability award was included in the Company’s compensation expense for 2007.

Changes in the Company’s RSU liability awards outstanding for 2007 were as follows:

		Weighted
		Average
	Restricted	Fair
	Stock Units	Value
	(In thousands)

Nonvested RSUs at beginning of period	—	$—
Granted	608	17.56
Dividend equivalents	29	17.56
Payments	(24)	31.22
Forfeitures	(88)	n/a

Nonvested RSUs at end of period	525	$17.56

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Performance Units

The Plan provides for grants of performance units that can be settled in cash, shares of Idearc common stock or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment”.

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

This award is classified as a liability award because it will be settled in cash upon vesting. All payments are subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance unit award liability is measured at its fair value at the end of each reporting period and will fluctuate based on the performance of Idearc common stock and Idearc’s TSR relative to the TSR of the market benchmark. A portion of the cost related to this performance unit liability is included in the Company’s stock-based compensation expense for 2007.

Changes in the Company’s performance units outstanding for 2007 were as follows:

		Weighted
		Average
	Performance	Fair
	Units	Value
	(In thousands)

Outstanding performance units at beginning of period	—	$—
Granted	574	17.56
Dividend equivalents	28	17.56
Payments	—	—
Forfeitures	(25)	17.56

Outstanding performance units at end of period	577	$17.56

The pre-tax compensation expense recognized for 2007 related to incentive compensation awards was $27 million. For 2006 and 2005, pre-tax compensation expense related to incentive compensation awards granted by Verizon was $56 million and $24 million, respectively.

As a result of the spin-off from Verizon, the awards under the Verizon plans vested for our eligible employees. The Company recorded a charge associated with these plans of $32 million ($20 million after-tax), which is included in the $56 million of compensation expense recorded in 2006. The after-tax liabilities associated with these plans were transferred to Verizon as part of the spin-off. The awards will be paid by Verizon based upon the original vesting schedule.

As of December 31, 2007, unrecognized compensation expense related to the unvested portion of the Company’s RSUs, restricted stock and performance units was approximately $21 million and is expected to be recognized over a weighted-average period of approximately two years.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Note 14	Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”). Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Current
Federal	$241	$449	$536
State and local	18	97	85

	259	546	621

Deferred
Federal	(15)	(37)	7
State and local	(6)	(9)	2

	(21)	(46)	9

Total provision for income taxes	$238	$500	$630

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Years Ended December 31,
	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
Permanent differences, net	(1.8)	(0.5)	(0.3)
State and local income tax, net of federal tax benefits	3.3	4.5	3.4
Tax benefits recognized for uncertain tax positions	(2.0)	—	—
Other, net	1.2	(0.1)	—

Effective income tax rate	35.7%	38.9%	38.1%

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred income tax assets/(liabilities) are as follows:

	At December 31,
	2007	2006
	(In millions)

Deferred income tax assets:
Employee benefits	$109	$123
Uncollectible accounts receivable	29	29
Contingent liabilities	13	46
Interest rate swap agreements	77	—
Unrecognized tax benefits	43	—

Gross deferred income tax assets	271	198

Deferred income tax liabilities:
Depreciation	40	46
Deferred directory costs	52	48
Debt issuance costs	27	33
Deferred commission costs	56	55

Gross deferred income tax liabilities	175	182

Net deferred income tax assets	$96	$16

Amounts included in consolidated balance sheets:
Current deferred tax (liabilities)	$(28)	$(5)
Non-current deferred tax assets	124	21

	$96	$16

No valuation allowance was recorded in 2007 and 2006, because we believe that based on all available evidence, it is more likely than not that the gross deferred tax assets will be realized. In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize potential liabilities for anticipated tax audit issues based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

Idearc Inc. and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2000.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,“ an interpretation of SFAS No. 109, “Accounting for Income Taxes“ (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, we recognized a $33 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase in the balance of retained earnings as of January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)

Unrecognized tax benefits at January 1, 2007	$108
Gross increases — tax positions in prior period	19
Gross decreases — tax positions in prior period	(12)
Gross increases — current period tax positions	2
Lapse of statute of limitations	(8)

Unrecognized tax benefits at December 31, 2007	$109

The total amount of unrecognized tax benefits (including interest accruals) at December 31, 2007 is $109 million. Included in the balance at December 31, 2007 are $96 million of tax positions that, if recognized, would affect the effective tax rate. Also, included in the balance at December 31, 2007 are $13 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the tax years 2007, 2006, and 2005, we recognized approximately $4 million, $6 million, and $3 million in interest, respectively. We had $17 million and $13 million of accrued interest at December 31, 2007, and 2006, respectively.

We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during 2008.

Prior to the spin-off, the Company was included in Verizon’s consolidated federal and state income tax returns. However, the provision for income taxes in our consolidated financial statements prior to the spin-off has been determined as if the Company filed its own consolidated income tax returns separate and apart from Verizon.

Idearc entered into a tax sharing agreement with Verizon in 2006, that governs Verizon’s and Idearc’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax matters. The tax sharing agreement generally allocates responsibility for tax liabilities for periods prior to and subsequent to the spin-off. The agreement also provides that Idearc will be required to indemnify Verizon and its affiliates against all tax-related liabilities caused by the failure of the spin-off to qualify for tax-free treatment for federal income tax purposes to the extent these liabilities arise as a result of any action taken by Idearc or any of Idearc’s subsidiaries following the spin-off or otherwise result from any breach of any representation, covenant or obligation under the tax sharing agreement or any other agreement entered into by Idearc in connection with the spin-off.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Note 15	Segment Information

We are managed as a single business segment. Our multi-product business is primarily comprised of yellow pages print directory advertising, Internet advertising, and Superpages Mobile, our directory and information services on wireless telephones. These products are all offered by our sales force that is located in local markets across the United States.

Note 16	Transactions with Verizon

On November 17, 2006, we entered into a transition services agreement with Verizon, pursuant to which Verizon and its affiliates agreed to provide specified services to the Company on an interim basis. Among the principal services provided by Verizon were information technology application and support services, as well as data center services. The transition services agreement generally provided for services to be performed through 2007, followed by transition activities through February 17, 2008, unless a particular service was terminated sooner pursuant to the agreement. We were generally able to terminate a particular service on 30 days’ advance notice, subject to extension by Verizon of up to an additional 30 days. During 2007, we incurred $12 million of costs from Verizon associated with these transition services.

Financial Statement Transactions

Our consolidated financial statements include the following transactions with Verizon:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Dividends paid and returns of capital	$—	$652	$1,058
Net transactions with former parent related to spin	—	2,429	—
Operating expenses	30	105	100
Interest expense (income), net	—	(24)	(14)

For 2007, operating expenses include amounts paid to Verizon under the transition services agreement as well as other recurring costs such as facilities rent, communications services and the purchase of listings.

For 2006 and prior periods, we reimbursed Verizon for specific services it provided to, or arranged for, us based on tariffed rates, market prices or negotiated terms that approximated market rates. These services included items such as communications and data processing services, office space, professional fees and insurance coverage.

In addition, in 2006 and prior periods we reimbursed Verizon for our share of costs incurred by Verizon to provide services on a common basis to all of its subsidiaries. These costs included allocations for legal, security, treasury, tax and audit services. The allocations were based on actual costs incurred by Verizon and periodic studies that identified employees or groups of employees who were totally or partially dedicated to performing activities that benefited us. In addition, we reimbursed Verizon for general corporate costs that indirectly benefited us, including costs for activities such as investor relations, financial planning, marketing services and benefits administration. These allocations were based on actual costs incurred by Verizon, as well as on our size relative to other Verizon subsidiaries. We believe that these cost allocations were reasonable for the services provided. We also believe that these cost allocations were consistent with the nature and approximate amount of the costs that we would have incurred on a stand-alone basis.

In addition, we paid dividends and other distributions to Verizon based upon available cash balances and the spin-off transaction.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Note 17	Contingencies

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for specific liabilities in connection with regulatory and legal actions that the Company deems to be probable and estimable. No material amounts have been accrued in the financial statements with respect to any matters. In other instances, including the matter described below, the Company is not able to make a reasonable estimate of any liability because of the uncertainties related to the outcome and/or the amount or range of loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matter described below, will have a material effect on the financial condition or results of operations.

In October 2007, the Company received a proposed assessment of approximately $28 million from the State of New York related to sales and use tax on printing and mailing charges. The proposed assessment relates to the audit period March 1998 through May 2005. The Company currently intends to dispute the proposed assessment. The ultimate outcome of this matter is not determinable.

Note 18	Quarterly Financial Information (Unaudited)

	Operating	Operating	Net	Earnings per
Quarter Ended	Revenue	Income	Income	Share(1)
	(In millions, except per share amounts)

2007
March 31	$806	$332	$103	$.70
June 30	805	342	109	.75
September 30	791	358	117	.80
December 31	787	311	100	.68
2006
March 31	$813	$361	$225	$1.54
June 30	802	337	210	1.44
September 30	805	373	245	1.68
December 31(2)	801	276	107	.73

(1)	The number of shares of Idearc common stock issued in connection with the spin-off on November 17, 2006, was approximately 146 million. For basic and diluted earning per share calculations it was assumed that approximately 146 million shares were outstanding for all periods presented. No additional shares were issued through December 31, 2006. Restricted stock awards granted in 2007 caused an immaterial increase in the number of dilutive shares with no material impact to the calculation of diluted earnings per common share. Earnings per share is computed independently for each quarter and the sum of the quarters may not equal the annual amount.

(2)	The quarter ended December 31, 2006, includes a $39 million ($24 million after-tax) charge associated with Verizon stock-based compensation awards, $28 million ($25 million after-tax) of transition costs and $86 million ($53 million after-tax) of interest expense recorded since November 17, 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on its assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of internal control over financial reporting, as stated in their report which follows below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Idearc Inc.

We have audited Idearc Inc. ’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Idearc Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Idearc Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Idearc Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
February 25, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers is included in Part I of this report.

The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

The information required by Item 10 with respect to our code of conduct for executive and financial officers and directors is posted on our website at www.idearc.com in the Investor Relations tab under “Governance — Code of Conduct.” We will post information regarding any amendment to, or waiver from, our code of conduct on our website in the Investor Relations tab under “Corporate Governance.”

The information required by Item 10 with respect to director candidates recommended by stockholders is incorporated by reference to the information included under the caption “Corporate Governance — Director Nominations — Stockholder Recommendations” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption “The Board, Its Committees and Its Compensation — Audit Committee” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “The Board, Its Committees and Its Compensation — Director Compensation” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Management and Certain Beneficial Holders” and “Equity Compensation Plan Information” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information included under the captions “Corporate Governance — Director Independence” and “Review and Approval of Transactions with Related Persons” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is incorporated by reference to the information included under the caption “Independent Public Accountants” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts is included in the Notes to Consolidated Financial Statements. The remaining schedules are not applicable and, therefore, have been omitted.

Exhibits:

2.1	Asset Purchase Agreement, dated September 15, 2007, between the Registrant and Infospace, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed September 18, 2007)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, Amendment No. 5 (File No. 001-32939), filed October 30, 2006)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed February 21, 2008)
4.1	Indenture, dated November 17, 2006, between the Registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.1	Transition Services Agreement, dated November 17, 2006, between Verizon Information Technologies LLC and Idearc Media Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.2	Publishing Agreement, dated November 17, 2006, among Verizon Communications Inc., Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.3	Non-Competition Agreement, dated November 17, 2006, between Verizon Communications Inc. and Idearc Media Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.4	Branding Agreement, dated November 17, 2006, between Verizon Licensing Company and Idearc Media Corp. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.5	Listings License Agreement, dated November 17, 2006, between specified Verizon telephone operating companies and Idearc Media Corp. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.6	Billing Services Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.7	Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A, filed November 22, 2006)

Exhibits:

10.8		Employee Matters Agreement, dated November 17, 2006, between Verizon Communications Inc. and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.9		Tax Sharing Agreement, dated November 17, 2006, between Verizon Communications Inc. and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.10		Credit Agreement, dated November 17, 2006 (the “Credit Agreement”), among the Registrant, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Bear Stearns & Co., Inc., Bear Stearns Corporate Lending Inc., Banc of America, N.A., Barclays Bank PLC, and Citigroup USA, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10	.10.1	First Amendment to the Credit Agreement, dated March 5, 2007, among the Registrant, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A.
10.11		Registration Rights Agreement, dated November 17, 2006, among the Registrant, specified guarantors, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10	.12*	2002 Employment Agreement of Katherine J. Harless (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10, Amendment No. 3 (File No. 001-32939), filed October 20, 2006)
10	.13*	Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10	.14*	Form of Executive Restricted Stock Agreement for the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 16, 2007)
10	.15*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10, Amendment No. 4 (File No. 001-32939), filed October 27, 2006)
10	.16*	Summary of Executive Compensation Program, including a description of the 2007 short term incentive plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (File No. 333-142012), filed April 10, 2007)
10	.17*	Form of Director Restricted Stock Agreement for One-Time Award under the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (File No. 333-142012), filed April 10, 2007)
10	.18*	Form of Director Restricted Stock Agreement for Annual Awards under the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (File No. 333-142012), filed April 10, 2007)
10	.19*	Idearc Inc. Executive Transition Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 9, 2007)
10	.20*	Form of Performance Unit Agreement under the Idearc Inc. Long Term Incentive Plan
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
31.1		Certification of Frank P. Gatto filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Frank P. Gatto and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

IDEARC INC.

By:	/s/ FRANK P. GATTO
Frank P. Gatto
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2008.

/s/ FRANK P. GATTO Frank P. Gatto	Acting Chief Executive Officer (Principal Executive Officer)

/s/ SAMUEL D. JONES Samuel D. Jones	Acting Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ JERRY V. ELLIOTT Jerry V. Elliott	Director

/s/ KATHERINE J. HARLESS Katherine J. Harless	Director

/s/ JONATHAN F. MILLER Jonathan F. Miller	Director

/s/ DONALD B. REED Donald B. Reed	Director

/s/ STEPHEN L. ROBERTSON Stephen L. Robertson	Director

/s/ THOMAS S. ROGERS Thomas S. Rogers	Director

/s/ PAUL E. WEAVER Paul E. Weaver	Director

EXHIBIT INDEX

Exhibits:

2.1		Asset Purchase Agreement, dated September 15, 2007, between the Registrant and Infospace, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed September 18, 2007)
3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, Amendment No. 5 (File No. 001-32939), filed October 30, 2006)
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed February 21, 2008)
4.1		Indenture, dated November 17, 2006, between the Registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.1		Transition Services Agreement, dated November 17, 2006, between Verizon Information Technologies LLC and Idearc Media Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.2		Publishing Agreement, dated November 17, 2006, among Verizon Communications Inc., Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.3		Non-Competition Agreement, dated November 17, 2006, between Verizon Communications Inc. and Idearc Media Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.4		Branding Agreement, dated November 17, 2006, between Verizon Licensing Company and Idearc Media Corp. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.5		Listings License Agreement, dated November 17, 2006, between specified Verizon telephone operating companies and Idearc Media Corp. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.6		Billing Services Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.7		Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A, filed November 22, 2006)
10.8		Employee Matters Agreement, dated November 17, 2006, between Verizon Communications Inc. and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.9		Tax Sharing Agreement, dated November 17, 2006, between Verizon Communications Inc. and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10.10		Credit Agreement, dated November 17, 2006, among the Registrant, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Bear Stearns & Co., Inc., Bear Stearns Corporate Lending Inc., Banc of America, N.A., Barclays Bank PLC, and Citigroup USA, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10	.10.1	First Amendment to the Credit Agreement, dated March 5, 2007, among the Registrant, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A.
10.11		Registration Rights Agreement, dated November 17, 2006, among the Registrant, specified guarantors, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10	.12*	2002 Employment Agreement of Katherine J. Harless (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10, Amendment No. 3 (File No. 001-32939), filed October 20, 2006)

Exhibits:

10	.13*	Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)
10	.14*	Form of Executive Restricted Stock Agreement for the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 16, 2007)
10	.15*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10, Amendment No. 4 (File No. 001-32939), filed October 27, 2006)
10	.16*	Summary of Executive Compensation Program, including a description of the 2007 short term incentive plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (File No. 333-142012), filed April 10, 2007)
10	.17*	Form of Director Restricted Stock Agreement for One-Time Award under the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (File No. 333-142012), filed April 10, 2007)
10	.18*	Form of Director Restricted Stock Agreement for Annual Awards under the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (File No. 333-142012), filed April 10, 2007)
10	.19*	Idearc Inc. Executive Transition Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 9, 2007)
10	.20*	Form of Performance Unit Agreement under the Idearc Inc. Long Term Incentive Plan
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
31.1		Certification of Frank P. Gatto filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Frank P. Gatto and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement