Form 10-Q
period 2008-03-31
IDEARC INC.
filed 2008-05-08
CIK 1367396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
Commission file number: 1-32939
IDEARC INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	20-5095175 (I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O. Box 619810 D/FW Airport, TX (Address of Principal Executive Offices)	75261 (Zip Code)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2008, there were 147,381,686 shares of the Registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	risks related to our substantial indebtedness;

•	risks related to our declining revenue, including a reduction in customer advertising spend resulting from the current economic downturn;

•	limitations on our operating and strategic flexibility under the terms of our debt agreements;

•	changes in our competitive position due to competition from other yellow pages directories publishers and other traditional and new media and our ability to anticipate or respond to changes in technology and user preferences;

•	declining use of print yellow pages directories;

•	access to capital markets and changes in credit ratings;

•	changes in the availability and cost of paper and other raw materials used to print our directories and our reliance on third-party providers for printing and distribution services;

•	increased credit risk associated with our reliance on small- and medium-sized businesses;

•	changes in our operating performance;

•	increased demands on our management team as a result of operating as an independent company;

•	our ability to attract and retain qualified executives;

•	our ability to maintain good relations with our unionized employees;

•	changes in U.S. labor, business, political and/or economic conditions;

•	changes in governmental regulations and policies and actions of regulatory bodies;

•	risks inherent in our spin-off from our former parent corporation, Verizon Communications Inc., which we refer to as Verizon, including increased costs and reduced profitability associated with operating as an independent company; and

•	risks associated with our obligations under agreements entered into with Verizon in connection with our spin-off.
     The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Idearc Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in millions, except
	per share amounts)
Operating Revenue
Print products	$696	$737
Internet	73	68
Other	1	1

Total Operating Revenue	770	806
Operating Expense
Selling	185	188
Cost of sales (exclusive of depreciation and amortization)	147	158
General and administrative	79	106
Depreciation and amortization	20	22

Total Operating Expense	431	474

Operating Income	339	332
Interest expense, net	166	170

Income Before Provision for Income Taxes	173	162
Provision for income taxes	62	59

Net Income	$111	$103

Basic and diluted earnings per common share	$.76	$.70

Basic and diluted weighted-average common shares outstanding	146	146

Dividends declared per common share	$.3425	$.3425

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	At March 31,	At December 31,
	2008	2007
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$179	$48
Accounts receivable, net of allowances of $85 and $77	414	423
Deferred directory costs	311	312
Prepaid expenses and other	7	10

Total current assets	911	793
Property, plant and equipment	473	471
Less: accumulated depreciation	364	356

	109	115

Goodwill	73	73
Intangible assets, net	298	303
Pension assets	174	171
Non-current deferred tax assets	166	124
Debt issuance costs	84	86
Other non-current assets	2	2

Total assets	$1,817	$1,667

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$340	$272
Deferred revenue	209	209
Current maturities of long-term debt	67	48
Current deferred taxes	24	28
Other	28	31

Total current liabilities	668	588
Long-term debt	8,989	9,020
Employee benefit obligations	321	327
Unrecognized tax benefits	107	109
Other liabilities	360	223
Stockholders’ equity (deficit):
Common stock ($.01 par value; 225 million shares authorized, 146,527,395 and 146,795,971 shares issued and outstanding in 2008 and 2007, respectively)	1	1
Additional paid-in capital (deficit)	(8,775)	(8,776)
Retained earnings	422	361
Accumulated other comprehensive loss	(276)	(186)

Total stockholders’ equity (deficit)	(8,628)	(8,600)

Total liabilities and stockholders’ equity (deficit)	$1,817	$1,667

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash Flows from Operating Activities
Net income	$111	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20	22
Employee retirement benefits	2	5
Deferred income taxes	2	(1)
Provision for uncollectible accounts	39	32
Stock-based compensation	(5)	12
Changes in current assets and liabilities
Accounts receivable	(30)	(84)
Deferred directory costs	1	(15)
Other current assets	4	(1)
Accounts payable and accrued liabilities	63	133
Other, net	(5)	(5)

Net cash provided by operating activities	202	201

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(9)	(10)

Net cash used in investing activities	(9)	(10)

Cash Flows from Financing Activities
Repayment of long-term debt	(12)	(12)
Dividends paid to Idearc stockholders	(50)	(50)

Net cash used in financing activities	(62)	(62)

Increase in cash and cash equivalents	131	129
Cash and cash equivalents, beginning of year	48	172

Cash and cash equivalents, end of period	$179	$301

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1
Basis of Presentation
     Pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Idearc Inc. and its subsidiaries (collectively, “Idearc” or the “Company”). These interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. The results for the interim periods are not necessarily indicative of results for the full year. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.
Recent Accounting Pronouncements
Fair Value Measurements
     In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of the deferred portion of the Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, with regards to nonfinancial assets and liabilities, on our consolidated financial position, results of operations and cash flows.
Business Combinations
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.
Derivative Instruments and Hedging Disclosures
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 161 on our disclosures related to our consolidated financial statements.

Note 2
Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines how fair value should be determined for financial reporting purposes by establishing a fair value framework applicable to all fair value measurements.
     As required by SFAS 157, each financial asset and liability must be identified as having been valued according to a specified level of input as follows:
•	Level 1 Inputs - Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date;

•	Level 2 Inputs - Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for an asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for an asset or liability; and

•	Level 3 Inputs - Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In these cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
     The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach and/or cost approach. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. The Company uses the income approach to measure fair value of its financial instruments.
     Our only assets or liabilities measured at fair value on a recurring basis are our interest rate swap agreements, which, at March 31, 2008, are valued at $358 million ($233 million net of tax, recorded to accumulated other comprehensive loss) using Level 2 inputs, and are classified as other liabilities on the balance sheet.
Note 3
Earnings Per Share
     Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The effect of potentially dilutive common shares for the first three months of 2008 and 2007 was not material.
     The following table illustrates the calculation of basic and diluted earnings per share for the first three months of 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in millions, except per share
	amounts)
Income available to common stockholders	$111	$103
Weighted-average common shares outstanding	146	146

Basic and diluted earnings per share	$.76	$.70

Note 4
Additional Financial Information
     The tables that follow provide additional financial information related to our consolidated financial statements.
Balance Sheet

	At March 31,	At December 31,
	2008	2007
	(in millions)
Accounts Payable and Accrued Liabilities
Accounts payable	$23	$38
Accrued expenses	57	73
Accrued vacation pay	23	24
Accrued salaries and wages	64	80
Accrued taxes	85	26
Accrued interest	88	31

	$340	$272

Comprehensive Income
     The following table displays the computation of total comprehensive income.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net income	$111	$103

Other comprehensive income (loss), net of tax:
Adjustments for pension and post-employment benefits	—	1
Unrealized loss on cash flow hedges	(90)	(1)

Other comprehensive (loss)	(90)	—

Total comprehensive income	$21	$103

     The following table displays the components of accumulated other comprehensive loss.

	At March 31,	At December 31,
	2008	2007
	(in millions)
Unrealized losses on cash flow hedges, net of tax	$(233)	$(143)
Pension and post-employment benefits, net of tax	(43)	(43)

Accumulated other comprehensive loss	$(276)	$(186)

Note 5
Debt
Long-Term Debt
     Outstanding long-term debt obligations are as follows:

			At	At
			March 31,	December 31,
	Interest Rates	Maturities	2008	2007
			(in millions)
Senior secured credit facilities:
Revolving credit facility	LIBOR + 1.50%	2011	$—	$—
Tranche A facility	LIBOR + 1.50%	2009-2013	1,515	1,515
Tranche B facility	LIBOR + 2.00%	2006-2014	4,691	4,703

Total senior secured credit facilities			6,206	6,218
Senior unsecured notes	8.0%	2016	2,850	2,850

Total long-term debt, including current maturities			9,056	9,068

Less: current maturities of long-term debt			(67)	(48)

Long-term debt			$8,989	$9,020

Senior Secured Credit Facilities
     As of March 31, 2008, Idearc had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million. These swap agreements consist of three separate swap transactions with notional amounts of $1,710 million maturing on March 31, 2009, $2,700 million maturing on June 29, 2012 and $1,100 million maturing on September 30, 2010. In addition to these swap agreements, Idearc entered into two forward swap transactions effective March 31, 2009 with notional amounts of $800 million maturing on March 31, 2012 and $900 million with annual notional reductions of $200 million maturing on March 31, 2012. Under the swap agreements, we pay fixed rate interest at rates ranging from 4.86% to 5.15% and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swap agreements comply with our debt covenants under our senior secured credit facilities that require that at least 50% of our total outstanding debt be subject to fixed interest rates until March 2009. We do not enter into financial instruments for trading or speculative purposes.
     All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. We determine the fair value of the derivative financial instruments in accordance with SFAS 157. On a quarterly basis, the fair value of our interest rate swap agreements is determined based on observable market prices of similar instruments. For those interest rate swap agreements in a liability position, we factor in nonperformance risk into the measurement of fair value. See Note 2 for a further explanation of fair value measurements.
     The Company assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedged transactions have been highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in other comprehensive loss, a component of stockholders’ equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness would be recorded in current period net income.
     The interest rate swap agreements described above, designated as cash flow hedges, were assessed to be highly effective on a retrospective and prospective basis. Accordingly, the changes in fair value of the derivative instruments were recorded in accumulated other comprehensive loss. The derivative financial instruments are currently classified as other liabilities in the amount of $358 million ($233 million net of tax recorded to accumulated other comprehensive loss).
     In addition to these interest rate swap agreements, Idearc entered into a basis swap transaction effective March 31, 2008 with a notional amount of $600 million ($400 million on Tranche A and $200 million on Tranche B)

maturing December 31, 2008. Under this basis swap transaction, Idearc will receive one month LIBOR from the counter party, pay one month LIBOR plus the appropriate spread on the secured debt and pay three month LIBOR less 6.375 basis points to the swap counter party. Changes in the fair value of the basis swap are recorded directly to the income statement.
     The senior secured credit facilities are guaranteed by substantially all subsidiaries of Idearc Inc. and are secured by substantially all present and future assets of Idearc Inc. and its subsidiaries.
Senior Unsecured Notes
     The senior unsecured notes are guaranteed by substantially all subsidiaries of Idearc Inc. The senior unsecured notes are general unsecured obligations of Idearc Inc. and are effectively subordinated to all secured indebtedness of Idearc Inc. to the extent of the value of the assets securing this secured indebtedness. Idearc Inc. has no independent assets or operations. The guarantees by its subsidiaries are full and unconditional and joint and several, and any subsidiaries of Idearc Inc., other than the subsidiary guarantors, are minor. Our financing arrangements contain restrictions on our ability to pay dividends on shares of our common stock based on our satisfying certain performance measures and complying with other conditions.
Debt Maturities
     As of March 31, 2008, we were in compliance with all covenants in our debt agreements.
     We made scheduled principal payments of $12 million in the first three months of 2008. Scheduled principal payments of long-term debt outstanding at March 31, 2008, were $36 million for the remainder of 2008, $123 million in 2009, $199 million in 2010, $275 million in 2011, $351 million in 2012 and $8,072 million thereafter.
Note 6
Pension and Other Post-Employment Benefit Costs
     We maintain noncontributory defined benefit pension plans for the majority of our employees. In addition, we maintain post-employment health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory and include a limit on the Company’s share of these costs for certain recent and future retirees.
Net Periodic Cost
     The following table summarizes the benefit costs related to the Company’s pension and post-employment health care and life insurance plans for the three month periods ended March 31, 2008 and 2007.

	Pension		Health Care and Life
Three Months Ended March 31,	2008	2007	2008	2007
		(in millions)
Service cost	$2	$2	$1	$2
Interest cost	8	9	4	6
Expected return on plan assets	(13)	(15)	—	—
Actuarial loss, net	—	—	—	1

Net periodic benefit (income) cost	$(3)	$(4)	$5	$9

Note 7
Employee Benefits
Savings Plans
     We sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of our employees are eligible to participate in these plans. Idearc offers three defined contribution plans for the benefit of current and former Idearc employees. Under these plans, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. We recognize savings plan expenses based on our matching obligation attributable to our participating employees. We recorded total savings plan expenses of $7 million in each of the three months ended March 31, 2008 and 2007.
Severance Benefits
     During the three months ended March 31, 2008, we paid severance benefits of $4 million.
Note 8
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
     On January 9, 2007, certain employees were granted RSUs that vested on January 9, 2008 and were settled per the Plan.
     Changes in the Company’s RSU liability awards outstanding for the three months ended March 31, 2008 were as follows:

		Weighted
	Restricted	Average
	Stock Units	Fair
	(in thousands)	Value
Nonvested RSUs at beginning of period	525	$17.56
Granted	—	—
Dividend equivalents	—	—
Payments	(523)	14.99
Forfeitures	(2)	n/a

Nonvested RSUs at end of period	—	—

Restricted Stock
     The Plan provides for grants of restricted stock. These awards are classified as equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment.”
     On January 9, 2007, certain employees were granted restricted stock that will vest in three equal annual installments over a three year period beginning on the grant date. An annual installment of these awards reached its vesting date during the three months ended March 31, 2008 and was settled per the Plan.

     On February 13, 2007, our non-management directors were granted two awards of restricted stock: a one-year award that vested on the first anniversary of the grant date, and a three year award that will vest on the third anniversary of the grant date. The one-year award reached its vesting date during the three months ended March 31, 2008, and was settled per the Plan.
     A portion of the cost related to these restricted stock awards is included in the Company’s compensation expense for the three months ended March 31, 2008 and 2007.
     Changes in the Company’s restricted stock awards outstanding for the three months ended March 31, 2008, were as follows:

	Number of
	Restricted	Weighted Average
	Stock Awards	Grant-Date Fair
	(in thousands)	Value
Nonvested restricted stock at beginning of period	976	$29.60
Granted	—	—
Dividend equivalent units	33	n/a
Vested	(335)	29.61
Forfeitures	(167)	29.48

Nonvested restricted stock at end of period	507	$29.62

Performance Units
     The Plan provides for grants of performance units that can be settled in cash, shares of Idearc common stock, or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment.”
     On February 15, 2007, certain employees were granted a target number of performance units pursuant to the Company’s 2007 long-term incentive compensation program. The target number of performance units may be increased (to a maximum of 150% of the target) or decreased (to zero) based on the Company’s total stockholder return (“TSR”) relative to the TSR of a market benchmark over a three year measurement period beginning on January 1, 2007, and ending on December 31, 2009 (the “LTI Measurement Period”).
     A portion of the cost related to this performance unit liability is included in the Company’s stock-based compensation expense for the three months ended March 31, 2008 and 2007.
     Changes in the Company’s performance units outstanding for the three months ended March 31, 2008, were as follows:

		Weighted
	Performance	Average
	Units	Fair
	(in thousands)	Value
Outstanding performance units at beginning of period	577	$17.56
Granted	—	—
Dividend equivalents	39	0.93
Payments	—	—
Forfeitures	(10)	0.93

Outstanding performance units at end of period	606	$0.93

     The pre-tax compensation expense recognized for the three months ended March 31, 2008, and March 31, 2007, related to incentive compensation awards was ($5) million and $12 million, respectively.
     As of March 31, 2008, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock and performance units was approximately $10 million and is expected to be recognized over a weighted-average period of approximately 1.5 years.

Note 9
Income Taxes
     Income taxes for the three months ended March 31, 2008 and 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense and the tax effect of other one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 37.5% for 2008. The full year effective tax rate for 2007 was 35.7%.
Note 10
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
     In October 2007, the Company received a proposed assessment of approximately $28 million from the State of New York related to sales and use tax on printing and mailing charges. The proposed assessment relates to the audit period March 1998 through May 2005. The Company currently intends to dispute the proposed assessment and has filed an amicus curiae brief in a related matter affecting a third party. The ultimate outcome of this matter is not determinable.

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
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     The following table sets forth our operating results for the three month periods ended March 31, 2008 and 2007:

Three months ended March 31,	2008	2007	Change	% Change
	(in millions, except %)
Operating Revenue
Print products	$696	$737	$(41)	(5.6)%
Internet	73	68	5	7.4
Other	1	1	—	—

Total operating revenue	770	806	(36)	(4.5)

Operating Expense
Selling	185	188	(3)	(1.6)
Cost of sales (exclusive of depreciation and amortization)	147	158	(11)	(7.0)
General and administrative	79	106	(27)	(25.5)
Depreciation and amortization	20	22	(2)	(9.1)

Total operating expense	431	474	(43)	(9.1)

Operating income	339	332	7	2.1
Interest expense, net	166	170	(4)	(2.4)

Income before provision for income taxes	173	162	11	6.8
Provision for income taxes	62	59	3	5.1

Net income	$111	$103	$8	7.8%

     Operating Revenue
     Operating revenue of $770 million in the first quarter of 2008 decreased $36 million, or 4.5%, compared to $806 million in the first quarter of 2007 for the reasons described below.

     Print Products. Revenue from print products of $696 million in the first quarter of 2008 decreased $41 million, or 5.6%, compared to $737 million in the first quarter of 2007. This decline resulted from reduced advertiser renewals, partially offset by the addition of new advertisers and revenue from new product offerings. We continued to face competition in the print directory market and from other advertising media, including cable television, radio and the Internet.
     Internet. Internet revenue of $73 million in the first quarter of 2008 increased $5 million, or 7.4%, compared to $68 million in the first quarter of 2007, as we continued to expand our product offerings, market reach and advertiser base.
Operating Expense
     Operating expense of $431 million in the first quarter of 2008 decreased $43 million, or 9.1%, compared to $474 million in the first quarter of 2007 for the reasons described below.
     Selling. Selling expense of $185 million in the first quarter of 2008 decreased $3 million, or 1.6%, compared to $188 million in the first quarter of 2007. This decrease resulted primarily from lower advertising costs, partially offset by higher employee related costs associated with hiring additional sales force employees.
     Cost of Sales. Cost of sales of $147 million in the first quarter of 2008 decreased $11 million, or 7.0%, compared to $158 million in the first quarter of 2007. This decrease was primarily due to lower employee related costs, lower Internet traffic costs and reduced contract services, partially offset by increased printing costs.
     General and Administrative. General and administrative expense of $79 million in the first quarter of 2008 decreased $27 million, or 25.5%, compared to $106 million in the first quarter of 2007. The decrease was largely the result of a reduction in stock-based compensation expense of $17 million associated with our lower stock price. Additionally, we had lower transition costs associated with our spin off from Verizon and lower employee related costs. These reductions were partially offset by higher bad debt and severance costs. Bad debt expense of $39 million in the first quarter of 2008, increased by $7 million, or 21.9%, compared to $32 million in the first quarter of 2007. Bad debt expense as a percent of total operating revenue was 5.1% for the first quarter compared to 4.0% for the first quarter of 2007.
Interest Expense, Net
     Interest expense, net of interest income, of $166 million decreased $4 million, or 2.4%, compared to $170 million in the first quarter of 2007 as a result of reduced principal balances and lower interest rates.
Provision for Income Taxes
     Provision for income taxes of $62 million in the first quarter of 2008 increased $3 million, or 5.1%, compared to $59 million in the first quarter of 2007 primarily due to the impact of the items listed above. The effective tax rates for the first quarter of 2008 and 2007 are 35.8% and 36.4%, respectively. The results for the three months ended March 31, 2008 and 2007, include the effects of one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 37.5% for 2008. The full year effective tax rate for 2007 was 35.7%.

Liquidity and Capital Resources
     The following table sets forth a summary of cash flows for the three month periods ended March 31, 2008 and 2007:

Three Months Ended March 31,	2008	2007	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$202	$201	$1
Investing activities	(9)	(10)	1
Financing activities	(62)	(62)	—

Increase In Cash and Cash Equivalents	$131	$129	$2

     Our primary source of funds continues to be cash generated from operations. In the first quarter of 2008, net cash from operations increased $1 million, or 0.5%, compared to the first quarter of 2007, primarily due to reduced interest payments on debt, partially offset by the variance in taxes paid.
     Net cash used in investing activities of $9 million decreased $1 million, or 10.0%, in the first quarter of 2008 as compared to $10 million in the first quarter of 2007 due to reduced capital expenditures.
     Net cash used in financing activities of $62 million in the first quarter of 2008, which included dividend payments of $50 million and repayment of long-term debt of $12 million, was unchanged from the first quarter of 2007.
     On March 27, 2008, we announced the decision by our Board of Directors to eliminate the payment of dividends as part of our current capital allocation program.
     We believe the net cash provided by our operating activities, supplemented if necessary with borrowings under our revolving credit facility, and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for at least the next 12 months.
Critical Accounting Policies
     See the Company’s critical accounting policies discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2007. There were no material changes to these policies during the three months ended March 31, 2008.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.
Recent Accounting Pronouncements
Fair Value Measurements
     On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines how fair value should be determined for financial reporting purposes by establishing a fair value framework applicable to all fair value measurements. See Note 2 to our consolidated financial statements included in this report for more information on fair value measurements.
     In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of the deferred portion of SFAS 157, with regards to nonfinancial assets and liabilities, on our consolidated financial position, results of operations and cash flows.
Business Combinations
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.
Derivative Instruments and Hedging Disclosures
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 161 on our disclosures related to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to various types of market risk in the normal course of business. In particular, we are subject to interest rate variability primarily associated with borrowings under our credit facilities. The debt covenants under our credit agreements require us to employ risk management strategies to minimize our exposure to market risk.
     As of March 31, 2008, we had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million, which represents approximately 89% of our floating rate debt. Under the swap agreements, we pay fixed rate interest and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. The impact of our implemented interest rate strategy has effectively increased our fixed rate debt to 92% of our total outstanding debt. These swap agreements comply with our debt covenants under our senior secured credit facilities that require that at least 50% of our total outstanding debt be subject to fixed interest rates until March 2009.
     All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. We determine the fair value of the derivative financial instruments in accordance with SFAS 157. On a quarterly basis, the fair value of our interest rate swap agreements is determined based on observable market prices of similar instruments. For those interest rate swap agreements in a liability position, we factor in nonperformance risk into the measurement of fair value. See Note 2 to our consolidated financial statements included in this report for a further explanation of fair value measurements.
     We assess, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedged transactions have been highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in other comprehensive loss, a component of stockholders’ equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness would be recorded in current period net income.
     The interest rate swap agreements described above, designated as cash flow hedges, were assessed to be highly effective on a retrospective and prospective basis. Accordingly, the changes in fair value of the derivative instruments were recorded in accumulated other comprehensive loss. The derivative financial instruments are currently classified as other liabilities in the amount of $358 million ($233 million net of tax recorded to accumulated other comprehensive loss).
     In addition to the interest rate swap agreements, we entered into a basis swap transaction effective March 31, 2008 with a notional amount of $600 million ($400 million on Tranche A and $200 million on Tranche B) maturing December 31, 2008. Under this basis swap transaction, Idearc will receive one month LIBOR from the counter party, pay one month LIBOR plus the appropriate spread on the secured debt and pay three month LIBOR less 6.375 basis points to the swap counter party. Changes in the fair value of the basis swap will be recorded directly to the income statement.
     We performed an interest rate sensitivity analysis on our variable rate debt. The analysis indicated that a 0.5% increase in interest rate associated with floating rate debt would reduce our 2008 pre-tax earnings by $3.5 million, taking into account the impact of our implemented interest rate strategy.
Item 4. Controls and Procedures.
Disclosure Controls
     Under the supervision and with the participation of our management, including our acting chief executive officer and acting chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our acting chief executive officer and acting chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
     Beginning in 2008, we began using outsourced service providers for certain business services related to human resources, finance and certain information technology infrastructure services which resulted in modifications to internal controls over the associated functions. Previously these services were provided by Verizon in accordance with our transition services agreement with them. These outsourced services are expected to enhance the cost efficiency of these business functions and reflect the implementation of our strategy to terminate the transition service agreement with Verizon.
     We performed an assessment of the financial reporting control environment as affected by the implementation of these outsourced services and believe our control environment remains effective. No other change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     There have been no material changes in our risk factors from those disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table provides information about shares acquired from employees during the first quarter of 2008 as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees pursuant to the Idearc Inc. Long Term Incentive Plan.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
January 1 — January 31	95,992	$14.97	—	—

February 1 — February 29	3,140	$6.91	—	—

March 1 — March 31	4,871	$3.72	—	—

Total	104,003	$14.20	—	—

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 18, 2008)

10.1	Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed April 30, 2008)

10.2	Form of 2008 Long-Term Incentive Award Agreement under the Idearc Inc. 2008 Incentive Compensation Plan

10.3	Summary of 2008 Short-Term Incentive Award Program under the Idearc Inc. 2008 Incentive Compensation Plan

31.1	Certification of Frank P. Gatto filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Frank P. Gatto and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEARC INC.
May 8, 2008	/s/ Frank P. Gatto
Frank P. Gatto
Acting Chief Executive Officer (Principal Executive Officer)

May 8, 2008	/s/ Samuel D. Jones
Samuel D. Jones
Acting Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 18, 2008)

10.1	Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed April 30, 2008)

10.2	Form of 2008 Long-Term Incentive Award Agreement under the Idearc Inc. 2008 Incentive Compensation Plan

10.3	Summary of 2008 Short-Term Incentive Award Program under the Idearc Inc. 2008 Incentive Compensation Plan

31.1	Certification of Frank P. Gatto filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Frank P. Gatto and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002