Form 10-Q
period 2008-06-30
IDEARC INC.
filed 2008-08-11
CIK 1367396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
Commission file number: 1-32939
IDEARC INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	20-5095175 (I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O Box 619810 D/FW Airport, TX (Address of Principal Executive Offices)	75261 (Zip Code)
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
     As of August 7, 2008, there were 147,718,157 shares of the Registrant’s common stock outstanding.

Page
No.
Forward-Looking Statements	1

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements	2

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1 Legal Proceedings	23

Item 1A Risk Factors	23

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3 Defaults Upon Senior Securities	23

Item 4 Submission of Matters to a Vote of Security Holders	23

Item 5 Other Information	24

Item 6 Exhibits	24
Stock Option Agreement
2008 Long-Term Incentive Award Agreement
Form of Restricted Stock Award Agreement
Restricted Stock Award Agreement
Form of Stock Option Award Agreement
Form of Stock Option Award Agreement
Certification of Scott W. Klein Filed Pursuant to Section 302
Certification of Samuel D. Jones Filed Pursuant to Section 302
Certification Filed Pursuant to Section 906

FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	risks related to our substantial indebtedness;

•	risks related to our declining revenue, including a reduction in customer advertising spend resulting from the current economic downturn;

•	limitations on our operating and strategic flexibility under the terms of our debt agreements;

•	changes in our competitive position due to competition from other yellow pages directories publishers and other traditional and new media and our ability to anticipate or respond to changes in technology and user preferences;

•	declining use of print yellow pages directories;

•	our ability to successfully identify and implement cost initiatives;

•	our ability to access capital markets should we choose to do so and changes in our credit ratings;

•	changes in the availability and cost of paper and other raw materials used to print our directories and our reliance on third-party providers for printing and distribution services;
•	increased credit risk associated with our reliance on small- and medium-sized businesses;

•	changes in our operating performance;

•	our ability to attract and retain qualified executives;

•	our ability to maintain good relations with our unionized employees;
•	changes in U.S. labor, business, political and/or economic conditions;

•	changes in governmental regulations and policies and actions of regulatory bodies; and
•	risks associated with our obligations under agreements entered into with Verizon in connection with our spin-off.
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
Idearc Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Operating Revenue
Print products	$683	$731	$1,379	$1,468
Internet	75	73	148	141
Other	1	1	2	2

Total Operating Revenue	759	805	1,529	1,611
Operating Expense
Selling	185	188	370	376
Cost of sales (exclusive of depreciation and amortization)	157	156	304	314
General and administrative	118	97	197	203
Depreciation and amortization	20	22	40	44

Total Operating Expense	480	463	911	937

Operating Income	279	342	618	674
Interest expense, net	163	167	329	337

Income Before Provision for Income Taxes	116	175	289	337
Provision for income taxes	40	66	102	125

Net Income	$76	$109	$187	$212

Basic and diluted earnings per common share	$.52	$.75	$1.28	$1.45

Basic and diluted weighted-average common shares outstanding	146	146	146	146

Dividends declared per common share	$—	$.3425	$.3425	$.6850

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	At June 30,	At December 31,
	2008	2007
	(in millions)
Assets

Current assets:
Cash and cash equivalents	$127	$48
Accounts receivable, net of allowances of $83 and $77	408	423
Deferred directory costs	312	312
Prepaid expenses and other	5	10

Total current assets	852	793
Property, plant and equipment	476	471
Less: accumulated depreciation	368	356

	108	115

Goodwill	73	73
Intangible assets, net	295	303
Pension assets	182	171
Non-current deferred tax assets	84	124
Debt issuance costs	81	86
Other non-current assets	3	2

Total assets	$1,678	$1,667

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$233	$272
Deferred revenue	197	209
Current maturities of long-term debt	85	48
Current deferred taxes	23	28
Other	25	31

Total current liabilities	563	588
Long-term debt	8,959	9,020
Employee benefit obligations	316	327
Unrecognized tax benefits	87	109
Other liabilities	185	223
Stockholders’ equity (deficit):
Common stock ($.01 par value; 225 million shares authorized, 147,776,287 and 146,795,971 shares issued and outstanding in 2008 and 2007, respectively)	1	1
Additional paid-in capital (deficit)	(8,769)	(8,776)
Retained earnings	498	361
Accumulated other comprehensive loss	(162)	(186)

Total stockholders’ equity (deficit)	(8,432)	(8,600)

Total liabilities and stockholders’ equity (deficit)	$1,678	$1,667

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash Flows from Operating Activities
Net income	$187	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40	44
Employee retirement benefits	(1)	10
Deferred income taxes	7	1
Provision for uncollectible accounts	87	64
Stock-based compensation	1	28
Changes in current assets and liabilities
Accounts receivable	(72)	(152)
Deferred directory costs	—	(31)
Other current assets	5	1
Accounts payable and accrued liabilities.	(66)	(25)
Other, net	(12)	(14)

Net cash provided by operating activities	176	138

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(25)	(22)
Proceeds from sale of assets	2	1
Other, net	—	4

Net cash used in investing activities	(23)	(17)

Cash Flows from Financing Activities
Repayment of long-term debt	(24)	(24)
Dividends paid to stockholders	(50)	(100)

Net cash used in financing activities	(74)	(124)

Increase (decrease) in cash and cash equivalents	79	(3)
Cash and cash equivalents, beginning of year	48	172

Cash and cash equivalents, end of period	$127	$169

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
Recent Accounting Pronouncements
Fair Value Measurements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of the deferred portion of the Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” with regards to nonfinancial assets and liabilities, on our consolidated financial statements.
Business Combinations
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial statements.
Derivative Instruments and Hedging Disclosures
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 161 on our disclosures related to our consolidated financial statements.

Determination of the Useful Life of Intangible Assets
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the potential impact of the adoption of FSP FAS 142-3 on our consolidated financial statements.
Note 2
Restructuring
     In the second quarter of 2008, the Company began implementing strategic organizational and market exit initiatives to improve ongoing operational efficiencies and reduce total operating costs. As a result, the Company recorded a restructuring charge of $7 million associated with one-time termination benefits impacting approximately 350 employees. This charge was recorded to general and administrative expense in the statements of income.
Note 3
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
     The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach or cost approach. The Company uses the income approach to measure fair value of its financial instruments. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. Our only assets or liabilities measured at fair value on a recurring basis are our interest rate swap agreements, which, at June 30, 2008, are valued at $183 million ($119 million net of tax, recorded to accumulated other comprehensive loss) using Level 2 inputs, and are classified as other liabilities on the balance sheet.
Note 4
Earnings Per Share
     Basic earnings per share are computed by dividing net income by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares outstanding during the reporting period. The effect of potentially dilutive common shares for the three and six months ended June 30, 2008 and 2007 was not material.
     The following table illustrates the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Income available to common stockholders	$76	$109	$187	$212
Weighted-average common shares outstanding	146	146	146	146

Basic and diluted earnings per share	$.52	$.75	$1.28	$1.45

Note 5
Additional Financial Information
     The tables that follow provide additional financial information related to our consolidated financial statements.
Balance Sheets
     The following table displays the components of accounts payable and accrued liabilities.

	At June 30,	At December 31,
	2008	2007
	(in millions)
Accounts payable and accrued liabilities
Accounts payable	$27	$38
Accrued expenses	64	73
Accrued vacation pay	22	24
Accrued salaries and wages	73	80
Accrued taxes	17	26
Accrued interest	30	31

	$233	$272

Comprehensive Income
     The following table displays the computation of total comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Net income	$76	$109	$187	$212
Other comprehensive income, net of taxes
Unrealized gain on cash flow hedges	114	25	24	24
Adjustments for pension and post-employment benefits	—	2	—	3

Other comprehensive income	114	27	24	27

Total comprehensive income	$190	$136	$211	$239

     The following table displays the components of accumulated other comprehensive loss.

	At June 30,	At December 31,
	2008	2007
	(in millions)
Unrealized losses on cash flow hedges, net of tax	$(119)	$(143)
Pension and post-employment benefits, net of tax	(43)	(43)

Accumulated other comprehensive loss	$(162)	$(186)

Note 6
Debt
Long-Term Debt
     Outstanding long-term debt obligations are as follows:

			At	At
			June 30,	December 31,
	Interest Rates	Maturities	2008	2007
			(in millions)
Senior secured credit facilities:
Revolving credit facility	LIBOR + 1.50%	2011	$—	$—
Tranche A facility	LIBOR + 1.50%	2009-2013	1,515	1,515
Tranche B facility	LIBOR + 2.00%	2006-2014	4,679	4,703

Total senior secured credit facilities			6,194	6,218
Senior unsecured notes	8.0%	2016	2,850	2,850

Total long-term debt, including current maturities			9,044	9,068
Less: current maturities of long-term debt			(85)	(48)

Long-term debt			$8,959	$9,020

Senior Secured Credit Facilities
     As of June 30, 2008, Idearc had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million. These swap agreements consist of three separate swap transactions with notional amounts of $1,710 million maturing on March 31, 2009, $2,700 million maturing on June 29, 2012 and $1,100 million maturing on September 30, 2010. In addition to these swap agreements, Idearc entered into two forward swap transactions effective March 31, 2009 with notional amounts of $800 million maturing on March 31, 2012 and $900 million with annual notional reductions of $200 million maturing on March 31, 2012. Under the swap agreements, we pay fixed rate interest at rates ranging from 4.86% to 5.15% and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swap agreements comply with our debt covenants under our senior secured credit facilities that require that at least 50% of our total outstanding debt be subject to fixed interest rates until March 2009. We do not enter into financial instruments for trading or speculative purposes.
     All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. We determine the fair value of the derivative financial instruments in accordance with SFAS 157. On a quarterly basis, the fair value of our interest rate swap agreements is determined based on observable market prices of similar instruments. For those interest rate swap agreements in a liability position, we factor nonperformance risk into the measurement of fair value. See Note 3 for a further explanation of fair value measurements.
     The Company assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedged transactions have been highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in accumulated other comprehensive loss, a component of stockholders’ equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness would be recorded in current period net income.
     The interest rate swap agreements described above, designated as cash flow hedges, were assessed to be highly effective on a retrospective and prospective basis. Accordingly, the changes in fair value of the derivative instruments were recorded in accumulated other comprehensive loss. The derivative financial instruments are currently classified as other liabilities in the amount of $183 million ($119 million net of tax recorded to accumulated other comprehensive loss).
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
Debt Covenants and Maturities
     As of June 30, 2008, we were in compliance with the covenants in our debt agreements.
     We made scheduled principal payments of $24 million in the first six months of 2008. Scheduled principal payments of long-term debt outstanding at June 30, 2008, are $24 million for the remainder of 2008, $123 million in 2009, $199 million in 2010, $275 million in 2011, $351 million in 2012 and $8,072 million thereafter.

Note 7
Pension and Other Post-Employment Benefit Costs
     We maintain non-contributory defined benefit pension plans for the majority of our employees. In addition, we maintain post-employment health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory and include a limit on the Company’s share of cost for certain recent and future retirees.
Net Periodic Cost (Income)
     The following tables summarize the benefit costs (income) related to the Company’s pension and post-employment health care and life insurance plans for the three and six months ended June 30, 2008 and 2007.

	Pension
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$2	$2	$4	$4
Interest cost	8	9	16	18
Expected return on plan assets	(15)	(15)	(28)	(30)
Amortization of prior service costs	—	—	—	—
Amortization of unrecognized net loss (gain)	—	—	—	—
Settlement (gain)	(3)	—	(3)	—

Net periodic benefit (income) cost	$(8)	$(4)	$(11)	$(8)

     During the six months ended June 30, 2008, our lump sum pension distributions to separated and retired employees exceeded the expected annual sum of pension service and interest costs. Accordingly, under the provisions of Statement of Financial Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we recorded a $3 million settlement gain in the second quarter of 2008, which represents a pro-rata recognition of the unrecognized gains associated with the separated and retired employees.

	Health Care and Life
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$—	$1	$1	$3
Interest cost	5	6	9	12
Amortization of prior service costs	(2)	1	(3)	1
Amortization of unrecognized net loss (gain)	2	1	3	2

Net periodic benefit (income) cost	$5	$9	$10	$18

Note 8
Employee Benefits
Savings Plans
     We sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of our employees are eligible to participate in these plans. Idearc offers three defined contribution plans for the benefit of current and former Idearc employees. Under these plans, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. We recognize savings plan expenses based on our matching obligation attributable to our participating employees. For the three and six months ended June 30, 2008, we recorded savings plan expenses of $9 million and $16 million, respectively. For the three and six months ended June 30, 2007, we recorded savings plan expenses of $8 million and $15 million, respectively.
Severance Benefits
     During the three and six months ended June 30, 2008, we paid severance benefits of $6 million and $10 million, respectively.
     In the second quarter of 2008, we recorded additional severance expense of $7 million associated with a restructuring charge. See Note 2 for additional information.
Note 9
Stock-Based Compensation
     Effective March 4, 2008, the Company adopted the Idearc Inc. 2008 Incentive Compensation Plan (the “2008 Plan”), subject to the approval of the Company’s stockholders. The 2008 Plan was approved by the Company’s stockholders on May 1, 2008. The 2008 Plan permits the granting of cash and equity-based incentive compensation awards, including restricted stock and restricted stock units, performance shares and performance share units, stock options, stock appreciation rights, deferred stock units and other stock-based awards and performance-based cash incentive awards. The maximum number of shares of Idearc common stock authorized for issuance under the 2008 Plan is 12 million. During 2008, the Company granted awards under the 2008 Plan to employees and non-management directors.
     Effective November 16, 2006, the Company adopted the Idearc Inc. Long Term Incentive Plan (the “2006 Plan”). The 2006 Plan permits the granting of cash and equity-based incentive compensation awards, including restricted stock, restricted stock units, performance shares, performance units, stock options, and other awards, such as stock appreciation rights and cash incentive awards. The maximum number of shares of Idearc common stock authorized for issuance under the 2006 Plan is 2.5 million. Pursuant to the terms of the 2008 Plan, the Company will not issue more than 350,000 shares under the 2006 Plan after December 31, 2007. During 2007 and 2008, the Company granted awards under the 2006 Plan to employees and non-management directors.
Restricted Stock Units
     The 2006 and 2008 Plans provide for grants of restricted stock units (“RSUs”) that can be settled in cash, shares of Idearc common stock or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment.”
     On January 9, 2007, certain employees were granted awards of RSUs, which were classified as liability awards, that vested on January 9, 2008, and were settled in accordance with the 2006 Plan and related award agreements.
     Changes in the Company’s outstanding RSU liability awards for the six months ended June 30, 2008, were as follows:

		Weighted-
	Restricted	Average
	Stock Units	Fair
	(in thousands)	Value
Nonvested RSUs at beginning of period	525	$17.56
Granted	—	—
Dividend equivalents	—	—
Payments	(523)	14.99
Forfeitures	(2)	n/a

Nonvested RSUs at end of period	—	$—

Restricted Stock
     The 2006 and 2008 Plans provide for grants of restricted stock. These awards are classified as equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment.”
     During the first quarter of 2008, certain employees were granted restricted stock awards as part of the Company’s 2008 long-term incentive compensation program. These restricted stock awards vest in two equal installments on December 31, 2009, and December 31, 2010. Additionally, our non-management directors were granted restricted stock awards that vest on May 1, 2009, or the date of the Company’s 2009 annual meeting of stockholders, whichever is earlier.
     During the first quarter of 2007, certain employees and our non-management directors were granted restricted stock awards. The employee awards vest in three equal annual installments beginning on the first anniversary of the grant date. The non-management director awards vest on the third anniversary of the grant date.
     Dividends are not payable on unvested restricted stock awards. However, if the Company declares and pays a dividend on Idearc common stock, dividend equivalents are granted in an amount equal to the dividend that would have been paid on the unvested restricted stock awards as if they were vested. Dividend equivalents on employee restricted stock awards are granted in the form of restricted stock units. Each restricted stock unit will be settled for one share of Idearc common stock on the applicable vesting date. Dividend equivalents on non-management director restricted stock awards are paid in cash on the applicable vesting date. Dividend equivalents are subject to the same vesting, forfeiture and other terms applicable to the corresponding restricted stock awards.
     A portion of the cost related to these restricted stock awards is included in the Company’s compensation expense for the three and six months ended June 30, 2008 and 2007.
     Changes in the Company’s outstanding restricted stock awards for the six months ended June 30, 2008, were as follows:

	Number of
	Restricted	Weighted-Average
	Stock Awards	Grant-Date Fair
	(in thousands)	Value
Nonvested restricted stock at beginning of period	976	$29.60
Granted	1,272	3.51
Dividend equivalent units	33	n/a
Vested	(360)	29.16
Forfeitures	(234)	25.02

Nonvested restricted stock at end of period	1,687	$10.65

Performance Units and Performance Share Units
     The 2006 and 2008 Plans provide for grants of performance units and performance share units that can be settled in cash, shares of Idearc common stock, or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment.”
     During the first quarter of 2008, certain employees were granted a target number of performance share units as part of the Company’s 2008 long-term incentive compensation program. The target number of performance share units may be increased (to a maximum of 200% of the target) or decreased (to zero) based on the Company’s total stockholder return (“TSR”) relative to the TSR of the individual stocks comprising a market benchmark (weighted 80%) and a competitor (weighted 20%) over a three-year measurement period. The measurement period began on March 8, 2008, and will end in 2011 on the 20th trading day following the date the Company releases to the public its annual earnings for the year ending December 31, 2010. Each performance share unit will be settled for one share of Idearc common stock.
     Dividends are not payable on performance share units. However, if the Company declares and pays a dividend on Idearc common stock, dividend equivalents are granted in an amount equal to the dividend that would have been paid on an equivalent number of shares of Idearc common stock. Dividend equivalents are granted in the form of additional performance share units and are subject to the same vesting, forfeiture and other terms applicable to the performance share unit award.
     This award is classified as an equity award because it will be settled in shares of Idearc common stock upon vesting. All payments are subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance share unit award liability is measured at its fair value at the time of grant, which, for this purpose, was the date on which the Company’s stockholders approved the 2008 Plan. A portion of the cost related to this performance share unit liability is included in the Company’s stock-based compensation expense for the three and six months ended June 30, 2008.
     During the first quarter of 2007, certain employees were granted a target number of performance units as part of the Company’s 2007 long-term incentive compensation program. The target number of performance units may be increased (to a maximum of 150% of the target) or decreased (to zero) based on the Company’s TSR relative to the TSR of a market benchmark over a measurement period beginning on January 1, 2007, and ending on December 31, 2009. Each performance unit will be settled in cash upon vesting in an amount equal to the closing price of Idearc common stock on the last trading day in the measurement period.
     Dividends are not payable on performance units. However, if the Company declares and pays a dividend on Idearc common stock, dividend equivalents are granted in an amount equal to the dividend that would have been paid on an equivalent number of shares of Idearc common stock. Dividend equivalents are granted in the form of additional performance units and are subject to the same vesting, forfeiture and other terms applicable to the performance unit award.
     This award is classified as a liability award because it will be settled in cash upon vesting. All payments are subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance unit award liability is measured at its fair value at the end of each reporting period and will fluctuate based on the performance of Idearc common stock and Idearc’s TSR relative to the TSR of the market benchmark. A portion of the cost related to this performance unit liability is included in the Company’s stock-based compensation expense for the three and six months ended June 30, 2008 and 2007.
     Changes in the Company’s outstanding performance units and performance share units for the six months ended June 30, 2008, were as follows:

	Performance
	Units /	Weighted-
	Performance	Average
	Share Units	Fair
	(in thousands)	Value
Outstanding performance units at beginning of period	577	$17.56
Granted	1,769	4.44
Dividend equivalents	39	0.48
Forfeitures	(82)	3.93

Outstanding performance units/performance share units at end of period	2,303	$3.40

Stock Options
     The 2006 and 2008 Plans provide for grants of stock options. These awards are classified as equity awards based on the criteria established by SFAS No. 123(R) “Share-Based Payment.”
     During the second quarter of 2008, certain employees were granted stock option awards under the 2006 and 2008 Plans. The stock option awards vest on the third anniversary of the grant date and have a ten year term.
     A stock option holder may pay the option exercise price in cash by delivering unrestricted shares to the Company having a value at the time of exercise equal to the exercise price, by a cashless broker-assisted exercise, by a combination of these methods or by any other method approved by the Human Resources Committee of the Company’s Board of Directors. Options may not be re-priced without the approval of the Company’s stockholders.
     The fair value of each option award is estimated on the grant date using the Black Scholes option pricing model. The model incorporates the ranges of assumptions for inputs as shown in the following table and as follows:

•	Expected volatility is a blend of implied volatility based on market-traded options on Idearc common stock and the historical volatility of Idearc stock over its history;

•	Expected life represents the period of time the options are expected to be outstanding and is based on the SEC shortcut method as described in Staff Accounting Bulletin No. 110; and
•	The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the options.

Six Months
Ended
June 30, 2008
Expected volatility	75.0%
Risk-free interest rate.	3.6%
Expected term (in years)	6.50
     The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2008, was $2.62.
     A portion of the cost related to these stock option awards is included in the Company’s compensation expense for the three and six months ended June 30, 2008.
     Changes in the Company’s outstanding stock option awards for the six months ended June 30, 2008 were as follows:

Weighted-
	Number of		Average
	Stock Option	Weighted-	Remaining	Aggregate
	Awards	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise price	Term (years)	(per share)
Outstanding stock option awards at beginning of period	—	$—	—	$—
Granted	550	3.96	9.86	0.69
Exercises	—	—	—	—
Forfeitures/expirations	—	—	—	—

Outstanding stock option awards at end of period	550	$3.96	9.86	$0.69

     The pre-tax compensation expense recognized for the three and six months ended June 30, 2008, related to stock-based compensation was $6 million and $1 million, respectively. For the three and six months ended June 30, 2007, pre-tax compensation expense related to stock-based compensation awards was $16 million and $28 million, respectively.
     As of June 30, 2008, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock, performance units, performance share units and stock options was approximately $15 million and is expected to be recognized over a weighted-average period of approximately 1.7 years.
Note 10
Income Taxes
     Income taxes for the six months ended June 30, 2008 and 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company includes interest expense on unrecognized tax benefits. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 36.5% for 2008. The full year effective tax rate for 2007 was 35.7%.

Note 11
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
     In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges. The proposed assessment of approximately $28 million relates to the audit period March 1998 through May 2005. The Company has filed an amicus curiae brief in a related matter affecting a third party. On May 5, 2008, the State of New York issued a Notice of Determination to the Company for approximately $28 million. The Company filed its response on August 3, 2008. The ultimate outcome of this matter is not determinable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are one of the largest yellow pages directories publishers in the United States as measured by revenues, and we believe that we are one of the nation’s leading online local search providers. Our products include print yellow pages, print white pages, Superpages.com, Switchboard.com and LocalSearch.com, our online local search resources, and Superpages Mobile, our information directory for wireless subscribers. We are the exclusive official publisher of Verizon print directories in the markets in which Verizon is the incumbent local exchange carrier.
Basis of Presentation
     Our financial statements are prepared using accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates and assumptions. Examples of significant estimates include the allowance for doubtful accounts, the recoverability of property, plant and equipment, goodwill and other intangible assets, valuation allowances on tax assets and liabilities, and pension and post-employment benefit assumptions. See “Critical Accounting Policies” below for a summary of the critical accounting policies used in preparing our financial statements.
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     The following table sets forth our operating results for the three months ended June 30, 2008 and 2007:

Three months ended June 30,	2008	2007	Change	% Change
	(in millions, except %)

Operating Revenue
Print products	$683	$731	$(48)	(6.6)%
Internet	75	73	2	2.7
Other	1	1	—	—

Total operating revenue	759	805	(46)	(5.7)

Operating Expense
Selling	185	188	(3)	(1.6)
Cost of sales (exclusive of depreciation and amortization)	157	156	1	0.6
General and administrative	118	97	21	21.6
Depreciation and amortization	20	22	(2)	(9.1)

Total operating expense	480	463	17	3.7

Operating income	279	342	(63)	(18.4)
Interest expense, net	163	167	(4)	(2.4)

Income before provision for income taxes	116	175	(59)	(33.7)
Provision for income taxes	40	66	(26)	(39.4)

Net income	$76	$109	$(33)	(30.3)%

Operating Revenue
     Operating revenue of $759 million for the three months ended June 30, 2008 decreased $46 million, or 5.7%, compared to $805 million for the three months ended June 30, 2007 for the reasons described below.
     Print Products. Revenue from print products of $683 million for the three months ended June 30, 2008 decreased $48 million, or 6.6%, compared to $731 million for the three months ended June 30, 2007. This decline resulted from reduced advertiser renewals reflecting weaker economic conditions, partially offset by the addition of new advertisers and revenue from new product offerings. We continued to face competition in the print directory market and from other advertising media, including cable television, radio and the Internet.
     Internet. Internet revenue of $75 million for the three months ended June 30, 2008 increased $2 million, or 2.7%, compared to $73 million for the three months ended June 30, 2007, as we continued to expand our product offerings, market reach and advertiser base.
Operating Expense
     Operating expense of $480 million for the three months ended June 30, 2008 increased $17 million, or 3.7%, compared to $463 million for the three months ended June 30, 2007 for the reasons described below.
     Selling. Selling expense of $185 million for the three months ended June 30, 2008 decreased $3 million, or 1.6%, compared to $188 million for the three months ended June 30, 2007. This decrease resulted primarily from lower advertising costs and lower employee benefit costs, partially offset by higher employee related costs.
     Cost of Sales. Cost of sales of $157 million for the three months ended June 30, 2008 increased $1 million, or 0.6%, compared to $156 million for the three months ended June 30, 2007. This increase was primarily due to increased Internet traffic and printing costs, offset by lower employee related costs.
     General and Administrative. General and administrative expense of $118 million for the three months ended June 30, 2008 increased $21 million, or 21.6%, compared to $97 million for the three months ended June 30, 2007. The increase was largely the result of higher bad debt, employee severance and contract services costs. Employee severance costs include one-time termination benefits of $7 million associated with a restructuring charge taken in the second quarter of 2008 as part of strategic organizational and market exit initiatives to improve ongoing operational efficiencies and reduce operating costs. These increases were partially offset by lower transition costs associated with our spin off from Verizon and lower stock-based compensation expense. Bad debt expense of $48 million for the three months ended June 30, 2008, increased by $16 million, or 50.0%, compared to $32 million for the three months ended June 30, 2007. The increased bad debt expense was influenced by the current weak economic environment, as well as a temporary relaxation of certain aspects of the Company’s credit policy in mid-2007 associated with the transition of billing activities from Verizon. Bad debt expense as a percent of total operating revenue was 6.3% for the three months ended June 30, 2008 compared to 4.0% for the three months ended June 30, 2007.
Interest Expense, Net
     Interest expense, net of interest income, of $163 million for the three months ended June 30, 2008 decreased $4 million, or 2.4%, compared to $167 million for the three months ended June 30, 2007, as a result of reduced principal balances and lower interest rates associated with our outstanding debt.
Provision for Income Taxes
     Provision for income taxes of $40 million for the three months ended June 30, 2008 decreased $26 million, or 39.4%, compared to $66 million for the three months ended June 30, 2007, primarily due to lower pre-tax income as discussed above. Also, the provision for income taxes reflects a decline in the effective tax rate from 37.7% for the three months ended June 30, 2007 to 34.5% for the three months ended June 30, 2008. The results for the three months ended June 30, 2008 and 2007 include the effects of one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 36.5% for 2008. The full year effective tax rate for 2007 was 35.7%.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     The following table sets forth our operating results for the six months ended June 30, 2008 and 2007:

Six months ended June 30,	2008	2007	Change	% Change
	(in millions, except %)
Operating Revenue
Print products	$1,379	$1,468	$(89)	(6.1)%
Internet	148	141	7	5.0
Other	2	2	—	—

Total operating revenue	1,529	1,611	(82)	(5.1)

Operating Expense
Selling	370	376	(6)	(1.6)
Cost of sales (exclusive of depreciation and amortization)	304	314	(10)	(3.2)
General and administrative	197	203	(6)	(3.0)
Depreciation and amortization	40	44	(4)	(9.1)

Total operating expense	911	937	(26)	(2.8)

Operating income	618	674	(56)	(8.3)
Interest expense, net	329	337	(8)	(2.4)

Income before provision for income taxes	289	337	(48)	(14.2)
Provision for income taxes	102	125	(23)	(18.4)

Net income	$187	$212	$(25)	(11.8)%

Operating Revenue
     Operating revenue of $1,529 million for the six months ended June 30, 2008 decreased $82 million, or 5.1%, compared to $1,611 million for the six months ended June 30, 2007 for the reasons described below.
     Print Products. Revenue from print products of $1,379 million for the six months ended June 30, 2008 decreased $89 million, or 6.1%, compared to $1,468 million for the six months ended June 30, 2007. This decline resulted from reduced advertiser renewals reflecting weaker economic conditions, partially offset by the addition of new advertisers and revenue from new product offerings. We continued to face competition in the print directory market and from other advertising media, including cable television, radio and the Internet.
     Internet. Internet revenue of $148 million for the six months ended June 30, 2008 increased $7 million, or 5.0%, compared to $141 million for the six months ended June 30, 2007, as we continued to expand our product offerings, market reach and advertiser base.
Operating Expense
     Operating expense of $911 million for the six months ended June 30, 2008 decreased $26 million, or 2.8%, compared to $937 million for the six months ended June 30, 2007 for the reasons described below.
     Selling. Selling expense of $370 million for the six months ended June 30, 2008 decreased $6 million, or 1.6%, compared to $376 million for the six months ended June 30, 2007. This decrease resulted primarily from lower advertising costs and lower employee benefit costs, partially offset by higher employee related costs.
     Cost of Sales. Cost of sales of $304 million for the six months ended June 30, 2008 decreased $10 million, or 3.2%, compared to $314 million for the six months ended June 30, 2007. This decrease was primarily due to lower employee related costs, reduced contract services costs and lower Internet traffic costs, partially offset by increased printing costs.
     General and Administrative. General and administrative expense of $197 million for the six months ended June 30, 2008 decreased $6 million, or 3.0%, compared to $203 million for the six months ended June 30, 2007. The decrease was the result of lower transition costs associated with our spin off from Verizon and lower stock-based compensation expense. These decreases were partially offset by higher bad debt, employee severance and contract services costs. Employee severance costs include one-time termination benefits of $7 million associated with the Company’s restructuring charge in the second quarter of 2008 as part of strategic organizational and market exit initiatives to improve ongoing operational efficiencies and reduce operating costs. Bad debt expense of $87 million for the six months ended June 30, 2008, increased by $23 million, or 35.9%, compared to $64 million for the six months ended June 30, 2007. The increased bad debt expense was influenced by the current weak economic environment, as well as a temporary relaxation of certain aspects of the Company’s credit policy in mid-2007 associated with the transition of billing activities from Verizon. Bad debt expense as a percent of total operating revenue was 5.7% for the six months ended June 30, 2008 compared to 4.0% for the six months ended June 30, 2007.
Interest Expense, Net
     Interest expense, net of interest income, of $329 million for the six months ended June 30, 2008 decreased $8 million, or 2.4%, compared to $337 million for the six months ended June 30, 2007, as a result of reduced principal balances and lower interest rates associated with our outstanding debt.
Provision for Income Taxes
     Provision for income taxes of $102 million for the six months ended June 30, 2008 decreased $23 million, or 18.4%, compared to $125 million for the six months ended June 30, 2007, primarily due to lower pre-tax income as discussed above. Also, the provision for income taxes reflects a decline in the effective tax rate from 37.1% for the six months ended June 30, 2007 to 35.3% for the six months ended June 30, 2008. The results for the six months ended June 30, 2008 and 2007 include the effects of one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 36.5% for 2008. The full year effective tax rate for 2007 was 35.7%.
Liquidity and Capital Resources
     The following table sets forth a summary of cash flows for the six months ended June 30, 2008 and 2007:

Six Months Ended June 30,	2008	2007	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$176	$138	$38
Investing activities	(23)	(17)	(6)
Financing activities	(74)	(124)	50

Increase (Decrease) In Cash and Cash Equivalents	$79	$(3)	$82

     Our primary source of funds continues to be cash generated from operations. Net cash from operations of $176 million for the six months ended June 30, 2008, increased $38 million compared to the six months ended June 30, 2007. This increase was the result of reduced interest payments on debt, lower transition costs and income tax payments, partially offset by lower collections associated with declines in revenue.
     Net cash used in investing activities of $23 million for the six months ended June 30, 2008 increased $6 million compared to $17 million for the six months ended June 30, 2007, primarily due to increased capital expenditures.
     Net cash used in financing activities of $74 million for the six months ended June 30, 2008 decreased $50 million compared to $124 million for the six months ended June 30, 2007, due to a reduction in dividends paid. On March 27, 2008, we announced the decision by our Board of Directors to eliminate the payment of dividends as part of our current capital allocation program.
     We believe the net cash provided by our operating activities, supplemented if necessary with borrowings under our revolving credit facility, and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for at least the next 12 months.

Restructuring
     In the second quarter of 2008, we began implementing strategic organizational and market exit initiatives to improve operational efficiencies and reduce total operating costs. It is our intention to reduce total annual operating expense by approximately 10% over the next 12 to 18 months. We are continuing to develop our plans to achieve the targeted expense reduction, and anticipate that some measure of expense reduction may be reflected in our 2008 financial results. As part of the proposed restructuring, we anticipate reducing headcount by about 20% over the next 12 months through reductions in force and attrition. As part of the restructuring, we expect to incur restructuring charges, including one-time termination benefits and lease termination costs. During the second quarter of 2008, we reported a $7 million restructuring charge associated with one-time termination benefits. We anticipate that there may be additional restructuring charges in subsequent periods.
Critical Accounting Policies
     See the Company’s critical accounting policies discussed in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to these policies during the six months ended June 30, 2008.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.
Recent Accounting Pronouncements
Fair Value Measurements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of the deferred portion of the Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” with regards to nonfinancial assets and liabilities, on our consolidated financial statements.
Business Combinations
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial statements.
Derivative Instruments and Hedging Disclosures
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 161 on our disclosures related to our consolidated financial statements.
Determination of the Useful Life of Intangible Assets
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the potential impact of the adoption of FSP FAS 142-3 on our consolidated financial statements.

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
     As of June 30, 2008, we had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million, which represents approximately 89% of our floating rate debt. Under the swap agreements, we pay fixed rate interest and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. The impact of our implemented interest rate strategy has effectively increased our fixed rate debt to 92% of our total outstanding debt. These swap agreements comply with our debt covenants under our senior secured credit facilities that require that at least 50% of our total outstanding debt be subject to fixed interest rates until March 2009.
     All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. We determine the fair value of the derivative financial instruments in accordance with SFAS 157. On a quarterly basis, the fair value of our interest rate swap agreements is determined based on observable market prices of similar instruments. For those interest rate swap agreements in a liability position, we factor in nonperformance risk into the measurement of fair value. See Note 3 to our consolidated financial statements included in this report for a further explanation of fair value measurements.
     We assess, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedged transactions have been highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in accumulated other comprehensive loss, a component of stockholders’ equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness would be recorded in current period net income.
     The interest rate swap agreements described above, designated as cash flow hedges, were assessed to be highly effective on a retrospective and prospective basis. Accordingly, the changes in fair value of the derivative instruments were recorded in accumulated other comprehensive loss. The derivative financial instruments are currently classified as other liabilities in the amount of $183 million ($119 million net of tax recorded to accumulated other comprehensive loss).
     In addition to the interest rate swap agreements, we entered into a basis swap transaction effective March 31, 2008 with a notional amount of $600 million ($400 million on Tranche A and $200 million on Tranche B) maturing December 31, 2008. Under this basis swap transaction, Idearc will receive one month LIBOR from the counter party, pay one month LIBOR plus the appropriate spread on the secured debt and pay three month LIBOR less 6.375 basis points to the swap counter party. Changes in the fair value of the basis swap will be recorded directly to the statements of income.
     We performed an interest rate sensitivity analysis on our variable rate debt. The analysis indicated that a 0.5% increase in interest rate associated with floating rate debt would reduce our 2008 pre-tax earnings by $3.5 million, taking into account the impact of our implemented interest rate strategy.

Item 4.	Controls and Procedures.
Disclosure Controls
     Under the supervision and with the participation of our management, including our chief executive officer and acting chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and acting chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
     None.

Item 1A.	Risk Factors.
     There have been no material changes in our risk factors from those disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table provides information about shares acquired from employees during the second quarter of 2008 as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees pursuant to the Idearc Inc. 2008 Incentive Compensation Plan and the Idearc Inc. Long Term Incentive Plan.

			Total Number
			of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased	Per Share	or Programs	Plans or Programs
April 1 — April 30	1,672	$3.89	—	—
May 1 — May 31	—	—	—	—
June 1 — June 30	2,294	$3.67	—	—

Total	3,966	$3.76	—	—

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     The Company held its 2008 annual meeting of stockholders on May 1, 2008. Stockholders were asked to vote on the election of six directors to serve until the 2009 annual meeting of stockholders, to approve the 2008 Incentive Compensation Plan and to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2008. The results with respect to the election of directors were as follows:

	Total Vote for Each	Total Vote Withheld for
Director Nominee	Director	Each Director
Jerry V. Elliott.	108,735,936	15,617,890
Jonathan F. Miller	109,321,111	15,032,715
Donald B. Reed	108,763,548	15,590,278
Stephen L. Robertson	108,738,716	15,615,109
Thomas S. Rogers	109,290,160	15,063,666
Paul E. Weaver	109,352,211	15,001,614
     The results with respect to the approval of the 2008 Incentive Compensation Plan were as follows:

For	84,551,785
Against	15,735,166
Abstain	622,802
Broker non-votes	23,444,072
     The results with respect to the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2008 were as follows:

For	123,467,596
Against	604,415
Abstain	281,812

Item 5.	Other Information.
     None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Employment Agreement, dated as of May 30, 2008, between Idearc Inc. and Scott W. Klein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 2, 2008)

10.2	Stock Option Agreement for Scott W. Klein under the Idearc Inc. 2008 Incentive Compensation Plan

10.3	2008 Long-Term Incentive Award Agreement for Scott W. Klein under the Idearc Inc. 2008 Incentive Compensation Plan

10.4	Form of Restricted Stock Award Agreement for the 2008 Equity Award to Non-Management Directors under the Idearc Inc. 2008 Incentive Compensation Plan

10.5	Restricted Stock Award Agreement for Frank P. Gatto under the Idearc Inc. Long Term Incentive Plan

10.6	Form of Stock Option Award Agreement under the Idearc Inc. 2008 Incentive Compensation Plan

10.7	Form of Stock Option Award Agreement under the Idearc Inc. Long Term Incentive Plan

31.1	Certification of Scott W. Klein filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott W. Klein and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEARC INC.
August 11, 2008	/s/ Scott W. Klein
Scott W. Klein
Chief Executive Officer (Principal Executive Officer)

August 11, 2008	/s/ Samuel D. Jones
Samuel D. Jones
Acting Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated as of May 30, 2008, between Idearc Inc. and Scott W. Klein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 2, 2008)

10.2	Stock Option Agreement for Scott W. Klein under the Idearc Inc. 2008 Incentive Compensation Plan

10.3	2008 Long-Term Incentive Award Agreement for Scott W. Klein under the Idearc Inc. 2008 Incentive Compensation Plan

10.4	Form of Restricted Stock Award Agreement for the 2008 Equity Award to Non-Management Directors under the Idearc Inc. 2008 Incentive Compensation Plan

10.5	Restricted Stock Award Agreement for Frank P. Gatto under the Idearc Inc. Long Term Incentive Plan

10.6	Form of Stock Option Award Agreement under the Idearc Inc. 2008 Incentive Compensation Plan

10.7	Form of Stock Option Award Agreement under the Idearc Inc. Long Term Incentive Plan

31.1	Certification of Scott W. Klein filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott W. Klein and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002