Form 10-Q
period 2008-09-30
IDEARC INC.
filed 2008-11-06
CIK 1367396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
Commission file number: 1-32939
IDEARC INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5095175
(State of Incorporation)	(I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O Box 619810	75261
D/FW Airport, TX	(Zip Code)
(Address of Principal Executive Offices)
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2008, there were 148,147,630 shares of the Registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	risks related to our substantial indebtedness, including covenant compliance;

•	risks related to our declining revenue, including a reduction in customer advertising spend resulting from the current economic downturn;

•	limitations on our operating and strategic flexibility under the terms of our debt agreements;

•	risks associated with the delisting of our common stock from the New York Stock Exchange;

•	changes in our competitive position due to competition from other yellow pages directories publishers and other traditional and new media and our ability to anticipate or respond to changes in technology and user preferences;

•	declining use of print yellow pages directories;

•	our ability to successfully identify and implement cost initiatives;

•	our ability to access capital markets should we choose to do so and changes in our credit ratings;

•	changes in the availability and cost of paper and other raw materials used to print our directories and our reliance on third-party providers for printing and distribution services;

•	increased credit risk associated with our reliance on small- and medium-sized businesses, in particular in the current economic environment;

•	changes in our operating performance;

•	our ability to attract and retain qualified executives;

•	our ability to maintain good relations with our unionized employees;

•	changes in U.S. labor, business, political and/or economic conditions;

•	changes in governmental regulations and policies and actions of regulatory bodies; and

•	risks associated with our obligations under agreements entered into with Verizon in connection with our spin-off.
     The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 and in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Idearc Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Operating Revenue
Print products	$659	$721	$2,038	$2,189
Internet	75	69	223	210
Other	1	1	3	3

Total Operating Revenue	735	791	2,264	2,402
Operating Expense
Selling	176	171	541	544
Cost of sales (exclusive of depreciation and amortization)	151	149	461	469
General and administrative	110	91	306	291
Depreciation and amortization	19	22	59	66

Total Operating Expense	456	433	1,367	1,370

Operating Income	279	358	897	1,032
Interest expense, net	162	168	491	505

Income Before Provision for Income Taxes	117	190	406	527
Provision for income taxes	44	73	146	198

Net Income	$73	$117	$260	$329

Basic and diluted earnings per common share	$.50	$.80	$1.78	$2.25

Basic and diluted weighted-average common shares outstanding	146	146	146	146

Dividends declared per common share	$—	$.3425	$.3425	$1.0275

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	At September 30,	At December 31,
	2008	2007
	(in millions)
Assets

Current assets:
Cash and cash equivalents	$304	$48
Accounts receivable, net of allowances of $99 and $77	377	423
Deferred directory costs	283	312
Prepaid expenses and other	4	10

Total current assets	968	793
Property, plant and equipment	480	471
Less: accumulated depreciation	376	356

	104	115

Goodwill	73	73
Intangible assets, net	291	303
Pension assets	183	171
Non-current deferred tax assets	76	124
Debt issuance costs	78	86
Other non-current assets	5	2

Total assets	$1,778	$1,667

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$304	$272
Deferred revenue	166	209
Current maturities of long-term debt	104	48
Current deferred taxes	30	28
Other	26	31

Total current liabilities	630	588
Long-term debt	8,928	9,020
Employee benefit obligations	312	327
Unrecognized tax benefits	87	109
Other liabilities	170	223
Stockholders’ equity (deficit):
Common stock ($.01 par value; 225 million shares authorized, 147,760,445 and 146,795,971 shares issued and outstanding in 2008 and 2007, respectively)	1	1
Additional paid-in capital (deficit)	(8,766)	(8,776)
Retained earnings	571	361
Accumulated other comprehensive loss	(155)	(186)

Total stockholders’ equity (deficit)	(8,349)	(8,600)

Total liabilities and stockholders’ equity (deficit)	$1,778	$1,667

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Cash Flows from Operating Activities
Net income	$260	$329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59	66
Employee retirement benefits	1	(4)
Deferred income taxes	17	(5)
Provision for uncollectible accounts	147	111
Stock-based compensation	3	34
Changes in current assets and liabilities
Accounts receivable	(101)	(193)
Deferred directory costs	29	(5)
Other current assets	6	1
Accounts payable and accrued liabilities	(21)	18
Other, net	(23)	(18)

Net cash provided by operating activities	377	334

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(37)	(31)
Acquisitions	—	(3)
Proceeds from sale of assets	2	26
Other, net	—	4

Net cash used in investing activities	(35)	(4)

Cash Flows from Financing Activities
Repayment of long-term debt	(36)	(36)
Dividends paid to stockholders	(50)	(150)

Net cash used in financing activities	(86)	(186)

Increase in cash and cash equivalents	256	144
Cash and cash equivalents, beginning of year	48	172

Cash and cash equivalents, end of period	$304	$316

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1
Basis of Presentation
     Pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Idearc Inc. and its subsidiaries (collectively, “Idearc” or the “Company”). These interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. The results for the interim periods are not necessarily indicative of results for the full year. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current period presentation.
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

Determination of the Useful Life of Intangible Assets
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the potential impact of the adoption of FSP FAS 142-3 on our consolidated financial statements.
Note 2
Restructuring
     In the second quarter of 2008, the Company began implementing strategic organizational and market exit initiatives to improve ongoing operational efficiencies. As a result, during the second quarter of 2008, the Company recorded a restructuring charge of $7 million associated with one-time termination benefits impacting approximately 400 employees. During the third quarter of 2008, the Company recorded $4 million of additional restructuring costs, primarily representing facilities costs, including rent and other expenses incurred associated with exiting certain leased facilities. These charges were recorded to general and administrative expense in the consolidated statements of income.
     The following table sets forth the restructuring costs that are included in general and administrative expense in the consolidated statements of income for the three and nine months ended September 30, 2008:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	(in millions)
Severance pay and benefits	$—	$7
Facilities charges	3	3
Other	1	1

Total restructuring expense	$4	$11

     The following table sets forth the balance of the restructuring accrual at September 30, 2008 and details the changes in the accrued liability through the third quarter of 2008:

	Beginning			Ending Balance
	Balance at	Restructuring		at September 30,
	March 31, 2008	Expense	Payments	2008
	(in millions)
Severance pay and benefits	$—	$7	$(5)	$2
Facilities charges	—	3	(2)	1
Other	—	1	(1)	—

Total	$—	$11	$(8)	$3

     The Company anticipates that there will be additional restructuring charges in subsequent periods.
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
     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In these cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability.
     The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach or cost approach. The Company uses the income approach to measure fair value of its financial instruments. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. The Company’s only assets or liabilities measured at fair value on a recurring basis are our interest rate swap agreements, which at September 30, 2008 were valued at $167 million ($109 million net of tax, recorded to accumulated other comprehensive loss) using Level 2 inputs, and are classified as other non-current assets of $2 million and other non-current liabilities of $169 million on the balance sheet.
Note 4
Earnings Per Share
     Basic earnings per share are computed by dividing net income by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares outstanding during the reporting period. The effect of potentially dilutive common shares for the three and nine months ended September 30, 2008 and 2007 was not material.
     The following table illustrates the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Income available to common stockholders	$73	$117	$260	$329
Weighted-average common shares outstanding	146	146	146	146

Basic and diluted earnings per share	$.50	$.80	$1.78	$2.25

Note 5
Additional Financial Information
     The tables that follow provide additional financial information related to our consolidated financial statements.
Balance Sheets
     The following table provides additional detail regarding the components of accounts payable and accrued liabilities.

	At September 30,	At December 31,
	2008	2007
	(in millions)
Accounts payable and accrued liabilities
Accounts payable	$19	$38
Accrued expenses	70	73
Accrued vacation pay	20	24
Accrued salaries and wages	74	80
Accrued taxes	33	26
Accrued interest	88	31

	$304	$272

Comprehensive Income
     The following table provides additional detail regarding the computation of total comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Net income	$73	$117	$260	$329
Other comprehensive income/(loss), net of taxes
Unrealized gain/(losses) on cash flow hedges	10	(72)	34	(48)
Adjustments for pension and post-employment benefits	(3)	47	(3)	50

Other comprehensive income/(loss)	7	(25)	31	2

Total comprehensive income	$80	$92	$291	$331

     The following table provides additional detail regarding the components of accumulated other comprehensive loss.

	At September 30,	At December 31,
	2008	2007
	(in millions)
Unrealized losses on cash flow hedges, net of tax	$(109)	$(143)
Pension and post-employment benefits, net of tax	(46)	(43)

Accumulated other comprehensive loss	$(155)	$(186)

Note 6
Debt
Long-Term Debt
     Outstanding long-term debt obligations are as follows:

			At	At
			September 30,	December 31,
	Interest Rates	Maturities	2008	2007
			(in millions)
Senior secured credit facilities:
Revolving credit facility	LIBOR + 1.50%	2011	$—	$—
Tranche A facility	LIBOR + 1.50%	2009-2013	1,515	1,515
Tranche B facility	LIBOR + 2.00%	2006-2014	4,667	4,703

Total senior secured credit facilities			6,182	6,218
Senior unsecured notes	8.0%	2016	2,850	2,850

Total long-term debt, including current maturities			9,032	9,068
Less: current maturities of long-term debt			(104)	(48)

Long-term debt			$8,928	$9,020

Senior Secured Credit Facilities
     As of September 30, 2008, Idearc had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million. These interest rate swap agreements consist of three separate swap transactions with notional amounts of $1,710 million maturing on March 31, 2009, $2,700 million maturing on June 29, 2012 and $1,100 million maturing on September 30, 2010. In addition, the Company entered into two forward swap transactions effective March 31, 2009 with notional amounts of $800 million maturing on March 31, 2012 and $900 million with annual notional reductions of $200 million maturing on March 31, 2012. Under the interest rate swap agreements, the Company pays fixed rate interest at rates ranging from 4.86% to 5.15% and receives floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swap agreements comply with debt covenants under the senior secured credit facilities that require at least 50% of total outstanding debt be subject to fixed interest rates until March 2009. The Company does not enter into financial instruments for trading or speculative purposes.
     On August 18, 2008, the Company entered into a new interest rate swap arrangement which effectively resulted in the de-designation of the $1,100 million swap maturing on September 30, 2010. In this arrangement, the remaining life of the $1,100 million swap was combined with a new basis swap and re-designated as a cash flow hedge. In the new interest rate swap agreement, the Company pays interest based on the three month LIBOR rate and receives interest based on the one month LIBOR rate plus an 8.5 basis point spread. The new interest rate swap agreement hedges the variability in cash flows attributable to changes in interest rates on the remaining monthly variable interest payments on borrowings under the Tranche A facility through the maturity of the swap agreement on September 30, 2010.
     All derivative financial instruments are recognized as either assets or liabilities on the Company’s balance sheet with measurement at fair value. The fair values of the derivative financial instruments are determined in accordance with SFAS 157. On a quarterly basis, the fair values of the interest rate swap arrangements are determined based on observable market prices of similar instruments. For those interest rate swap agreements in a liability position, nonperformance risk of the Company is factored into the measurement of fair values. See Note 3 for a further explanation of fair value measurements.
     The Company assesses, at both the inception of the hedge transaction and on an ongoing basis, whether the derivatives used in hedged transactions are highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in accumulated other comprehensive loss, a component of stockholders’ equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any ineffectiveness of the hedge transaction is recorded in the current period net income as part of interest expense, net.
     The Company has assessed the effectiveness, both prospectively and retrospectively, of the interest rate swap agreements for the period ended September 30, 2008 using a regression analysis and has concluded the swap agreements remain highly effective. The fair value of the interest rate swap agreements at September 30, 2008 are valued at $167 million ($109 million net of tax, recorded to accumulated other comprehensive loss) and are classified in the Company’s balance sheet as other non-current assets of $2 million and other non-current liabilities of $169 million.
     The amount of ineffectiveness, recorded in earnings, is equal to the excess of the cumulative change in the fair value of the actual interest rate swap over the cumulative change in the fair value of the “perfect” hypothetical interest rate swap transaction. The hypothetical interest rate swap transaction is presumed to perfectly offset the hedged cash flows. The Company recorded a $4 million reduction to interest expense, net in the consolidated statements of income as a result of swap transaction ineffectiveness. Also, due to the de-designation of the $1,100 million interest rate swap transaction maturing September 30, 2010, $2 million was amortized from accumulated other comprehensive loss to interest expense, net in the consolidated statements of income. Approximately $28 million will be amortized over the remaining term of the interest rate swap agreement.
     In addition to the interest rate swap agreements, the Company entered into a basis swap transaction effective March 31, 2008 with a notional amount of $600 million ($400 million on Tranche A and $200 million on Tranche B) maturing December 31, 2008. Under the basis swap transaction, the Company receives one month LIBOR from the counter party, pays one month LIBOR plus the appropriate spread on the secured debt and pays three month LIBOR less 6.375 basis points to the swap counter party. The change in fair market value of the basis swap is recorded directly to the consolidated statements of income.
     The senior secured credit facilities are guaranteed by substantially all subsidiaries of Idearc Inc. and are secured by substantially all present and future assets of Idearc Inc. and its subsidiaries.
Senior Unsecured Notes
     The senior unsecured notes are guaranteed by substantially all subsidiaries of Idearc Inc. The senior unsecured notes are general unsecured obligations of Idearc Inc. and are effectively subordinated to all secured indebtedness of Idearc Inc. to the extent of the value of the assets securing this secured indebtedness. Idearc Inc. has no independent assets or operations. The guarantees by its subsidiaries are full and unconditional and joint and several and any subsidiaries of Idearc Inc., other than the subsidiary guarantors, are minor. Our financing arrangements provide for restrictions on our ability to pay dividends on shares of our common stock based on our satisfying certain performance measures and complying with other conditions.
Debt Covenants and Maturities
     As of September 30, 2008, we were in compliance with the covenants in our debt agreements.
     We made scheduled principal payments of $36 million in the first nine months of 2008. Scheduled principal payments of long-term debt outstanding at September 30, 2008, are $12 million for the remainder of 2008, $123 million in 2009, $199 million in 2010, $275 million in 2011, $351 million in 2012 and $8,072 million thereafter.
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

Net Periodic Cost (Income)
     The following tables summarize the benefit costs (income) related to the Company’s pension and post-employment health care and life insurance plans for the three and nine months ended September 30, 2008 and 2007.

	Pension
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$1	$1	$5	$5
Interest cost	8	8	24	26
Expected return on plan assets	(13)	(14)	(41)	(44)
Amortization of prior service costs	1	1	1	1
Amortization of unrecognized net loss (gain)	—	—	—	—
Settlement (gain)	—	(7)	(3)	$(7)

Net periodic benefit (income) cost	$(3)	$(11)	$(14)	$(19)

     During the nine months ended September 30, 2008, our lump sum pension distributions to separated and retired employees exceeded the expected annual sum of pension service and interest costs. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we recorded $3 million in settlement gains in 2008, which represents a pro-rata recognition of the unrecognized gains associated with the separated and retired employees.

	Health Care and Life
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost (income)	$1	$(1)	$2	$2
Interest cost	4	1	13	13
Amortization of prior service costs	(1)	(5)	(4)	(4)
Amortization of unrecognized net loss	1	2	4	4

Net periodic benefit (income) cost	$5	$(3)	$15	$15

Note 8
Employee Benefits
Savings Plans
     We sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of our employees are eligible to participate in these plans. Idearc offers three defined contribution plans for the benefit of current and former Idearc employees. Under these plans, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. We recognize savings plan expenses based on our matching obligation attributable to our participating employees. For the three and nine months ended September 30, 2008, we recorded savings plan expenses of $6 million and $22 million, respectively. For the three and nine months ended September 30, 2007, we recorded savings plan expenses of $7 million and $22 million, respectively.
Severance Benefits
     During the three and nine months ended September 30, 2008, we paid severance benefits of $6 million and $16 million, respectively.

     In the second quarter of 2008, we recorded additional severance expense of $7 million for one-time termination benefits associated with a restructuring charge. See Note 2 for additional information.
Note 9
Stock-Based Compensation
     Effective March 4, 2008, the Company adopted the Idearc Inc. 2008 Incentive Compensation Plan (the “2008 Plan”), subject to the approval of the Company’s stockholders. The 2008 Plan was approved by the Company’s stockholders on May 1, 2008. The 2008 Plan permits the grant of cash and equity-based incentive compensation awards, including restricted stock and restricted stock units, performance shares and performance share units, stock options, stock appreciation rights, deferred stock units and other stock-based awards and performance-based cash incentive awards. The maximum number of shares of Idearc common stock authorized for issuance under the 2008 Plan is 12 million. During 2008, the Company granted awards under the 2008 Plan to employees and non-management directors.
     Effective November 16, 2006, the Company adopted the Idearc Inc. Long Term Incentive Plan (the “2006 Plan”). The 2006 Plan permits the grant of cash and equity-based incentive compensation awards, including restricted stock, restricted stock units, performance shares, performance units, stock options, and other awards, such as stock appreciation rights and cash incentive awards. The maximum number of shares of Idearc common stock authorized for issuance under the 2006 Plan was 2.5 million. Pursuant to the terms of the 2008 Plan, the Company will not issue more than 350,000 shares under the 2006 Plan after December 31, 2007. During 2007 and 2008, the Company granted awards under the 2006 Plan to employees and non-management directors.
Restricted Stock Units
     The 2006 and 2008 Plans provide for grants of restricted stock units (“RSUs”) that can be settled in cash, shares of Idearc common stock or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment.”
     On January 9, 2007, certain employees were granted awards of RSUs, which were classified as liability awards. These awards vested on January 9, 2008, and were settled in accordance with the 2006 Plan and related award agreements.
     Changes in the Company’s outstanding RSU liability awards for the nine months ended September 30, 2008, were as follows:

		Weighted-
	Restricted	Average
	Stock Units	Fair
	(in thousands)	Value
Nonvested RSUs at beginning of period	525	$17.56
Granted	—	—
Dividend equivalents	—	—
Payments	(523)	14.99
Forfeitures	(2)	n/a

Nonvested RSUs at end of period	—	$—

Restricted Stock
     The 2006 and 2008 Plans provide for grants of restricted stock. These awards are classified as equity awards based on the criteria established by Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment.”
     During the first quarter of 2008, certain employees were granted restricted stock awards as part of the Company’s 2008 long-term incentive compensation program, subject to the approval of the 2008 Plan by the Company’s stockholders, which was obtained on May 1, 2008. These restricted stock awards under the 2008 Plan vest in two equal installments on December 31, 2009, and December 31, 2010. Additionally, our non-management directors were granted restricted stock awards that vest on May 1, 2009, or the date of the Company’s 2009 annual meeting of stockholders, whichever is earlier.
     During the first quarter of 2007, certain employees and our non-management directors were granted restricted stock awards. These employee awards vest in three equal annual installments beginning on the first anniversary of the grant date. The non-management director awards vest on the third anniversary of the grant date.
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
     A portion of the cost related to these restricted stock awards is included in the Company’s compensation expense for the three and nine months ended September 30, 2008 and 2007.
     Changes in the Company’s outstanding restricted stock awards for the nine months ended September 30, 2008, were as follows:

	Number of
	Restricted	Weighted-Average
	Stock Awards	Grant-Date Fair
	(in thousands)	Value
Nonvested restricted stock at beginning of period	976	$29.60
Granted	1,385	3.34
Dividend equivalent units	33	n/a
Vested	(484)	22.24
Forfeitures	(312)	25.28

Nonvested restricted stock at end of period	1,598	$9.47

Performance Units and Performance Share Units
     The 2006 and 2008 Plans provide for grants of performance units and performance share units that can be settled in cash, shares of Idearc common stock, or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment.”
     During the first quarter of 2008, certain employees were granted a target number of performance share units under the 2008 Plan as part of the Company’s 2008 long-term incentive compensation program, subject to the approval of the 2008 Plan by the Company’s stockholders, which was obtained on May 1, 2008. The target number of performance share units may be increased (to a maximum of 200% of the target) or decreased (to zero) based on the Company’s total stockholder return (“TSR”) relative to the TSR of the individual stocks comprising a market benchmark (weighted 80%) and a competitor (weighted 20%) over a three year measurement period. The measurement period began on March 8, 2008, and will end in 2011 on the 20th trading day following the date the Company releases to the public its annual earnings for the year ending December 31, 2010. Each performance share unit will be settled for one share of Idearc common stock.
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
     This award is classified as an equity award because it will be settled in shares of Idearc common stock upon vesting. All payments are subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance share unit award liability is measured at its fair value at the time of grant, which, for this purpose, was the date on which the Company’s stockholders approved the 2008 Plan. A portion of the cost related to this performance share unit liability is included in the Company’s stock-based compensation expense for the three and nine months ended September 30, 2008.
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
     This award is classified as a liability award because it will be settled in cash upon vesting. All payments are subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance unit award liability is measured at its fair value at the end of each reporting period and will fluctuate based on the performance of Idearc common stock and Idearc’s TSR relative to the TSR of the market benchmark. A portion of the cost related to this performance unit liability is included in the Company’s stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007.
     Changes in the Company’s outstanding performance units and performance share units for the nine months ended September 30, 2008, were as follows:

	Performance
	Units /	Weighted-
	Performance	Average
	Share Units	Fair
	(in thousands)	Value
Outstanding performance units at beginning of period	577	$17.56
Granted	1,900	4.34
Dividend equivalents	39	0.04
Forfeitures	(107)	3.71

Outstanding performance units/performance share units at end of period	2,409	$3.27

Stock Options
     The 2006 and 2008 Plans provide for grants of stock options. These awards are classified as equity awards based on the criteria established by Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment.”
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
     The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The model incorporates assumptions regarding inputs related to the expected volatility of Idearc stock, the expected life of the options and the risk free interest rate.
     A portion of the cost related to these stock option awards is included in the Company’s compensation expense for the three and nine months ended September 30, 2008.

     Changes in the Company’s outstanding stock option awards for the nine months ended September 30, 2008 were as follows:

Weighted-
	Number of		Average
	Stock Option	Weighted-	Remaining	Aggregate
	Awards	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (years )	(per share)
Outstanding stock option awards at beginning of period	—	$—	—	$—
Granted	550	3.96	9.61	0.00
Exercises	—	—	—	—
Forfeitures/expirations	—	—	—	—

Outstanding stock option awards at end of period	550	$3.96	9.61	$0.00

     The pre-tax compensation expense recognized for the three and nine months ended September 30, 2008, related to stock-based compensation was $2 million and $3 million, respectively. For the three and nine months ended September 30, 2007, pre-tax compensation expense related to stock-based compensation awards was $6 million and $34 million, respectively.
     As of September 30, 2008, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock, performance units, performance share units and stock options was approximately $12 million and is expected to be recognized over a weighted-average period of approximately 1.6 years.
Note 10
Income Taxes
     Income taxes for the nine months ended September 30, 2008 and 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company includes interest expense on unrecognized tax benefits. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 35.5% for 2008. The full year effective tax rate for 2007 was 35.7%.
Note 11
Litigation
     The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.
     The Company establishes reserves for specific liabilities in connection with regulatory and legal actions that the Company deems to be probable and estimable. No material amounts have been accrued in the financial statements with respect to any matters. In other instances, including the matter described below, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome and/or the amount or range of loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matter described below, will have a material effect on its financial condition or results of operations.
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

Note 12
Subsequent Event
     On October 24, 2008, the Company initiated borrowings of $247 million under its existing $250 million revolving credit facility, leaving an undrawn balance of approximately $1 million. The Company made this borrowing under its revolving credit facility to increase its cash position to preserve its financial flexibility in light of the current uncertainty in the credit markets. In accordance with the terms of the senior secured credit facility, the Company intends to use the proceeds from the borrowing for general corporate purposes.

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
Print Products Revenue
     Our print products revenue has continued to decline due to weaker economic conditions and competition from other advertising media. Recent print products advertising sales continue to decline as compared to the prior year. We recognize print products revenue ratably over the life of each directory. These declines in print products advertising sales will impact print products revenue into 2009. For the three and nine month periods ended September 30, 2008, net print products advertising sales declined 12.9% and 10.3%, respectively, compared to the same periods in 2007, with multi-product advertising sales declining 10.8% and 8.7% for the same periods, respectively.
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     The following table sets forth our operating results for the three months ended September 30, 2008 and 2007:

Three months ended September 30,	2008	2007	Change	% Change
		(in millions, except %)

Operating Revenue
Print products	$659	$721	$(62)	(8.6)%
Internet	75	69	6	8.7
Other	1	1	—	—

Total operating revenue	735	791	(56)	(7.1)

Operating Expense
Selling	176	171	5	2.9
Cost of sales (exclusive of depreciation and amortization)	151	149	2	1.3
General and administrative	110	91	19	20.9
Depreciation and amortization	19	22	(3)	(13.6)

Total operating expense	456	433	23	5.3

Operating income	279	358	(79)	(22.1)
Interest expense, net	162	168	(6)	(3.6)

Income before provision for income taxes	117	190	(73)	(38.4)
Provision for income taxes	44	73	(29)	(39.7)

Net income	$73	$117	$(44)	(37.6)%

Operating Revenue
     Operating revenue of $735 million for the three months ended September 30, 2008 decreased $56 million, or 7.1%, compared to $791 million for the three months ended September 30, 2007 for the reasons described below.
     Print Products. Revenue from print products of $659 million for the three months ended September 30, 2008 decreased $62 million, or 8.6%, compared to $721 million for the three months ended September 30, 2007. This decline resulted from reduced advertiser renewals reflecting weaker economic conditions, partially offset by the addition of new advertisers and revenue from new product offerings. We continue to face competition in the print directory market and from other advertising media, including cable television, radio and the Internet.
     Internet. Internet revenue of $75 million for the three months ended September 30, 2008 increased $6 million, or 8.7%, compared to $69 million for the three months ended September 30, 2007, as we continued to expand our product offerings, market reach and advertiser base.
Operating Expense
     Operating expense of $456 million for the three months ended September 30, 2008 increased $23 million, or 5.3%, compared to $433 million for the three months ended September 30, 2007 for the reasons described below.
     Selling. Selling expense of $176 million for the three months ended September 30, 2008 increased $5 million, or 2.9%, compared to $171 million for the three months ended September 30, 2007. This increase was primarily due to higher employee related and benefits costs, partially offset by lower advertising costs.
     Cost of Sales. Cost of sales of $151 million for the three months ended September 30, 2008 increased $2 million, or 1.3%, compared to $149 million for the three months ended September 30, 2007. This increase was primarily due to increased Internet traffic costs, partially offset by lower employee related costs.
     General and Administrative. General and administrative expense of $110 million for the three months ended September 30, 2008 increased $19 million, or 20.9%, compared to $91 million for the three months ended September 30, 2007. The increase was largely the result of higher bad debt, a contract settlement with a former reseller and a gain that was recorded in the third quarter of 2007 resulting from the sale of owned facilities. During the third quarter of 2008, we recorded additional restructuring costs of $4 million, primarily representing facilities costs, including rent and other expenses associated with exiting certain leased facilities. These restructuring costs were incurred as part of strategic organizational and market exit initiatives to improve ongoing operational efficiencies and reduce operating costs. These increases were partially offset by lower transition costs associated with our spin-off from Verizon, lower employee related costs, and lower stock-based compensation expense. Bad debt expense of $60 million for the three months ended September 30, 2008, increased by $13 million, or 27.7%, compared to $47 million for the three months ended September 30, 2007. The increased bad debt expense was influenced by the current weak economic environment, as well as the continuing effect of a temporary relaxation of certain aspects of our credit policy in mid-2007 associated with the transition of billing activities from Verizon. Bad debt expense as a percent of total operating revenue was 8.2% for the three months ended September 30, 2008 compared to 5.9% for the three months ended September 30, 2007. Our bad debt has increased over the past several quarters, both in dollar amount and as a percentage of revenue. Given the current economic environment, our bad debt could continue to increase.
Interest Expense, Net
     Interest expense, net of interest income, of $162 million for the three months ended September 30, 2008 decreased $6 million, or 3.6%, compared to $168 million for the three months ended September 30, 2007, as a result of reduced principal balances and lower interest rates associated with our outstanding debt.
Provision for Income Taxes
     Provision for income taxes of $44 million for the three months ended September 30, 2008 decreased $29 million, or 39.7%, compared to $73 million for the three months ended September 30, 2007, primarily due to lower pre-tax income as discussed above. Also, the provision for income taxes reflects a decline in the effective tax rate from 38.4% for the three months ended September 30, 2007 to 37.6% for the three months ended September 30, 2008. The results for the three months ended September 30, 2008 and 2007 include the effects of interest expense and other one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 35.5% for 2008. The full year effective tax rate for 2007 was 35.7%.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     The following table sets forth our operating results for the nine months ended September 30, 2008 and 2007:

Nine months ended September 30,	2008	2007	Change	% Change
		(in millions, except %)
Operating Revenue
Print products	$2,038	$2,189	$(151)	(6.9)%
Internet	223	210	13	6.2
Other	3	3	—	—

Total operating revenue	2,264	2,402	(138)	(5.7)

Operating Expense
Selling	541	544	(3)	(0.6)
Cost of sales (exclusive of depreciation and amortization)	461	469	(8)	(1.7)
General and administrative	306	291	15	5.2
Depreciation and amortization	59	66	(7)	(10.6)

Total operating expense	1,367	1,370	(3)	(0.2)

Operating income	897	1,032	(135)	(13.1)
Interest expense, net	491	505	(14)	(2.8)

Income before provision for income taxes	406	527	(121)	(23.0)
Provision for income taxes	146	198	(52)	(26.3)

Net income	$260	$329	$(69)	(21.0)%

Operating Revenue
     Operating revenue of $2,264 million for the nine months ended September 30, 2008 decreased $138 million, or 5.7%, compared to $2,402 million for the nine months ended September 30, 2007 for the reasons described below.
     Print Products. Revenue from print products of $2,038 million for the nine months ended September 30, 2008 decreased $151 million, or 6.9%, compared to $2,189 million for the nine months ended September 30, 2007. This decline resulted from reduced advertiser renewals reflecting weaker economic conditions, partially offset by the addition of new advertisers and revenue from new product offerings. We continue to face competition in the print directory market and from other advertising media, including cable television, radio and the Internet.
     Internet. Internet revenue of $223 million for the nine months ended September 30, 2008 increased $13 million, or 6.2%, compared to $210 million for the nine months ended September 30, 2007, as we continued to expand our product offerings, market reach and advertiser base.
Operating Expense
     Operating expense of $1,367 million for the nine months ended September 30, 2008 decreased $3 million, or 0.2%, compared to $1,370 million for the nine months ended September 30, 2007 for the reasons described below.
     Selling. Selling expense of $541 million for the nine months ended September 30, 2008 decreased $3 million, or 0.6%, compared to $544 million for the nine months ended September 30, 2007. This decrease resulted primarily from lower advertising costs, partially offset by higher employee related costs.
     Cost of Sales. Cost of sales of $461 million for the nine months ended September 30, 2008 decreased $8 million, or 1.7%, compared to $469 million for the nine months ended September 30, 2007. This decrease was primarily due to lower employee related costs and reduced contract services costs, partially offset by higher Internet traffic costs and increased printing costs.

     General and Administrative. General and administrative expense of $306 million for the nine months ended September 30, 2008 increased $15 million, or 5.2%, compared to $291 million for the nine months ended September 30, 2007. The increase was largely the result of higher bad debt, employee severance costs, a contract settlement with a former reseller, contract services costs, and a gain that was recorded in the third quarter of 2007 resulting from the sale of owned facilities. Additionally, we recorded restructuring costs of $11 million, which include severance costs associated with one-time termination benefits of $7 million, and facilities costs, including rent and other expenses incurred associated with exiting certain leased facilities, of $3 million. These restructuring costs were associated with the Company implementing strategic organizational and market exit initiatives to improve ongoing operational efficiencies. These increases were partially offset by lower transition costs associated with our spin-off from Verizon, lower stock-based compensation expense, and lower employee related costs. Bad debt expense of $147 million for the nine months ended September 30, 2008, increased by $36 million, or 32.4%, compared to $111 million for the nine months ended September 30, 2007. The increased bad debt expense was influenced by the current weak economic environment, as well as a temporary relaxation of certain aspects of our credit policy in mid-2007 associated with the transition of billing activities from Verizon. Bad debt expense as a percent of total operating revenue was 6.5% for the nine months ended September 30, 2008 compared to 4.6% for the nine months ended September 30, 2007. Our bad debt has increased over the past several quarters, both in dollar amount and as a percentage of revenue. Given the current economic environment, our bad debt could continue to increase.
Interest Expense, Net
     Interest expense, net of interest income, of $491 million for the nine months ended September 30, 2008 decreased $14 million, or 2.8%, compared to $505 million for the nine months ended September 30, 2007, as a result of reduced principal balances and lower interest rates associated with our outstanding debt.
Provision for Income Taxes
     Provision for income taxes of $146 million for the nine months ended September 30, 2008 decreased $52 million, or 26.3%, compared to $198 million for the nine months ended September 30, 2007, primarily due to lower pre-tax income as discussed above. Also, the provision for income taxes reflects a decline in the effective tax rate from 37.6% for the nine months ended September 30, 2007 to 36.0% for the nine months ended September 30, 2008. The results for the nine months ended September 30, 2008 and 2007 include the effects of interest expense and other one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 35.5% for 2008. The full year effective tax rate for 2007 was 35.7%.
Liquidity and Capital Resources
     The following table sets forth a summary of cash flows for the nine months ended September 30, 2008 and 2007:

Nine Months Ended September 30,	2008	2007	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$377	$334	$43
Investing activities	(35)	(4)	(31)
Financing activities	(86)	(186)	100

Increase In Cash and Cash Equivalents	$256	$144	$112

     Our primary source of funds continues to be cash generated from operations. Net cash from operations of $377 million for the nine months ended September 30, 2008, increased $43 million compared to the nine months ended September 30, 2007. This increase was the result of reduced interest payments on debt, lower transition costs and income tax payments, partially offset by lower collections associated with declines in revenue.
     Net cash used in investing activities of $35 million for the nine months ended September 30, 2008 increased $31 million compared to $4 million for the nine months ended September 30, 2007, primarily due to the proceeds resulting from the sale of Company owned facilities recorded in 2007 and higher capital expenditures in 2008.

     Net cash used in financing activities of $86 million for the nine months ended September 30, 2008 decreased $100 million compared to $186 million for the nine months ended September 30, 2007, due to a reduction in dividends paid. On March 27, 2008, we announced the decision by our Board of Directors to eliminate the payment of dividends as part of our current capital allocation program.
     We believe the net cash provided by our operating activities, supplemented with borrowings under our revolving credit facility, and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for at least the next 12 months.
     As previously discussed in “Print Products Revenue” above, if the decline in our print products revenue continues at the rate it declined in the periods ended September 30, 2008, or accelerates, and we are not successful in reducing costs or increasing our Internet revenues to offset this decline, we may employ capital structure alternatives or seek waivers or amendments to certain covenants under our credit agreements.
     On October 24, 2008, we initiated borrowings of $247 million under our existing $250 million revolving credit facility, leaving an undrawn balance of approximately $1 million. We made this borrowing under our revolving credit facility to increase our cash position to preserve our financial flexibility in light of the current uncertainty in the credit markets. In accordance with the terms of the senior secured credit facility, we intend to use the proceeds from the borrowing for general corporate purposes.
     On October 30, 2008, we announced that we have retained financial advisors in connection with the review of alternatives related to our capital structure. Our objective is to maximize opportunities to better ensure that Idearc has an appropriate capital structure to support its strategic business objectives. We intend to consider all available opportunities to strengthen our balance sheet and risk profile. There can be no assurances that we will pursue transactions related to any such alternatives.
Restructuring
     In the second quarter of 2008, we began implementing strategic organizational and market exit initiatives to improve operational efficiencies and reduce total operating costs. We intend to reduce total annual operating expense by approximately 10% through next year. We are developing plans to achieve the targeted expense reduction, and anticipate that some of the benefits from this expense reduction may be reflected in our 2008 financial results. As part of the proposed restructuring, we anticipate reducing headcount by about 20% by December 31, 2009 through reductions in force and attrition. In connection with this restructuring, we expect to incur restructuring charges, including one-time termination benefits and lease termination costs. During the nine months ended September 30, 2008, we recorded $11 million of restructuring charges associated with one-time termination benefits and facilities costs. We anticipate that there will be additional restructuring charges in subsequent periods.
Critical Accounting Policies
     See the Company’s critical accounting policies discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to these policies during the nine months ended September 30, 2008.
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
     As of September 30, 2008, we had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million, which represents approximately 89% of our floating rate debt. Under the interest rate swap agreements, we pay fixed rate interest at rates ranging from 4.86% to 5.15% and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. The impact of our implemented interest rate strategy has effectively increased our fixed rate debt to 93% of our total outstanding debt. These swap agreements comply with our debt covenants under our senior secured credit facilities that require that at least 50% of our total outstanding debt be subject to fixed interest rates until March 2009.
     On August 18, 2008, we entered into a new interest rate swap arrangement which effectively resulted in the de-designation of the $1,100 million swap maturing on September 30, 2010. In this arrangement, the remaining life of the $1,100 million swap was combined with a new basis swap and re-designated as a cash flow hedge. In the new interest rate swap agreement, we pay interest based on the three month LIBOR rate and receive interest based on the one month LIBOR rate plus an 8.5 basis point spread. The new interest rate swap agreement hedges the variability in cash flows attributable to changes in interest rates on the remaining monthly variable interest payments on borrowings under the Tranche A facility through the maturity of the swap agreement on September 30, 2010.
     All derivative financial instruments are recognized as either assets or liabilities on the balance sheet with measurement at fair value. The fair values of the derivative financial instruments are determined in accordance with SFAS 157. On a quarterly basis, the fair values of the interest rate swap arrangements are determined based on observable market prices of similar instruments. For those interest rate swap agreements in a liability position, nonperformance risk of the Company is factored into the measurement of fair values. See Note 3 to our consolidated financial statements included in this report for a further explanation of fair value measurements.
     We assess, at both the inception of the hedge transaction and on an ongoing basis, whether the derivatives used in hedged transactions are highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in accumulated other comprehensive loss, a component of stockholders’ equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any ineffectiveness of the hedge transaction is recorded in current period net income as part of interest expense, net.
     We have assessed the effectiveness, both prospectively and retrospectively, of the interest rate swap agreements for the period ended September 30, 2008 using a regression analysis and have concluded that the swap agreements remain highly effective. The fair value of the interest rate swap agreements at September 30, 2008 are valued at $167 million ($109 million net of tax, recorded to accumulated other comprehensive loss) and are classified on the balance sheet as other non-current assets of $2 million and other non-current liabilities of $169 million.
     The amount of ineffectiveness, recorded in earnings, is equal to the excess of the cumulative change in the fair value of the actual interest rate swap over the cumulative change in the fair value of the “perfect” hypothetical interest rate swap transaction. The hypothetical interest rate swap transaction is presumed to perfectly offset the hedged cash flow. We recorded a $4 million reduction to interest expense, net in the consolidated statements of income as a result of swap transaction ineffectiveness. Also, due to the de-designation of the $1,100 million interest rate swap transaction maturing September 30, 2010, $2 million was amortized from accumulated other comprehensive loss to interest expense, net in the consolidated statements of income. Approximately $28 million will be amortized over the remaining term of the interest rate swap agreement.
     In addition to the interest rate swap agreements, we entered into a basis swap transaction effective March 31, 2008 with a notional amount of $600 million ($400 million on Tranche A and $200 million on Tranche B) maturing December 31, 2008. Under the basis swap transaction, we receive one month LIBOR from the counter party, pay one month LIBOR plus the appropriate spread on the secured debt and pay three month LIBOR less 6.375 basis points to the swap counter party. The change in fair market value of the basis swap is recorded to interest expense, net in the consolidated statements of income.
     We performed an interest rate sensitivity analysis on our variable rate debt. The analysis indicated that a 0.5% increase in interest rate associated with floating rate debt would reduce our 2008 pre-tax earnings by $3.4 million, taking into account the impact of our implemented interest rate strategy.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007 are updated to include the following:
     Our stock may be delisted from the New York Stock Exchange if we do not meet the exchange’s continued listing standards.
     Our common stock trades on the New York Stock Exchange (“NYSE”). On October 24, 2008, we received notice from the NYSE that we were not in compliance with NYSE continued listing standards because the average closing price of our common stock over a consecutive 30 trading-day period was less than $1.00 per share. The NYSE continued listing standards also require that we maintain an average market capitalization of not less than $75 million over a consecutive 30 trading-day period. Although we are currently in compliance with this market capitalization standard, our market capitalization has recently dropped below $75 million. Under applicable NYSE rules, we generally have six months to remedy any non-compliance with these requirements, or we will be subject to suspension and delisting procedures.
     If the average trading price of our common stock does not sufficiently improve, we will consider a reverse stock split and other possible alternatives. If we decide to pursue a reverse stock split, the transaction will require stockholders approval at the 2009 annual meeting of stockholders, which is scheduled for May 2009. Even if a reverse stock split is proposed, stockholders may not approve the reverse stock split. Further, if the reverse stock split is approved and completed, it may not result in a sustained trading price of our common stock sufficient to prevent delisting.
     If our common stock is delisted, there could be a reduction in the liquidity and market price of our common stock. A delisting could also reduce the number of investors willing to hold or acquire our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table provides information about shares acquired from employees during the third quarter of 2008 as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees pursuant to the Idearc Inc. 2008 Incentive Compensation Plan and the Idearc Inc. Long Term Incentive Plan.

			Total Number
			of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased	Per Share	or Programs	Plans or Programs
July 1 — July 31	14,051	$2.10	—	—
August 1 — August 31	18,917	$1.32	—	—
September 1 — September 30	2,611	$1.22	—	—

Total	35,579	$1.62	—	—

Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Description

10.1	Summary of Additional Relocation Benefit for Scott W. Klein

31.1	Certification of Scott W. Klein filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott W. Klein and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEARC INC.

November 6, 2008	/s/ Scott W. Klein

Scott W. Klein
Chief Executive Officer
(Principal Executive Officer)

November 6, 2008	/s/ Samuel D. Jones

Samuel D. Jones
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Summary of Additional Relocation Benefit for Scott W. Klein

31.1	Certification of Scott W. Klein filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott W. Klein and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002