Form 10-K
period 2008-12-31
IDEARC INC.
filed 2009-03-12
CIK 1367396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number: 1-32939

IDEARC INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	20-5095175 (I.R.S. Employer Identification Number)
2200 West Airfield Drive, P.O. Box 619810 D/FW Airport, TX (Address of Principal Executive Offices)	75261 (Zip Code)

Registrant's telephone number, including area code:
(972) 453-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	None

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐        No ☑

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☑

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $346.7 million, based upon the closing price of the shares on the New York Stock Exchange on that date.

         As of March 6, 2009, there were 148,191,915 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement relating to the 2009 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

        We own or have rights to use various copyrights, trademarks, service marks and trade names in our business, including, but not limited to, Idearc®, Idearc Media®, the Idearc logo, the Idearc Media logo, Verizon® Yellow Pages, Verizon® White Pages, Verizon® Yellow Pages Companion Directories, FairPoint® Yellow Pages, FairPoint® Yellow Pages Companion Directories, Superpages®, Superpages.com®, Switchboard®, Switchboard.com™, LocalSearch.comSM, Superpages MobileSM, Solutions on the Move™, SolutionsDirect™, Solutions Direct Exclusive Mailer™ and SuperGuaranteeSM. This report also includes copyrights, trademarks, service marks and/or trade names of other companies.

i

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. Statements that include the words "may," "could," "should," "would," "believe," "anticipate," "forecast," "estimate," "expect," "preliminary," "intend," "plan," "project," "outlook" and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

  •
  risks related to our substantial indebtedness, including covenant compliance, the potential acceleration of debt obligations and the related impacts on our liquidity;

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

  •
  access to capital markets and increased borrowing costs in connection with recent ratings downgrades;

  •
  changes in the availability and cost of paper and other raw materials used to print our directories and our reliance on third-party providers for printing and distribution services;

  •
  increased credit risk associated with our reliance on small-and medium-sized businesses as clients, in particular in the current economic environment;

  •
  changes in our operating performance;

  •
  increased demands on our management team as a result of discussions around capital restructuring;

  •
  our ability to attract and retain qualified executives;

  •
  our ability to maintain good relations with our unionized employees;

  •
  changes in U.S. labor, business, political and/or economic conditions;

  •
  changes in governmental regulations and policies and actions of regulatory bodies;

  •
  the outcome of pending or future litigation and other claims;

  •
  our reliance on third-party providers for computer systems and data processing for key financial systems, including payroll, accounts payable, procurement and general ledger;

  •
  risks inherent in our spin-off from our former parent corporation, Verizon Communications Inc., which we refer to as Verizon, including increased costs and reduced profitability associated with operating as an independent company; and

  •
  risks associated with our obligations under agreements entered into with Verizon in connection with our spin-off.

        The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under "Item 1A. Risk Factors." If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

ii

PART I

Item 1.    Business.

Overview

        We are one of the largest yellow pages directories publishers in the United States as measured by revenues, and we believe that we are one of the nation's leading online local search providers. Our products include print yellow pages, print white pages, Superpages.com, our online local search resource, and Superpages Mobile, our information directory for wireless subscribers. We became an independent public company in November 2006 when Verizon Communications Inc. completed the spin-off of our shares to Verizon's stockholders.

        We are transforming from a print-centric business to a multi-product business. As we effect this transformation, our strategy is to continue providing a portfolio of multiple advertising products to ensure our advertisers will have opportunity for a presence regardless of where or when consumers are searching for local information.

        Together with our predecessor companies, we have more than 125 years of experience in the print directory business. We believe that we have consistently held a leading market position in the markets in which Verizon is the incumbent local exchange carrier. We publish our directories in approximately 350 markets in 34 states across the United States and in the District of Columbia, providing a geographically diversified revenue base. In 2008, we published more than 1,200 distinct directory titles, including more than 1,100 directory titles in our incumbent markets and more than 100 directory titles in our expansion markets. During 2008, we distributed about 126 million copies of these directories to businesses and residences in the United States.

        In 2008, we generated revenues of $2,973 million and operating income of $926 million. We derive our revenues primarily through the sale of print directory advertising. Approximately 90% of our revenues for 2008 came from the sale of advertising in print directories. Approximately 10% came from our Internet products. Our Internet products and services are an important part of our business, and will become increasingly important as we effect our transformation.

        We are the exclusive official publisher of Verizon print directories in the markets in which Verizon is currently the incumbent local exchange carrier. We use the Verizon brand on our print directories in these and other specified markets. We launched Superpages.com in 1996. Superpages.com now has approximately 20.9 million business listings and tens of millions of residential listings in the United States. In 2008, consumers conducted more than 23 billion network searches using the Superpages.com network.

        We believe that businesses choose our products and services because they value the return on investment they achieve when advertising through our products and services relative to other media. In making a decision to advertise, we believe that our clients recognize the fact that a large number of consumers who consult yellow pages directories actually make a purchase and that a broad and diverse demographic and geographic base of consumers use our print and Internet products. We also believe that our clients value the quality of our client service and other support we provide.

        We began operations as an independent public company on November 17, 2006 when we were spun-off from Verizon. In connection with the spin-off transaction, we assumed approximately $9,115 million of debt. Our outstanding debt consists of senior secured facilities and senior unsecured notes totaling $9,267 million at December 31, 2008. The senior secured facilities consist of: (a) Tranche A term loan facility of $1,515 million, (b) Tranche B term loan facility of $4,655 million, and (c) a revolving credit facility with $247 million outstanding. The outstanding senior unsecured notes total $2,850 million at December 31, 2008. See Note 9 to our consolidated financial statements included in this report for additional information on debt.

        Our senior secured facilities and senior unsecured notes require us to comply with customary affirmative and negative covenants and include customary events of default. Included in these covenants is a quarterly leverage ratio covenant calculation (total indebtedness less cash to earnings before interest, taxes, depreciation and amortization, as defined). At December 31, 2008, we were in compliance with the quarterly leverage ratio covenant. However, based on current forecasts, we anticipate that we may be noncompliant with the quarterly leverage ratio covenant sometime in the first half of 2009. Additionally, because the December 31, 2008 financial statements we will provide to our lenders will include a Report of Independent Registered Public Accounting Firm that contains an explanatory paragraph expressing doubt as to our ability to continue as a going concern, we will be noncompliant with a second covenant. Noncompliance with this covenant is an event of default under the senior secured facilities thirty days following notice of such default from the lenders. Upon an event of default, absent other potential remedies, the lenders may declare the total secured debt outstanding to be due and payable, and upon acceleration, our unsecured notes would also become due and payable.

        We have evaluated various options for restructuring our capitalization and debt service obligations to alleviate the covenant issues discussed above and to create a capital structure that will permit Idearc to remain a going concern. On October 30, 2008, we announced that we had retained Merrill Lynch & Co. and Moelis & Company as financial advisors in connection with the review of alternatives related to our capital structure. Idearc and its advisors have considered various alternatives to strengthen our balance sheet and financial risk profile. Among these alternatives, we are currently considering a restructuring through a "pre-packaged", "pre-negotiated", or similar plan of reorganization under federal bankruptcy laws. Idearc and its advisors continue to work with representatives of holders of both the senior secured facilities and the senior unsecured notes in this regard. If we are unable to achieve a "pre-packaged", "pre-negotiated", or similar plan of reorganization, it would likely be necessary that we file for reorganization under federal bankruptcy laws in any event.

Competitive Strengths

        We believe that our business possesses the following strengths that will enable us to continue to implement our multi-platform strategy and compete successfully in the local advertising marketplace:

  •
  Leading Market Position.    We are one of the largest yellow pages directories publishers in the United States as measured by revenues, and we believe that we are one of the nation's leading online local search providers. We are the exclusive official publisher of Verizon Yellow Pages in the markets in which Verizon is the incumbent local exchange carrier. Verizon has granted us the right to use the Verizon brand on our print directories in these and other specified markets. We believe our position as the official publisher of Verizon print directories in the markets in which Verizon is the incumbent local exchange carrier drives consumer awareness and use of our directories. In addition, we believe that the Verizon brand and Verizon's long-term presence as the incumbent local exchange carrier position us as a preferred directory for both local advertisers and consumers in these markets and provide us immediate credibility as we enter other markets

  •
  Leading Online Local Search Provider.    We believe that we are one of the nation's leading online local search providers with Superpages.com. In 2008, the Superpages.com network had more than 23 billion network searches, which was a 380% increase from the prior year. As of December 31, 2008, Superpages.com had approximately 20.9 million business listings and tens of millions of residential listings in the United States. We believe Superpages.com has evolved into a leading online product for traditional and non-traditional advertisers because of our focus on delivering relevant content, supplying advanced technology and attracting increased traffic. Under agreements with several major search engines, we place local advertising on the search engines' websites, providing us with higher traffic volume while retaining the client relationship. We believe that even as those search engines develop their own local search capabilities, they will continue to find these agreements beneficial because our local sales force provides them access to local advertising content without having to invest in their own local sales force.

  •
  Superior Value Proposition for our Advertisers.    We believe directory advertising provides our advertisers with a greater value proposition than other media because it targets consumers at the key time when they are actively seeking information to make a purchase. We also believe that our directory advertising generally provides a competitive cost per reference. Cost per reference is a measure of an advertiser's cost per contact generated from advertising through our products and services. Further, we believe that our directory advertising provides a higher return on investment than many other local advertising alternatives, including newspapers, television and radio. We offer our clients an array of complementary products in which they can advertise, including Verizon Yellow Pages, Verizon White Pages, Verizon Yellow Pages Companion Directories, Superpages.com, Superpages Mobile, Switchboard.com, Solutions on the Move, SolutionsDirect, and Solutions Direct Exclusive Mailer direct mail packages, all of which extend our clients' reach into other media categories.

  •
  Large Locally Based Sales Force.    The majority of our sales force is locally based, operating from 61 sales offices and consisting of premise sales representatives who generally focus on high-revenue clients. We believe the size, local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with our advertisers. Our local print client renewal rates (which exclude the loss of clients that did not renew because they are no longer in business) have remained above 80% over the past three years and exceed 90% for our highest value clients. These are strong retention rates in spite of the significant economic downturn in 2008. In addition, we have well-established training programs, practices and procedures to manage the productivity and effectiveness of our sales force. See "Sales and Marketing." .

  •
  Strong Cash Flow.    Our business benefits from a large revenue base, low capital requirements and strong cash flow. The pre-sold nature of directory advertising provides revenue and cash flow visibility because advertisers generally pay on a monthly basis over the life of a print directory and over the term of Internet advertising, both of which are typically one year. The capital expenditure requirements of our business are modest and amounted to $56 million, $46 million and $64 million in 2008, 2007 and 2006, respectively representing less than 2% of annual operating revenues.

  •
  Product Innovation and Adaptation.    We believe we are adept at both developing innovative products and adapting quickly to consumer preferences, enabling us to maintain our strong position in both the Internet and print directories markets. Since the launch of Superpages.com in 1996, we have continued to develop Superpages.com to adapt to market demands and advances in technology and to effectively compete or cooperate with other online information providers. In 2005, we introduced Verizon Yellow Pages Companion Directories, which are convenient, smaller-sized directories that are distributed in conjunction with the full-size Verizon Yellow Pages. Advertising in the companion directories is available to businesses that maintain or increase their programs in the core directory. Within a year of introducing our smaller-sized directories, we became the largest publisher of smaller-sized companion directories. We offer print extensions, such as SolutionsDirect advertising postcard packages, to enable us to capture revenue in the $60 billion direct mail industry. We also publish more than 50 Hispanic directories, which we believe is substantially more than any of our competitors.

  •
  Diverse and Attractive Markets.    We currently publish our directories in approximately 310 incumbent markets and approximately 40 expansion markets. We operate in 34 states across the United States and in the District of Columbia. We believe our markets are attractive for local and national advertisers due to the high concentration in our markets of well-educated and affluent residents and higher consumer spending than the national average. We believe we have a degree of protection from regional market fluctuations because we have a presence in approximately 350 markets across the U.S., many of which feature highly attractive demographics. In 2008, our top ten directories, as measured by revenues, accounted for approximately 11% of our revenues and no single directory accounted for more than 2% of our revenues.

  •
  Broad Client Base.    Our revenues come from more than 660,000 clients as of December 31, 2008. In 2008, a new methodology to count clients on the basis of unique billing accounts was adopted.

    The year-end 2007 client count under the new methodology was 755,000. We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser. The renewal rates of our local print clients (which exclude the loss of clients that did not renew because they are no longer in business) have been over 80% for the past three years and over 90% for our highest value clients. In 2008, no single local client accounted for more than 0.08% of our revenues, with our top ten local clients representing less than 0.6% of our revenues.

Business Strategy

        The principal elements of our business strategy include:

  •
  Strengthen our Multi-Product Portfolio.    Our ability to develop and adapt products to help our advertisers reach more consumers in more ways is key to increasing product usage and generating revenue. We are continuing to enhance our Internet products by focusing on improvements in content, technology and user experience. We are continuing to cater to the advertising needs of local and national businesses by offering print advertising options that fit their needs and budgets. To further increase advertisers' return on investment, we are continuing to implement and refine programs that align each advertiser's costs with the value of the advertising program purchased. In addition, we will introduce and market new products that provide our advertisers with additional opportunities to reach consumers and further enhance their cost per reference.

  •
  Drive Consumer usage by providing the SuperGuaranteeSM.    Our new SuperGuaranteeSM program will provide a guarantee of the services performed by certain of our clients. Not all clients will be eligible to participate; the SuperGuaranteeSM covers only certain service providers who meet minimum ad program criteria. To participate in the SuperGuaranteeSM program, consumers must register and agree to the program terms and conditions prior to receiving the service, and then select a participating SuperGuaranteeSM service provider.

  •
  Leverage the Verizon Brand.    We believe the Verizon brand positions us as a preferred directory for both local advertisers and consumers in the markets in which Verizon is the incumbent local exchange carrier and provides us immediate credibility as we move into other markets.

  •
  Continue to Leverage our Large Locally Based Sales Force.    We are developing multi-product training programs for our sales representatives to enhance productivity, reinforce our multi-product portfolio and more effectively manage our client relationships. We offer an incentive-based compensation plan that we believe increases productivity and lowers employee turnover.

  •
  Continue to Implement Market-Specific Programs.    We intend to continue to implement market-specific strategies. For example, in select markets, we intend to introduce Internet products first rather than print directory options. This approach allows us to penetrate the market more quickly and capitalize on the growth of this product. As market opportunity dictates, we may follow with a print advertising offer. In addition, where appropriate, we intend to continue adjusting the geographic reach of specific products to reflect changing demographics and shopping patterns, adjusting the timing and method of directory distribution and expanding our product line to attract new spending from our client base.

History

        We began publishing directories as part of the "Bell System" under AT&T. In 1936, GTE was founded and shortly thereafter began publishing directories. In 1984, the local exchange businesses (including the directory operations) of AT&T were reorganized into seven "regional bell operating companies," which were spun-off as independent companies. Two of those companies, NYNEX and Bell Atlantic, combined their businesses when Bell Atlantic acquired NYNEX in 1997. The combined directory operations of NYNEX, Bell Atlantic and GTE began doing business as Verizon Directories Corp. after GTE became a wholly owned subsidiary of Bell Atlantic in 2000 and Bell Atlantic was renamed Verizon Communications Inc.

        In anticipation of the spin-off, Verizon transferred its domestic print and Internet yellow pages directories publishing operations to us. The spin-off was completed in November 2006 through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon's stockholders.

Markets

        In 2008, we published more than 1,200 directories in approximately 350 markets in 34 states across the United States and in the District of Columbia and distributed approximately 126 million directories to businesses and residences in the United States. In 2008, our top ten directories, as measured by revenues, accounted for approximately 11% of our revenues and no single directory accounted for more than 2% of our revenues. Our directories are generally well-established in their communities and cover contiguous geographic areas to create a strong local market presence and achieve selling efficiencies.

  Incumbent Markets

        We publish our directories in approximately 310 incumbent markets. Our incumbent markets principally include the markets in which Verizon is the incumbent local exchange carrier. We believe our incumbent markets are attractive for local and national advertisers due to high concentrations of well-educated and affluent residents and higher consumer spending than the national average.

        In connection with the spin-off, we entered into a number of agreements with Verizon to preserve the benefits of being the publisher of Verizon print directories. These agreements included a publishing agreement and a branding agreement, each of which has an initial term of 30 years, expiring in 2036. The publishing agreement will automatically renew for additional five-year terms unless we or Verizon provide at least 24 months' notice of termination. Under the publishing agreement, Verizon named us the exclusive official publisher of Verizon print directories of wireline listings for markets in which Verizon is currently the incumbent local exchange carrier. In the branding agreement, Verizon granted us a limited right to use certain Verizon trademarks and service marks in connection with publishing certain print directories and to identify ourselves as its official print directory publisher.

        In 2008, we entered into a number of agreements with FairPoint Communications in connection with the transfer by Verizon to FairPoint of certain local exchange assets in Maine, New Hampshire and Vermont. These agreements included a publishing agreement, a branding agreement, and a non-competition agreement, each of which has a term expiring in 2036. The publishing agreement will automatically renew for additional five-year terms unless we or FairPoint provide at least 24 months' notice of termination. Under the publishing agreement, FairPoint named us the exclusive official publisher of FairPoint print directories of wireline listings in the incumbent markets it acquired from Verizon. In the branding agreement, FairPoint granted us a limited right to use certain FairPoint trademarks and service marks in connection with publishing certain print directories and to identify ourselves as its official print directory publisher in the applicable markets. Under the non-competition agreement, FairPoint generally agreed not to publish tangible or digital (excluding Internet) media directory products consisting principally of wireline listings and classified advertisements of subscribers in the applicable markets.

        We believe we have a competitive advantage by serving as the exclusive official publisher of Verizon print directories in the markets in which Verizon is the incumbent local exchange carrier. Incumbent publishers can generally deliver a better value proposition to advertisers (measured in terms of cost per reference, or an advertiser's cost per contact generated from advertising through a publisher's product or service) because those publishers tend to have a higher frequency of consumer use in the market, largely due to their long-term presence in a particular market and user perceptions of accuracy, completeness and trustworthiness of their directories. Incumbent publishers also tend to benefit from established client bases and solid, cost-efficient operations infrastructures. We believe that Verizon's long-term presence as the incumbent local exchange carrier in substantially all of our incumbent markets, as well as our ongoing association with the Verizon brand, positions us as a preferred directory for both local advertisers and consumers in those markets.

  Expansion Markets

        In 2002, we launched an initiative to expand into markets where Verizon is not the incumbent local exchange carrier. We currently operate in approximately 40 expansion markets, in which we publish more than 100 distinct directory titles. Our market expansion strategy enables us to compete with other publishers while broadening our geographic presence.

        We believe that Verizon's national brand presence provides us with a competitive advantage in our current expansion markets. The branding agreement we entered into with Verizon granted us a limited right to use the Verizon brand on our print directories in our current expansion markets, in a small number of other expansion markets we are currently considering entering and, under certain circumstances, in other markets that we might wish to enter in the future. Our right to use the Verizon brand in these markets is non-exclusive and subject to a number of conditions. This agreement also has an initial 30-year term expiring in 2036.

Products

  Overview

        Our main products are print directories, which generated approximately 90% of our revenues in 2008. We also operate Superpages.com, our online local search resource, and Superpages Mobile, our information service for wireless phone subscribers. We also provide direct and database marketing services. We offer our clients an array of complementary products in which they can advertise, including Verizon Yellow Pages, Verizon White Pages, Verizon Yellow Pages Companion Directories, Superpages.com, Superpages Mobile, Switchboard.com, Solutions on the Move and SolutionsDirect direct mail packages.

  Print Directories

        In 2008, we published more than 1,200 distinct directory titles, consisting of directories that contain only yellow pages, directories that contain only white pages, directories that contain both white and yellow pages, smaller-sized companion directories, directories that include advertisements in both English and Spanish and directories in Spanish only. In addition to print directories, we offer our complementary products that improve our advertisers' reach and return on investment.

        Our directories are designed to meet the advertising needs of local and national businesses and the information needs of consumers. The breadth of our advertising options enables us to create customized advertising programs that are responsive to specific client needs and advertising budget. Our yellow pages and white pages directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in local markets.

        Yellow Pages Directories.    Our yellow pages directories provide a range of paid advertising options, as described below:

  •
  Listing Options.    An advertiser may:

  o
  pay for listings in additional headings;

  o
  pay to have listings highlighted or printed in bold or superbold text, increasing visibility; and/or

  o
  purchase extra lines of text to include information, such as hours of operation, a website address or a more detailed business description.

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

  o
  color coupons and special offers that enable advertisers to deliver promotional offers to consumers;

  o
  advertising space in a variety of specialty guides included in our directories that list services by specialization or service area, including Golf Guides, Health and Wellness Guides, Dining Guides, Women- and Minority-Owned Business Guides and Sports Team-Related Guides;

  o
  gatefold sections, cover tip-ons, cover advertising and specialty tabs that provide businesses with extra space to include more information in their advertisements; and

  o
  a call measurement service, which uses metered telephone numbers to provide advertisers with information about the consumer responses to an advertisement.

        White Pages Directories.    Regulations established by state public utilities commissions require incumbent local exchange carriers to publish and distribute white pages directories of certain residences and businesses that order or receive local telephone service from the carriers. These regulations also require an incumbent carrier, in specified cases, to include information relating to the provision of telephone service provided by the incumbent carrier and other carriers in the service area, as well as information relating to local and state governmental agencies.

        We entered into a publishing agreement with Verizon under which we publish and distribute these directories on behalf of Verizon. Under the publishing agreement, we provide a white pages listing free of charge to every residence and business with local wireline telephone service in the area, as well as a courtesy listing in the yellow pages for business clients. The listing includes the name, address and phone number of the residence or business unless the wireline client requests not to be listed or published. We are responsible for the costs of publishing, printing and distributing these directories, which are included in our operating expenses. We also publish white pages directories in selected expansion markets when we believe doing so will have a positive impact on our business.

        Advertising options include bolding and highlighting for added visibility, extra lines to include supplemental information and in-column and display advertisements. Verizon derives revenues from the sale of certain supplemental listing information in the white pages directories pursuant to state tariffs. Under the publishing agreement, Verizon shares with us 5% of any revenue over a certain baseline amount, determined on a state-by-state basis, that it receives from the sale of supplemental listing information.

        Due to increased public policy pressure from consumers, environmental groups and legislatures with regard to impact of telephone directories to the waste stream, Idearc must enhance its self-regulating, do-not-distribute ("DND") efforts. Idearc implemented an internal DND list in 2008. On-going efforts will be to increase awareness of print product options, ensure ease of use of such features including opting out of printed directory distribution, and to promote printed directory substitutes, for example CD-ROM directories and on-line directory listing access.

  Internet Products

        Overview.    We launched Superpages.com in 1996. Superpages.com was the first online local search resource in the nation to offer advertisers both fixed-fee and performance-based product options. Superpages.com has approximately 20.9 million business listings and tens of millions of residential listings in the United States. In 2008, consumers conducted more than 23 billion network searches using the Superpages.com network. We believe Superpages.com has evolved into a leading online product for traditional and non-traditional advertisers because of our focus on delivering valuable consumer leads by offering accurate and relevant content.

        We are using technology to create a more useful online search experience. We are constantly improving and evolving our relevancy algorithm and rules that combine the highest quality results and advertisers for every search query. We also launched Superpages Mobile, which allows us to deliver our content directly to users of mobile devices. In addition, we offer advertisers the ability to display video clips of their businesses within their business profiles, which is a content enhancement that gives advertisers a cost-effective tool to showcase their businesses for consumers.

        The Superpages.com site is constantly evolving to meet consumer demands as they search for specific products or services. Content enhancements include expanded user ratings and reviews and other user generated content. For example, we launched a restaurant reviews application for Facebook to supply local advertiser content in a social networking environment. With this application, Facebook users can browse, research and write restaurant reviews and compare favorite reviews with others. Reviews written on Facebook are incorporated into the consumer reviews on Superpages.com.

        We also offer feature-rich websites and professional website design services and accompanying search engine marketing options for businesses that do not have the capabilities or resources to manage Internet marketing.

        We distribute our clients' advertising to more than 250 Internet sites to increase online traffic and extend our advertisers' online reach. All of these distribution agreements bring consumers directly into the Superpages.com network. We continue to seek out mutually beneficial arrangements that give our advertisers more exposure and our network more traffic, while giving end-users and others the benefit of our local advertising content. We believe that even as sites we partner with develop their own local search capabilities, they will continue to find agreements with us beneficial, because our local sales force gives them access to local advertising content without having to invest in their own local sales force.

        We provide all businesses with a basic listing on Superpages.com at no charge to the advertiser. Businesses may pay to enhance their listings on Superpages.com and for other premium advertising products, including performance-based products in which advertisers pay on a per-click or per-call basis. Other options that are available include extra lines, online replicas of print advertisements, website and e-mail links, priority placement and banners.

        Features.    Superpages.com provides the following:

  •
  fully searchable content that allows users to search an advertisement and provides refined geographic search capabilities;

  •
  approximately 20.9 million business listings, and tens of millions of residential listings;

  •
  professionally produced video advertisements that appear on Superpages.com as well as the top video sharing sites such as YouTube and Google;

  •
  fixed-fee advertising that allows advertisers to purchase enhancements to their listings or expand their reach to additional geographic areas;

  •
  performance-based advertising products ("PBAP") that allow advertisers to only pay for clicks on their Internet advertising (plus monthly service fees for some accounts based on advertising spend);

  •
  full-service PBAP management to serve the needs of small businesses that cannot or do not wish to manage their program themselves;

  •
  self-service management options for advertisers with the necessary technology resources;

  •
  website hosting and design services, including e-commerce and Web 2.0 technologies;

  •
  a user-generated content feature that enables consumers to rate, comment and add photos and blogs to business listings;

  •
  links to business websites;

  •
  restaurant and hotel reservation options;

  •
  promotional coupons;

  •
  shopping search services that allow consumers to research and compare products and services from multiple websites;

  •
  movie listings and show times;

  •
  street and aerial maps;

  •
  driving directions;

  •
  availability on wireless phones through Superpages Mobile;

  •
  availability of Microsoft Windows Live Messenger instant messaging network;

  •
  listings of local Wi-Fi hotspots;

  •
  local weather and traffic conditions; and

  •
  photos and blogs of local businesses.

        Agreements with search engines and other Internet companies.    We provide search engine marketing ("SEM") services through which we place local advertising content on major search engines as well as on Superpages.com. Through SEM services, we increase our advertisers' reach, thus aiding our ability to retain them as clients and grow their programs. We have agreements with several search engines that give us access to a higher volume of traffic. Even when client advertisements go on other websites, we retain the client relationship. The search engines benefit from our local sales force and full service capabilities for attracting and serving advertisers that might not otherwise transact business with them. As opposed to directly competing with these search engines, our strategy is to collaborate with them, pairing our local sales reach with their extensive distribution networks. We have also entered into strategic agreements with other Internet companies to provide enhanced search capabilities. For example, Superpages.com users may view street and aerial maps provided by Microsoft Map Point. This feature is integrated within our service for Idearc client websites. The feature allows users to select detailed driving instructions to a client's location as well as view aerial and street level photos of the client's location.

Sales and Marketing

        The marketing of directory advertisements is primarily a direct sales effort that requires both maintaining existing clients and developing new clients. Existing clients comprise our core advertiser base and a large number of these clients have advertised in our directories for many years. In 2008, we retained more than 80% of our local print clients from the previous year and exceeded 90% retention for our highest value clients. We base our local print clients' renewal rate on the number of unique local print clients that have renewed advertising. We do not include clients that did not renew because they are no longer in business. Unique local print clients are counted once regardless of the number of advertisements they purchase or the number of directories in which they advertise. Our renewal rate would not be affected if any of these clients were to renew some, but not all, of their advertising. Our renewal rate reflects the importance of our directories to our local clients, for whom yellow pages directory advertising is, in many cases, the primary form of advertising. Larger national companies also use advertising in our directories as an integral part of their national and regional advertising strategies.

        We believe the experience of our sales force has enabled us to develop long-term relationships with our clients, which, in turn, promotes a high rate of client renewal. We also believe that our sales force can further penetrate the markets that we currently serve and increase our sales volume. To further improve the productivity of our sales force, we have initiated various programs, including:

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

  Local Sales Force

        Each yellow pages sale, whether made in person, by telephone or through direct mail, is a separate transaction designed to meet the individual needs of a specific business. As the products have become more complex and as competition has presented advertisers with more choices, the sales process has also become more complex. A sales representative now spends more time learning and perfecting a sales proposal and preparing for a sales call. In addition, the average time a sales representative spends with a client has increased. Therefore, we believe our success in the marketplace is highly influenced by the size and proficiency of our local sales force. The more we employ well-trained, experienced sales representatives, the better able we are to call upon current and prospective clients and, when we do, to customize programs to meet specific client needs.

        As of December 31, 2008, we employed more than 2,700 sales representatives in our local sales force, including sales management, operating out of 61 sales offices throughout the United States. We believe the size, local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with our advertisers.

        Our sales force is divided into four principal groups:

  •
  Premise Sales Representatives.    Our premise sales representatives generally focus on higher revenue clients with whom they typically interact on a face-to-face basis at the client's place of business. Within this group, we have specialized sales representatives for major accounts.

  •
  Telephone Sales Representatives.    Our telephone sales representatives generally focus on medium-sized clients with whom they typically interact over the telephone.

  •
  Centralized Sales Representatives.    Our centralized sales representatives include both centralized account representatives, who generally focus on the smallest accounts, and prospector sales representatives, who generally focus on potential new clients. These representatives manage both mail-out and telephone contact with lower revenue producing clients.

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

        We assign our clients among these groups based on a careful assessment of expected advertising expenditures and propensity to purchase the various products and services that we offer. Each sales representative has a specified client assignment consisting of both new business leads and renewing advertisers and is accountable for meeting sales goals in each two-week period. We believe this practice allows us to deploy our sales force in a more effective manner. A majority of our sales force is locally based, operating out of 61 sales offices. Our local sales force presence facilitates the personal, long-term relationships with local clients necessary to maintain a high rate of local print client renewal.

        Formal training is important to maintain a highly productive sales force. New sales representatives receive approximately eight weeks of training in their first year, including classroom training on sales techniques, our product portfolio, client care and ethics. Following classroom training, they are accompanied on sales calls by experienced sales personnel for further training. They then receive field coaching and mentoring. Our commitment to developing the best sales practices are intended to ensure that sales representatives are able to give advertisers high-quality service and advice on appropriate advertising products and services.

        Our sales representatives are compensated in the form of base salary and incentive compensation.

  National Sales Force

        In addition to our local sales personnel, we have a separate sales channel to serve our national clients. These clients are typically national or large regional chains, including rental car companies, insurance companies and pizza delivery companies. These clients typically purchase advertisements in yellow pages directories in multiple geographical regions. In order to sell to national companies, we use third-party certified marketing representatives ("CMRs") who design and create advertisements for national companies and place those advertisements in yellow pages directories nationwide. Some CMRs are departments or subsidiaries of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which pays us after deducting its commission. We accept orders from approximately 160 CMRs.

Clients

        We generate revenues from our large base of clients. As of December 31, 2008, we had approximately 660,000 clients. In 2008, a new methodology to count clients on the basis of unique billing accounts was adopted. The year-end 2007 client count under the new methodology was 755,000. The decline in clients from 2007 to 2008 was primarily due to the loss of smaller clients with entry level programs.

        We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser. In 2008, no single local client accounted for more than 0.08% of our revenues, with our top ten local clients representing less than 0.6% of our revenues. The breadth of our client base reduces our exposure to adverse economic conditions that may affect particular geographic regions or specific industries and provides additional stability to our operating results.

        Our performance-based incentive compensation programs reward sales representatives who retain a high percentage of their accounts, increase client spending and add new advertisers. Like most directory publishers, we give priority placement within a directory classification to long-time clients. As a result, businesses have a strong incentive to renew their directory advertising purchases each year, to avoid losing their placement within the directory.

Publishing, Production and Distribution

        We generally publish our directories on a 12-month cycle. The publishing cycles for our directories are staggered throughout the year, allowing us to more efficiently use our infrastructure and sales capabilities, as well as the resources of our third-party vendors. The major steps of the publication and distribution process of our directories are:

  •
  Selling.    The sales cycle of a directory varies based on the size of the market and can range from a few weeks to six months. In the months prior to publication, our sales force contacts both existing clients to encourage them to renew and increase the size and prominence of their advertisements and to purchase other products in our portfolio, and potential clients in an effort to expand our client base. Potential clients include businesses that have operated in the area for some time but did not purchase advertising in the most recent edition of our directory, as well as new businesses and businesses that have recently moved into an area.

  •
  Creation of Advertisements.    Upon entering into an agreement with a client, we use our proprietary software to create an advertisement in collaboration with the advertiser.

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

  •
  Printing.    We outsource the printing of our directories using paper we purchase. All of the paper that we use is supplied by several different suppliers. Under our current agreements, suppliers are required to provide up to 100% of the annual forecasted paper requirements in their contracts. Prices under these agreements are negotiated each year based on prevailing market rates, market demand, production capacity and the total available tonnage for each supplier.

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

Billing and Credit Control

        We direct bill all of our clients. Because most directories are published on 12-month cycles, we bill most of our clients over the course of that 12-month period. Fees for national advertisers are typically billed upon issue of each directory in which advertising is placed by CMRs after deducting commissions. Because we do not usually enter into contracts with our national advertisers, we are subject to the credit risk of CMRs on sales to those advertisers to the extent we do not receive fees in advance.

        We manage the collection of our accounts receivable by conducting initial credit checks of new clients (under certain circumstances) and, in some circumstances, requiring personal guarantees from business owners. We check all new orders from existing clients for payments that are past due prior to publishing the new order. When applicable, based on our credit policy, we use both internal and external data to decide whether to sell to a prospective client. In some cases, we may also require the client to prepay part or all of the amount of its order. Beyond efforts to assess credit risk, we employ collection strategies using an integrated system of internal, external and automated means to engage with clients concerning payment obligations.

Competition

        The U.S. directory advertising industry is highly competitive. We compete with many different advertising media, including newspapers, radio, television, the Internet, billboards, direct mail, telemarketing and other yellow pages directory publishers. There are a number of independent directory publishers, such as Yellowbook (the U.S. business of Yell Group), with which we compete in the majority of our major markets. To a lesser extent, we compete with other directory publishers, including AT&T, R.H. Donnelley and Local Insight Media. We compete with these publishers on cost per reference, quality, features, usage leadership and distribution.

        As the exclusive official publisher of Verizon print directories for wireline listings in the markets in which Verizon is the incumbent local exchange carrier, we believe we have an advantage over our independent competitors due to the strong awareness of the Verizon brand, higher usage of our directories by consumers and our long-term relationships with our clients. Under the non-competition agreement that we entered into with Verizon at the time of the spin-off, Verizon generally agreed that it will not publish tangible or digital (excluding Internet) media directory products consisting principally of wireline listings and classified advertisements of subscribers in the markets in which it is the incumbent local exchange carrier through 2036, as long as we meet our obligations under the publishing agreement in those markets, and, subject to certain termination rights, in certain expansion markets through 2011.

        We have competed with other directory publishers for well over a decade and in some markets have had as many as eight different print yellow pages competitors at one time. Historically, much of this competition was from small publishers that had minimal impact on our performance. However, over the past decade, Yellowbook and several other regional competitors have become far more aggressive and have expanded their businesses, including through acquisitions.

        We have competition in over 95% of our markets, including our incumbent markets where we are the exclusive official publisher of Verizon print directories and the expansion markets we have penetrated. Our largest competitor is Yellowbook, which participates in most of our incumbent markets nationwide.

        We believe that we are maintaining our leading market position in our incumbent markets, measured both in terms of usage and advertising revenue. On the usage side, we believe that we continue to be a preferred source of information for consumers by innovating our product line with the addition of smaller-sized companion directories and directories in Spanish, with marketing initiatives aimed at increasing usage. On the advertising revenue side, we believe that we have countered our competitors' pricing strategies with differentiated product offerings that suit our clients' advertising needs and with value-enhancing programs that provide clients with a competitive cost per reference compared with other print directory publishers.

        Although advertising on the Internet still represents only a small part of the total advertising market, as the commercial use of the Internet expands, it will become an increasingly important advertising medium. We compete directly, through Superpages.com, with the Internet yellow pages directories of some of the major directory publishers and the independent publishers. In addition, we compete with several search engines and portals, some of which have entered into agreements with other major directory publishers. We have also entered into agreements with numerous search engines, portals and individual websites pursuant to which we place local advertising content on their respective websites, giving us access to a higher volume of traffic.

Patents, Trademarks and Licenses

        We own several patents, patent applications, trademarks, service marks and Internet domain names in the United States and other countries, including, but not limited to, Idearc, Idearc Media, the Idearc logo, the Idearc Media logo, Superpages.com, Superpages, Switchboard, Switchboard.com, Superpages Mobile, SolutionsDirect and SuperGuarantee. In addition, in connection with the spin-off, we entered into a branding agreement with Verizon that gives us limited rights to use the Verizon name and logo in conjunction with the publication of our print directories in specified markets and an intellectual property agreement that governs our and Verizon's rights with respect to other intellectual property currently shared by us and Verizon. In 2008, we also entered into a branding agreement with FairPoint, which granted us a limited right to use certain FairPoint trademarks and service marks in connection with publishing certain print directories and to identify ourselves as its official print directory publisher in the applicable markets.

Employees

        As of December 31, 2008, we had approximately 6,100 employees, of which 1,850, or approximately 30% of our employees, were represented by unions. In December 2008, we reached new, five year agreements on three labor contracts which had expired in June 2007, covering approximately 560 sales and clerical employees in our New England and Upstate New York offices. In February 2009, tentative agreements were reached for six contracts which had expired in the fall of 2008 covering 340 employees in our New York sales offices. Tentative agreements were also reached in February for five contracts covering 340 employees in our Pennsylvania sales offices. Approximately 610 additional employees are covered by union contracts that will expire at various dates prior to November 2009.

        In the second quarter of 2008, we began implementing strategic organizational and market initiatives to improve ongoing operational efficiencies. In connection with these initiatives, we reduced our headcount by approximately 570 employees in 2008. Severance payments to these severed employees were approximately $8 million. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Restructuring" and Note 3 to our consolidated financial statements included in this report.

Website Information

        Our corporate website is located at www.idearc.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") available free of charge through our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission ("SEC"). Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Code of Conduct and charters for the standing committees of our board of directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

        The table below sets forth information about our executive officers as of March 6, 2009.

Name	Position
Scott W. Klein	Chief Executive Officer
David O. Bethea	Executive Vice President — Sales
Briggs Ferguson	President — Internet
Frank P. Gatto	Executive Vice President — Operations
Sandra L. Henjum	Executive Vice President — Transformation and Marketing
Samuel D. Jones	Executive Vice President — Chief Financial Officer and Treasurer
Scott B. Laver	Executive Vice President — Sales
Michael D. Pawlowski	Executive Vice President — Sales
Georgia R. Scaife	Executive Vice President — Human Resources and Employee Administration
Cody Wilbanks	Executive Vice President, General Counsel and Secretary

        Scott W. Klein, age 51, has been our Chief Executive Officer and a Board member since June 2008. Mr. Klein previously served as an Operating Partner of Symphony Technology Group, a private investment firm, since November 1, 2007. From January 2004 to October 2007, Mr. Klein served as President and Chief Executive Officer of Information Resources, Inc., a provider of information solutions for the consumer packaged goods, retail and healthcare industries. Prior to joining Information Resources, Mr. Klein served as President, Consumer Industries, Retail & Energy Global Industry Group of Electronic Data Systems Corporation from July 2001 to January 2004. Mr. Klein also held management positions with PC Mall, Inc., PrimeSource Building Products, Inc., Guardian Purchasing Corp., PepsiCo, Inc. and The Procter & Gamble Company earlier in his career.

        David O. Bethea, age 39, has been an Executive Vice President since September 2008 overseeing sales for the western United States. Mr. Bethea served as Regional Vice President of Operations for PrimeSource Building Products, Inc., from July 2008 to September 2008. Mr. Bethea also served as Vice President of National Accounts for PrimeSource Building Products, Inc. from August 2002 to July 2008.

        Briggs Ferguson, age 43, has served as President-Internet since April 2008. Mr. Ferguson has responsibility for advanced Internet-based local search products and a broad array of search engine marketing, website development and management and Internet advertising programs. He previously served as Chief Executive Officer for Citysearch, a unit of IAC/InterActive Corp. from April 2002 to April 2007. Prior to that, Mr. Ferguson served as Executive Vice President of Marketing and Product Strategy for Launch Media from 2000 to 2002.

        Frank P. Gatto, age 55, has been an Executive Vice President since January 2008 with responsibility for the company's operations, including sales operations, customer care, billing and collections, printing management, publishing, distribution and print information technology. He served as acting Chief Executive Officer from February 2008 through May 2008. Prior to his current position, he served as President of the Northeast region from June 2005. Mr. Gatto also served as Senior Vice President — Operations from September 2001 to June 2005. Before joining the company, he served as Vice President — Finance and Chief Financial Officer of the Puerto Rico Telephone Company from September 1999 to September 2001.

        Sandra L. Henjum, age 48, has been Executive Vice President — Transformation and Marketing since September 2008. Ms. Henjum is responsible for the marketing organization and guiding a wide range of business transformation initiatives addressing sales productivity, new products, pricing programs and market and customer segmentation. Ms. Henjum previously served as Area President — Southeast and Central regions from September 2003 to September 2008. Prior to holding that position, Ms. Henjum served as Group Vice President — Human Resources from July 2000 to September 2003.

        Samuel D. Jones, age 46, has been Executive Vice President — Chief Financial Officer and Treasurer since September 2008. He served as acting Chief Financial Officer and Treasurer from November 2007 to September 2008. Mr. Jones is responsible for the company's financial operations and is also the primary liaison with the investment community, responsible for developing and executing investor relations programs; providing strategic communications with shareholders, both institutional and individual; and leading the mergers and acquisitions team in financially beneficial transactions. He served as our Executive Director — Financial Planning and Analysis from June 2002 to October 2006. Prior to holding that position, Mr. Jones served as Executive Director — International Sales and Operations from June 2000 to May 2002.

        Scott B. Laver, age 53, has been an Executive Vice President since January 2008, overseeing sales for the DC Metropolitan area, Great Lakes, Virginia, Carolinas, Florida, Western Pennsylvania, Phoenix, Denver and Minneapolis-St. Paul regions. He also oversees Internet sales in Washington, Texas, Georgia, Illinois and California. Previously, he served as President of the Mid-Atlantic region. Prior to holding that position, Mr. Laver served as President — Internet Division from February 2004 to September 2005 and as President — Superpages Canada and the Northwest from June 2001 to December 2003.

        Michael D. Pawlowski, age 48, has been an Executive Vice President-East Sales since January 2008, overseeing sales for a large portion of the northeastern United States, including New England, New York, New Jersey and most of Pennsylvania. Prior to this position, he served as our Senior Vice President and Chief Marketing Officer from November 2006 to December 2007. He also served as Vice President — Marketing and Strategic Planning from March 2005 to November 2006. Additionally, Mr. Pawlowski served as Vice President — Marketing and Customer Relations of Verizon International Operations from July 2000 to March 2005.

        Georgia R. Scaife, age 59, has been Executive Vice President — Human Resources and Employee Administration since February 2008 with responsibility for the company's human resources and employee communications. She served as Senior Vice President — Human Resources from November 2006 to February 2008, and was Vice President — Human Resources from October 2003 to October 2006. Prior to joining our company, Ms. Scaife was Vice President — Staffing Services for Verizon Communications Inc. from June 2001 to October 2003. Prior to that, she served as Vice President — Human Resources for the Puerto Rico Telephone Company.

        Cody Wilbanks, age 55, has been our Corporate Secretary since August 2008 and Executive Vice President and General Counsel since September 2008. In addition, he has served as acting Executive Vice President — General Counsel since April 2008. Mr. Wilbanks has responsibility for the company's legal, compliance and security functions. He also served as Vice President, Associate General Counsel — Commercial Operations from November 2006 to March 2008. From February 1987 through November 2006, Mr. Wilbanks was employed by Verizon Communications Inc. and its predecessor GTE Incorporated, in the legal departments of various business units.

Item 1A.    Risk Factors.

        You should carefully consider the risks described below in evaluating our company. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.

Risks Related to Our Business and our Financial Condition

  We may not be able to repay our indebtedness and we may need to restructure all or a portion of our indebtedness.

        We began operations as an independent public company on November 17, 2006 when we were spun-off from Verizon. In connection with the spin-off transaction, we assumed approximately $9,115 million of debt. Our outstanding debt consists of senior secured facilities and senior unsecured notes totaling $9,267 million at December 31, 2008. The senior secured facilities consist of: (a) Tranche A term loan facility of $1,515 million, (b) Tranche B term loan facility of $4,655 million, and (c) a revolving credit facility with $247 million outstanding. The outstanding senior unsecured notes total $2,850 million at December 31, 2008. See Note 9 to our consolidated financial statements included in this report for additional information on debt.

        Our senior secured facilities and senior unsecured notes require us to comply with customary affirmative and negative covenants and include customary events of default. Included in these covenants is a quarterly leverage ratio covenant calculation (total indebtedness less cash to earnings before interest, taxes, depreciation and amortization, as defined). At December 31, 2008, we were in compliance with the quarterly leverage ratio covenant. However, based on current forecasts, we anticipate that we may be noncompliant with the quarterly leverage ratio covenant sometime in the first half of 2009. Additionally, because the December 31, 2008 financial statements we will provide to our lenders will include a Report of Independent Registered Public Accounting Firm that contains an explanatory paragraph expressing doubt as to our ability to continue as a going concern, we will be noncompliant with a second covenant. Noncompliance with this covenant is an event of default under the senior secured facilities thirty days following notice of such default from the lenders. Upon an event of default, absent other potential remedies, the lenders may declare the total secured debt outstanding to be due and payable, and upon acceleration, our unsecured notes would also become due and payable.

        We have evaluated various options for restructuring our capitalization and debt service obligations to alleviate the covenant issues discussed above and to create a capital structure that will permit Idearc to remain a going concern. On October 30, 2008, we announced that we had retained Merrill Lynch & Co. and Moelis & Company as financial advisors in connection with the review of alternatives related to our capital structure. Idearc and its advisors have considered various alternatives to strengthen our balance sheet and financial risk profile. Among these alternatives, we are currently considering a restructuring through a "pre-packaged", "pre-negotiated", or similar plan of reorganization under federal bankruptcy laws. Idearc and its advisors continue to work with representatives of holders of both the senior secured facilities and the senior unsecured notes in this regard. If we are unable to achieve a "pre-packaged", "pre-negotiated", or similar plan of reorganization, it would likely be necessary that we file for reorganization under federal bankruptcy laws in any event.

        A restructuring consummated in a proceeding under federal bankruptcy laws would result in significant changes to our current debt and equity ownership structure. Such a restructuring would result in our assets and liabilities being re-valued using "fresh start" accounting as provided by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy."

        Due to the potential events of default resulting from noncompliance with certain covenants in our debt agreements described above and our expectation to restructure our capitalization through a "pre-packaged", "pre-negotiated", or similar plan of reorganization under federal bankruptcy laws, our total outstanding debt of $9,267 million has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2008. Also, because the interest rate swap agreements which are in place to hedge the variability in cash flows attributable to changes in interest rates contain cross-default provisions, the liability associated with those instruments of $248 million has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2008. Additionally, as a result of the above classifications, debt issuance costs have been classified as a current asset. See Note 9 to our consolidated financial statements included in this report for additional information on debt and interest rate swap agreements.

        Should our lenders declare the total debt outstanding to be due and payable upon default, we would not have sufficient liquidity to satisfy our total debt obligations. However, absent the debt being due and payable upon default, management believes that net cash provided by our operations and financing activities, and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for at least the next twelve months.

        The accompanying consolidated financial statements included in this report have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The ability of Idearc to continue as a going concern is predicated upon, among other things, our successful restructuring of our capitalization and debt service obligations. While we are committed to pursuing the various options to restructure our capitalization and debt service obligations, there can be no assurance that the capital restructure plans will be successfully completed; and therefore, there is uncertainty about our ability to realize our assets or satisfy our liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

  The recent downgrades in Idearc's credit ratings may increase our borrowing costs.

        In February 2009, Standard & Poor's Ratings Services ("S&P") lowered its corporate credit rating on Idearc from 'B-' to 'CCC', with a ratings outlook of negative. S&P previously lowered its ratings on Idearc from 'B+' to 'B-' in October 2008 and from 'BB' to 'B+' in June 2008. In February 2009, Moody's Investors Services also lowered the Idearc Corporate Family Rating from 'B3' to 'Caa2', with a negative outlook. Moody's previously lowered its ratings on Idearc from 'B1' to 'B3' in November 2008 and 'Ba3' to 'B1' in April 2008.

        In addition to the corporate credit rating changes, both agencies lowered Idearc's senior secured credit ratings. S&P lowered its senior secured credit facility rating from 'B-' to 'CCC'. S&P previously lowered its ratings on Idearc from 'B+' to 'B-' in October 2008 and from 'BB' to 'B+' in June 2008. Moody's Investors Services also lowered the Idearc senior secured credit facility rating from 'B2' to 'Caa3'. Moody's previously lowered its ratings on Idearc from 'Ba3' to 'B2' in November 2008 'Ba2' to 'Ba3' in April 2008.

        Also in February 2009, S&P lowered its senior unsecured debt rating on Idearc from 'CCC' to 'CC'. S&P previously lowered its ratings on Idearc from 'B-' to 'CCC' in November 2008 and from 'B+' to 'B-' in June 2008. In February 2009, Moody's Investors Services also lowered the Idearc senior unsecured debt rating from 'Caa2' to 'Caa3'. Moody's previously lowered its ratings on Idearc from 'B3' to 'Caa2' in November 2008 and from 'B2' to 'B3' in April 2008.

        Because we could potentially rely on external sources of financing to refinance our existing debt or enter into other debt transactions related to our capital structure, the recent downgrades of our debt ratings could increase our borrowing costs or potentially reduce our liquidity and, therefore, adversely affect our results of operations.

  Our restructuring efforts to strengthen our balance sheet and reduce our debt may adversely affect holders of our common stock through dilution or complete loss in value.

        We may effect various transactions to restructure our capital structure and reduce our debt service obligations, which may include additional issuances of equity securities in exchange for our indebtedness. Any debt securities or preferred stock we issue will have liquidation rights, preferences and privileges senior to those of holders of our current outstanding common stock. The issuance of additional shares of our common stock may be dilutive to our stockholders, including holders who receive shares of common stock in any restructuring.

        We cannot predict the extent to which this dilution and the possibility of additional issuances and sales of our common stock will negatively affect the trading price or the liquidity of our common stock. In addition, there is a possibility that any of our restructuring efforts may result in holders of our common stock receiving no value for their holdings and the holders of our existing debt receiving a significant portion or all the equity interest in the Company.

  The liquidity of any trading market that currently exists for the Senior Notes may be adversely affected by our plan to restructure our balance sheet and debt service obligations. Holders of the Senior Notes may find it more difficult to sell their Senior Notes when they want to, and if they do, they may not be able to receive the price they want.

        There is currently limited trading for the Senior Notes. The trading market for the Senior Notes may become more limited or may cease altogether as a result of our pursuit of any of the restructuring alternatives we may consider to strengthen our balance sheet and reduce our debt service obligations. The market price of the Senior Notes has suffered significant declines and remains volatile, increasing the risk of loss to holders of the Senior Notes. The market price of the Senior Notes has been and could continue to be subject to significant fluctuations in response to various factors and events, including the depth and liquidity of the trading market for the Senior Notes, variations in our operating results and general economic and competitive conditions. The extent of the markets for the Senior Notes and the availability of price quotations will depend upon a number of factors, including the number of holders of Senior Notes and the interest of securities firms in maintaining a market in the Notes. In addition, there is a possibility that any of our restructuring efforts may result in a substantial reduction in the principal amount of the senior notes or the holders of the senior notes receiving little or no value for their holdings in the Company.

  Our revenue has declined and may continue to decline.

        Our print products revenue has continued to decline due to weak economic conditions and competition from other advertising media. Recent print products advertising sales continue to decline as compared to the prior year. We recognize print products revenue ratably over the life of each directory. These declines in print products advertising sales will impact print products revenue into 2009. For the years ended December 31, 2008 and 2007, net print products advertising sales declined 11.4% and 4.1%, compared to the same periods in 2007 and 2006, respectively, with multi-product advertising sales declining 9.8% and 2.0% for the same periods, respectively. Accordingly, if revenue from our Internet products does not increase significantly, our cash flow, results of operations and financial condition may be adversely affected.

  We face widespread competition from other print directory publishers and other traditional and new media. This competition may reduce our market share or materially adversely affect our financial performance.

        The directory advertising industry in the United States is highly competitive. The incumbent publishers with which we compete include AT&T and R.H. Donnelley. Independent publishers with which we compete include Yellowbook (the U.S. business of Yell Group), Valley Yellow Pages and White Directory Publishing Inc. We compete with Yellowbook in the majority of our major markets.

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

        We also compete for advertising sales with other new media. The Internet has become increasingly accessible as an advertising medium for businesses of all sizes. Further, the use of the Internet, including as a means to transact commerce through wireless devices, has resulted in new technologies and services that compete with our traditional products and services. Through Superpages.com, our online local search product, we compete with the Internet yellow pages directories of other major and independent directory publishers, such as Yellowpages.com, as well as other Internet sites that provide classified directory information, such as Citysearch.com.

        Our Internet products also compete with search engines and portals, such as Google, Yahoo! and AOL, some of which have entered into commercial agreements with us or with other major directory publishers. We may not be able to compete effectively for advertising with these other companies, some of which have greater resources than we do. Our Internet strategy may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively market to small- and medium-sized local businesses.

  Declining use of print yellow pages directories is adversely affecting our business.

        Overall references to print yellow pages directories in the United States have declined from 14.5 billion in 2005 to 13.4 billion in 2007 according to the YPA Industry Usage Study. We believe this decline is primarily attributable to increased use of Internet search providers, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe the decline negatively affected the revenues of our traditional print business in 2008. Use of our print directories may continue to decline. A significant decline in usage of our print directories could:

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

        The Federal Communications Commission rules regarding local number portability, advances in communications technology (including wireless devices and voice over Internet protocol) and demographic factors (including potential shifts from wireline telephone communications to wireless or other communications technologies) may erode the market position of telephone service providers, including Verizon. We believe that the use of traditional wireline carriers, including Verizon, is declining. We believe the loss of market share by Verizon in any particular local service area decreases the value of our license to use the Verizon brand name in particular local telephone markets. As a result, we may not realize the expected benefits of our commercial arrangements with Verizon.

  Our business and financial condition would be adversely affected by a prolonged economic downturn and other external events.

        Substantially all of our net revenues are derived from the sale of advertising. Expenditures by advertising clients are sensitive to economic conditions and tend to decline in a recession or other periods of uncertainty. Any decline or change of this type could materially affect our business, financial condition and results of operations.

        Our business is subject to the adverse economic conditions currently present in the United States, including decreased levels of business activity across many market segments, decreased advertising demand, interest rate volatility, and limited credit availability. Our revenues are affected by economic downturns. Our total operating revenues in 2008 and 2007 were negatively affected by the current economic downturn, which is expected to continue in 2009. A continuation of current economic conditions or other events that could impact shopping patterns, such as the housing market crisis or a terrorist attack, could have a material adverse effect on our business.

  If we fail to anticipate or respond effectively to changes in technology and consumer preferences, our competitive position could be harmed.

        Advances in technology will continue to bring new competitors, products and distribution channels to our industry. As a result, our growth and future financial performance will depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet. We may not be able to timely or successfully adapt our business to these changes in technology.

  Our reliance on small- and medium-sized businesses exposes us to increased credit risks.

        As of December 31, 2008, approximately 84% of our print directory advertising revenues were derived from selling advertising to local businesses, which are generally small-and medium-sized businesses. In the ordinary course of our directory operations, we bill most of these clients over the course of a 12-month period. Full collection of delinquent accounts can take many months or may never occur. For 2008, bad debt expense represented 6.9% of our net revenue, an increase from 5.0% in 2007. Small- and medium-sized businesses tend to have fewer financial resources and higher rates of failure than larger businesses, in particular during periods of economic downturn, such as we are currently experiencing. These factors increase our exposure to delinquent accounts by our clients.

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

        If we were to lose the services of any of our key third-party service providers, we would be required either to hire and train sufficient personnel to perform these services or to find an alternative service provider. In some cases it would be impracticable for us to perform these functions, including the printing of our directories. In the event we were required to perform any of the services that we currently outsource, it is unlikely that we would be able to perform them without incurring additional costs.

  Increases in the price or decreases in the availability of paper could materially adversely affect our costs of operations.

        Paper is the principal raw material we use to produce our print directories. The paper we use is provided by several different suppliers. Under our agreements with these suppliers, they are obligated to provide up to 100% of the annual forecasted paper requirements in their contracts. The price of paper under these agreements is set each year based on total tonnage by supplier, paper basis weights, production capacity, market price and demand. Based on current paper prices, our cost for paper may be somewhat higher in 2009 and 2010.

        We do not engage in hedging activities to limit our exposure to increases in paper prices. Historically, the price of paper has fluctuated significantly. If we cannot secure access to paper in the necessary amounts or at reasonable prices, or if paper costs increase substantially, it could have a material adverse effect on our business, results of operations or financial condition.

  A portion of our existing indebtedness bears interest at variable rates. If interest rates increase, our interest expense will also increase.

        At December 31, 2008, $6,417 million of our outstanding indebtedness bore interest at variable rates. As of that date, we had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million. As a result, about $907 million of our variable-rate debt at December 31, 2008 was not covered by an interest rate swap agreement. If market interest rates increase, this variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and results of operations.

        The interest rate swap agreements consist of three separate transactions with notional amounts of $1,710 million maturing on March 31, 2009, $1,100 million maturing on September 30, 2010, and $2,700 million maturing on June 29, 2012. In addition to these swap agreements, we entered into two forward swap transactions effective March 31, 2009 with notional amounts of $800 million maturing on March 31, 2012 and $900 million with annual notional reductions of $200 million maturing on March 31, 2012. Under the terms of our swap agreements, we pay fixed rate interest and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. The terms of our indebtedness require that at least 50% of our debt be subject to fixed rates through March 2009.

        On August 18, 2008, we entered into a new interest rate swap arrangement, which effectively resulted in the de-designation of the $1,100 million swap maturing on September 30, 2010. In this arrangement, the remaining life of the $1,100 million swap was combined with a new basis swap and re-designated as a cash flow hedge. In the new interest rate swap agreement, we pay interest based on the three month LIBOR rate and receive interest based on the one month LIBOR rate plus an 8.5 basis point spread. The new interest rate swap agreement hedges the variability in cash flows attributable to changes in interest rates on the remaining monthly variable interest payments on borrowings under the Tranche A facility through the maturity of the swap agreement on September 30, 2010.

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

        Approximately 16% of our print revenue is derived from the sale of advertising to national or large regional companies, including rental car companies, insurance companies and pizza delivery companies. These companies typically purchase advertising in numerous directories. Substantially all of the revenue from these large advertisers is derived through certified marketing representatives ("CMRs"). CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. Our relationships with these national advertisers depend significantly on the performance of the CMRs, which we do not control. If some or all of the CMRs with whom we have existing relationships were unable or unwilling to transact business with us on acceptable terms or at all, this inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of the CMRs could harm our ability to generate revenues from national accounts and could materially adversely affect our business.

  We have agreements with several major Internet search engines and portals. The termination of one or more of these agreements could adversely affect our business.

        We have expanded our Internet product line by establishing relationships with several other Internet yellow pages directory providers, portals, search engines and individual websites, which make our content easier for search engines to access and provides a differentiated response to general searches on the Internet. Under the terms of the agreements with these Internet providers, we place our clients' advertisements on major search engines, which give us access to a higher volume of traffic than we could generate on our own, without relinquishing the client relationship. The search engines benefit from our local sales force and full-service capabilities for attracting and serving advertisers that might not otherwise transact business with search engines. The termination of one or more of our agreements with major search engines could adversely affect our business.

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

        As of December 31, 2008, approximately 1,850, or approximately 30% of our employees were union-represented. In December 2008, we reached new, five year agreements on three labor contracts which had expired in June 2007, covering approximately 560 sales and clerical employees in our New England and Upstate New York offices. In February 2009, tentative agreements were reached for six contracts which had expired in the fall of 2008 covering 340 employees in our New York sales offices. Tentative agreements were also reached in February for five contracts covering 340 employees in our Pennsylvania sales offices. Approximately 610 additional employees are covered by union contracts that will expire at various dates prior to November 2009.

        In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slow-downs involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

        The inability to negotiate acceptable terms with the unions could also result in increased operating costs from higher wages or benefits paid to union employees or replacement workers. A greater percentage of our work force could also become represented by unions. If a union decides to strike, and others choose to honor its picket line, it could have a material adverse effect on our business.

  Loss of key personnel or our inability to attract and retain highly qualified individuals in the businesses in which we operate could materially adversely affect our business operations.

        We depend on the continued services of key personnel, including our experienced senior management team. Our ability to achieve our operating goals depends to a significant extent on our ability to identify, hire, train and retain qualified individuals in the directories publishing business. We review and adjust our compensation plans on an annual basis to ensure they are competitive with market trends, however, the loss of key personnel could have a material adverse effect on our business operations.

  Turnover among sales representatives could materially adversely affect our business.

        The loss of a significant number of experienced sales representatives would likely result in fewer sales of advertising in our directories and could materially adversely affect our business. The turnover rate of our sales representatives is higher than for our employees generally. A majority of the attrition of our sales representatives occurs with employees with less than two years experience. We expend substantial resources and management time on identifying and training our sales representatives. Our ability to attract and retain qualified sales personnel depends on numerous factors outside of our control, including conditions in the local employment markets in which we operate. A substantial decrease in the number of sales representatives could have a material adverse effect on our business, financial condition and results of operation.

  The loss of important intellectual property rights could adversely affect our results of operations and future prospects.

        Various trademarks, such as the Verizon brand name, and other intellectual property rights are key to our business. We rely upon a combination of trademark and copyright laws as well as contractual arrangements to protect our intellectual property rights. We may be required to bring lawsuits against third parties to protect our intellectual property rights. Similarly, we may be party to proceedings by third parties challenging our rights. Lawsuits brought by us may not be successful, or we may be found to infringe the intellectual property rights of others. As the commercial use of the Internet further expands, it may be more difficult to protect our trade names, including Superpages.com, from domain name infringement or to prevent others from using Internet domain names that associate their businesses with ours. In the past, we have received claims of material infringement of intellectual property rights significant to our business. Related lawsuits, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Further, the loss of important trademarks or other intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.

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

        A number of state and local municipalities are considering legislative initiatives that would limit or restrict our ability to distribute our print directories in the markets we serve. The most restrictive initiatives would prohibit us from distributing our print directories unless residents affirmatively opt to receive our print products. Other less restrictive initiatives would allow residents to opt out of receiving our print products. In addition, some states are considering legislative initiatives that would shift the costs and responsibilities of waste management for discarded directories from municipalities to the producers of the directories. If these or other similar initiatives are passed into law, they would increase our costs to distribute our print products, reduce the number of directories that are distributed, and negatively impact our ability to market our advertising to new and existing clients.

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

Risks Related to Our Spin-Off

  Limitations on our use of the Verizon brand could adversely affect our business and profitability.

        Prior to the spin-off, we marketed our products and services using the Verizon brand name and logo. We believe the association with Verizon provided us with preferred status among our clients due to Verizon's globally recognized brand and perceived high-quality products and services. In connection with the spin-off, we entered into a 30-year branding agreement with Verizon. This agreement grants us a limited right to use certain Verizon service and trademarks in connection with publishing certain print directories and identify ourselves as Verizon's official print directory publisher. Our right to use the Verizon brand is subject to our compliance with the terms and conditions of the branding agreement and the publishing agreement. While we continue to use the Verizon brand on our print directories in substantially all of our incumbent markets and other specified markets, we are not permitted to use Verizon as part of our name and may not advertise ourselves as a Verizon company.

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

        In connection with the spin-off, we entered into several agreements with Verizon, including a publishing agreement, a branding agreement and a non-competition agreement. Under the publishing agreement, Verizon named us the exclusive official publisher of Verizon print directories in the markets in which Verizon currently is the incumbent local exchange carrier. We believe that acting as the exclusive official publisher of directories for Verizon provides us with a competitive advantage in those markets. Under the branding agreement, Verizon granted us a limited right to use certain Verizon service and trademarks in connection with publishing certain print directories and identify ourselves as Verizon's official print directory publisher. Under the non-competition agreement, Verizon generally agreed not to publish tangible or digital (excluding Internet) media directory products consisting principally of wireline listings and classified advertisements of subscribers in the markets in which it is the incumbent local exchange carrier through 2036 and, subject to certain termination rights, in certain expansion markets through 2011. Verizon also agreed not to publish, for one year following the spin-off, an Internet yellow pages substantially similar to Superpages.com. This provision expired in November 2007.

        Each of these agreements with Verizon has an initial term of 30 years from the date of the spin-off, subject to certain early termination rights. These agreements may be terminated by Verizon prior to the stated term under specified circumstances, some of which are beyond our reasonable control or could require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the applicable agreement. Each of these agreements has a cross-default provision, so that a termination under any of the agreements may, at Verizon's option, result in a partial or complete termination of rights under any of the other agreements. It is possible that these agreements will not remain in place for their full stated term or that we may be unable to avoid all potential breaches or defaults of these agreements.

  Regulatory obligations requiring incumbent local exchange carriers to publish white pages directories in its incumbent markets may change over time, which may increase our future operating costs.

        Regulations established by state public utilities commissions require incumbent local exchange carriers to publish and distribute white pages directories of certain residences and businesses that order or receive local telephone service from the carriers. These regulations also require an incumbent carrier, in specified cases, to include information relating to the provision of telephone service provided by the incumbent carrier and other carriers in the service area, as well as information relating to local and state governmental agencies. The costs of publishing, printing and distributing the directories are included in our operating expenses.

        Under the terms of our publishing agreement with Verizon, we are required to perform Verizon's regulatory obligation to publish white pages directories in its incumbent markets. If any additional legal requirements are imposed on Verizon with respect to this obligation, we would be obligated to comply with these requirements on behalf of Verizon, even if this were to increase our operating costs. Pursuant to the publishing agreement, until November 2014, Verizon is generally obligated to reimburse us for 50% of any net increase in our costs of publishing white pages directories that satisfy its publishing obligations to the extent these increased costs exceed $2.5 million in a given year and are the direct result of changes in legal requirements. After November 2014, Verizon generally will not be obligated to reimburse us for any increase in our costs of publishing directories that satisfy its publishing obligations. Our results of operations relative to competing directory publishers that do not have those obligations could be adversely affected if we were not able to increase our revenues to cover any of these unreimbursed compliance costs.

  Our inability to enforce the non-competition agreement with Verizon may impair the value of our business.

        In connection with the spin-off, we entered into a non-competition agreement with Verizon pursuant to which Verizon generally agreed not to publish tangible or digital (excluding Internet) media directory products consisting principally of wireline listings and classified advertisements of subscribers in the markets in which it is the incumbent local exchange carrier that are directed primarily at clients in these markets. However, under applicable law, a covenant not to compete is only enforceable:

  •
  to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

  •
  if it does not unreasonably restrain the party against whom enforcement is sought; and

  •
  if it is not contrary to the public interest.

        Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict whether, or to what extent, a court would enforce Verizon's covenants not to compete against us during the term of the non-competition agreement. If a court were to determine that the non-competition agreement is unenforceable, Verizon could compete directly against us in the previously restricted markets. Our inability to enforce the non-competition agreement with Verizon could have a material adverse effect on our financial condition or results of operations.

Risks Related to Our Common Stock and Senior Notes

  Our common stock was delisted from the New York Stock Exchange ("NYSE") and currently is quoted over-the-counter, which may impair the market price and liquidity of our common stock and result in adverse business consequences.

        As a result of our failure to maintain certain continued listing standards on the NYSE, our common stock was suspended from trading on the NYSE on November 20, 2008. The NYSE removed our common stock from listing and registration on the NYSE due to the Company's low market capitalization and because our share price had fallen below the NYSE's continued listing standard for average closing price

(less than $1.00 per share) over a consecutive 30 day trading period. Due to the NYSE's delisting of our common stock, our common stock is quoted over-the-counter under the symbol "IDAR".

        Stocks trading on the over-the-counter market are typically less liquid. Because our common stock is quoted over-the-counter, the liquidity of our common stock may be further impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. Consequently, prices for shares of our common stock may be different than might otherwise prevail if our common stock were quoted or traded on a national securities exchange. In addition, prices for securities quoted solely over-the-counter may be difficult to obtain, and stockholders may find it difficult to resell their shares of common stock. The delisting of our common stock from the NYSE and its quotation over-the- counter may also result in other negative implications, including the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.

  The trading price of our common stock may further decline.

        The trading price of our common stock has been volatile. The trading price of our common stock ranged from $0.02 to $17.74 during 2008 and has ranged from $0.04 to $0.12 in 2009, through March 6, 2009. The trading price for our common stock may further decline for many reasons, some of which are beyond our control, including:

  •
  our quarterly or annual earnings or those of other companies in our industry;

  •
  changes in earnings estimates or recommendations by research analysts;

  •
  investor perceptions regarding our industry;

  •
  new laws or regulations or new interpretations of laws or regulations applicable to our business;

  •
  changes in accounting standards, policies, guidance, interpretations or principles;

  •
  general economic, industry and market conditions; and

  •
  any restructuring actions by the Company.

  There is no assurance that we will pay dividends again in the future.

        We paid quarterly cash dividends on our common stock from the first full fiscal quarter following the spin-off in November 2006 until March 2008 when we ceased paying dividends. Funds may not be available for this purpose in the future. Dividends are not cumulative and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by our board of directors. The payment and amount of future dividends are subject to the sole discretion of our board of directors.

        In addition, our debt agreements limit our ability to pay dividends on our common stock based on our meeting specified performance measures and complying with other conditions. Our ability to comply with these conditions may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of the covenants in our debt agreements could result in a default. An event of default or a breach of one or more of our debt agreements could prohibit us from paying any future dividends to our stockholders.

  Anti-takeover provisions in our certificate of incorporation and bylaws, the terms of our spin-off from Verizon and certain provisions of Delaware law could delay or prevent a change of control that you may favor.

        Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or other change of control transaction that stockholders may consider favorable. These provisions may also make it more difficult for our stockholders to change our board of directors and senior management. Provisions of our certificate of incorporation and bylaws include:

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

        In addition, several of our agreements with Verizon, including some commercial service agreements, require Verizon's consent to any assignment by us of our rights and obligations under the agreements. The consent rights in these agreements might discourage, delay or prevent a transaction that you may consider favorable.

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

        The Company establishes reserves for the estimated losses on specific contingent liabilities, including the matters described below, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome and/or the amount or range of loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material effect on its financial condition or results of operations.

        In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges. The proposed assessment relates to the audit period March 1998 through May 2005. On May 5, 2008, the State of New York issued a Notice of Determination to the Company for approximately $28 million. The Company filed its response on July 25, 2008 and any further action has been stayed beyond the outcome of a related matter.

        In late December 2008, the Company received tax assessments from the State of Washington related to operating taxes allegedly due on the Company's inter-company transactions. The proposed assessments totaling approximately $12.5 million relate to the audit period January 1, 2003 through June 30, 2008. The Company's response to the assessments is not yet due.

        The Company was served with a lawsuit on January 29, 2009, originally filed on January 13, 2009, in the U.S. District Court for the Southern District of California. The plaintiff in this case, claims that the Company used plaintiff's copyrighted material without a license in multiple publications across the country. Plaintiff seeks an injunction and both statutory and actual damages. As of February 6, 2009, the time for filing a responsive pleading had not yet run.

Item 4.    Submission of Matters to a Vote of Security Holders.

        During the quarter ended December 31, 2008, no matters were submitted to a vote of stockholders.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

        As a result of our failure to maintain certain continued listing standards on the NYSE, our common stock was suspended from trading on the NYSE on November 20, 2008. The NYSE removed our common stock from listing and registration on the NYSE due to the Company's low market capitalization and because our share price had fallen below the NYSE's continued listing standard for average closing price (less than $1.00 per share) over a consecutive 30 day trading period. Due to the NYSE's delisting of our common stock, our common stock is quoted over-the-counter under the symbol "IDAR". As of March 6, 2009, there were 437,829 stockholders of record of our common stock.

        The following table sets forth for the periods indicated, the highest and lowest sales price for our common stock, as reported on the NYSE for the periods through November 20, 2008 and the quarterly high and low bid quotations for our common stock as reported over-the-counter for the period beginning November 21, 2008.

	High	Low	Per Share Cash Dividend
2008
Fourth Quarter	$1.23	$0.02	$0.00
Third Quarter	$2.37	$0.86	$0.00
Second Quarter	$6.03	$2.22	$0.00
First Quarter	$17.74	$3.40	$0.3425
2007
Fourth Quarter	$32.52	$16.27	$0.3425
Third Quarter	$38.00	$29.50	$0.3425
Second Quarter	$38.00	$33.61	$0.3425
First Quarter	$36.18	$28.00	$0.3425

Dividends

        We paid a cash dividend of $0.3425 per share in the first quarter of 2008. We did not pay any quarterly cash dividends from April 2008 through December 2008.

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

        Our financing arrangements contain restrictions on our ability to pay future dividends on shares of our common stock based on our meeting certain performance measures and complying with other conditions. Our ability to comply with these performance measures may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of the covenants, ratios or tests contained in our financing arrangements could result in a default under the financing arrangements. Any events of default or breach of certain provisions in our financing arrangements could prohibit us from paying any future dividends.

Share Repurchases

        The following table provides information about shares acquired from employees during the fourth quarter of 2008 as payment of withholding taxes in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	—	—
November 1 - November 30	—	$—	—	—
December 1 - December 31	317	$0.12	—	—
Total	317	$0.12	—	—

Stockholder Return Performance Graph

        The following performance graph compares the cumulative total stockholder return on our common stock with the S&P MidCap 400 Index and a peer group selected by us, assuming an initial investment of $100 on November 20, 2006, the first day of trading of our common stock, and the reinvestment of all dividends. Our company is not included in an identifiable peer group.

        We selected our peer group based on revenues, net income and enterprise value, which comprises market capitalization and total debt, and focused on public companies largely comprising advertiser-supported media. Our peer group includes Belo Corp., The Dun & Bradstreet Corporation, The E.W. Scripps Company, The McGraw-Hill Companies, Inc., The New York Times Company, PRIMEDIA Inc., R.H. Donnelley Corporation and Scholastic Corporation. Companies that were formerly included in our peer group but were removed as a result of being acquired include Banta Corporation, Dow Jones & Company, Inc., The Reader's Digest Association, Inc. and Tribune Company.

COMPARISON OF CUMULATIVE TOTAL RETURN

Company / Index	11/20/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08
Idearc Inc.	100	108.11	133.79	135.97	122.33	69.50	15.43	9.96	5.30	0.36
S&P MidCap 400 Index	100	99.94	105.74	111.91	110.94	107.92	98.37	103.71	92.44	68.82
Peer Group	100	101.92	100.22	109.43	91.86	85.05	71.02	71.78	64.68	45.24

Item 6.    Selected Financial Data.

        The following table sets forth a summary of our historical financial data. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The following information should be read together with our financial statements and the notes related thereto included in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share amounts)
Operating revenue	$2,973	$3,189	$3,221	$3,374	$3,513
Operating income(1)	926	1,343	1,347	1,637	1,600
Net income(1)	183	429	787	1,023	973
Basic and diluted earnings per common share(2)	1.25	2.94	5.40	7.01	6.67
Cash dividends declared per common share	0.3425	1.37	—	—	—

	As of December 31,
	2008	2007	2006	2005	2004
	(in millions)
Total assets(1)	$1,815	$1,667	$1,415	$1,501	$1,481
Current maturities of long-term debt(3)(4)	9,267	48	48	—	—
Long-term debt(3)(4)	—	9,020	9,067	—	—
Stockholders' equity (deficit)(3)	(8,491)	(8,600)	(8,754)	402	396

(1)
During 2007, we changed our accounting method of recognizing sales commissions. Sales commissions were previously expensed as incurred. Sales commissions are now deferred as part of deferred directory costs and the cost is recognized over the life of the directory or advertising service, consistent with our policy for revenue recognition for such products and services. The change did not have an impact on cash flows. All periods presented have been adjusted to reflect the effects of the change. See note 5 to our consolidated financial statements included in this report for more information about the accounting change.

(2)
The number of shares issued in connection with the spin-off on November 17, 2006, was approximately 146 million. For basic and diluted earnings per share calculations, it was assumed that approximately 146 million shares were outstanding for all periods prior to 2007. No additional shares were issued through December 31, 2006. Equity based awards granted in 2008 and 2007 had no material impact on the calculation of diluted earnings per share.

(3)
In connection with our spin-off on November 17, 2006, we incurred $9,115 million in long-term debt. See Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report for a description of debt borrowings and the spin-off transactions.

(4)
Due to the potential events of default resulting from noncompliance with certain covenants in the Company's debt agreements and the Company's expectation to restructure its capitalization under federal bankruptcy laws, our total outstanding debt of $9,267 million has been classified as current maturities of long-term debt in the accompanying consolidated balance sheet as of December 31, 2008. See Note 9 to our consolidated financial statements in this report for additional information on debt.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations covers some periods prior to the consummation of our spin-off from Verizon and related transactions. Accordingly, the discussion and analysis of historical periods does not reflect the ongoing effects of the spin-off, including significantly increased leverage and debt service requirements. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in "Item 1A. Risk Factors" of this report. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our audited financial statements and related notes thereto included in this report.

        Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity during all periods presented. Certain prior period amounts have been reclassified to conform to current period presentation.

Overview

        We are one of the largest yellow pages directories publishers in the United States as measured by revenues, and we believe that we are one of the nation's leading online local search providers. Our products include print yellow pages, print white pages, Superpages.com, our online local search resource, and Superpages Mobile, our information directory for wireless subscribers. We are the exclusive official publisher of Verizon print directories in the markets in which Verizon is currently the incumbent local exchange carrier. We use the Verizon brand on our print directories in these and other specified markets. We are also the exclusive official publisher of print directories in the Maine, New Hampshire, and Vermont markets where FairPoint Communications, Inc. obtained local exchange assets from Verizon. For the year ended December 31, 2008, we generated revenue of $2,973 million and operating income of $926 million which included pretax charges associated with impairments of $225 million and restructuring charges of $23 million.

  Spin-Off from Verizon

        On November 17, 2006, Verizon spun-off the companies that comprised its domestic print and Internet yellow pages directories publishing operations. In connection with the spin-off, Verizon transferred to Idearc Inc. all of its ownership interest in Idearc Information Services LLC (formerly Verizon Information Services Inc.). Following the transaction, our assets, liabilities, businesses and employees consisted of those that were primarily related to Verizon's domestic print and Internet yellow pages directories publishing operations. The transaction was completed through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon's stockholders.

        In connection with the spin-off, there were several transactions recorded between Verizon and us. The transactions related to pre-spin-off activities and the actual spin-off transaction. There were also certain spin-off transactions that impacted the income statement.

  Pre-Spin-Off Activities

        Prior to the spin-off, several transactions were recorded that increased parent's equity by $245 million. The most significant transaction totaled $188 million and pertained to recognizing the pension plan and other post-employment benefits ("OPEB") for the Company on a stand-alone basis in accordance with the application of pension and OPEB accounting standards (SFAS No. 87, No. 88 and No. 106). See Note 12 to our consolidated financial statements included in this report for further information. The remaining net adjustments of $57 million pertained to the transfer of several assets and liabilities between Verizon and us based on the terms and conditions of the spin-off transaction.

  Spin-Off Transaction

        As a result of the spin-off, parent's equity was reduced to zero through a reduction of $707 million and a series of transactions were recorded to additional paid-in capital (deficit) totaling $8,786 million. On the date of the spin-off, we received the cash settlement of our inter-company notes receivable balance due from Verizon of $588 million. Also, we received cash proceeds from the issuance of long-term debt of $1,953 million ($1,965 million before debt issuance costs) and recorded $7,150 million of long-term debt ($7,063 million after debt issuance costs) associated with an exchange of debt with Verizon. The exchange of debt with Verizon of $7,150 million was recognized on our consolidated balance sheet as long-term debt, with an offsetting deferred debt issuance asset of $87 million. The net impact of $7,063 million was recorded to additional paid-in capital (deficit) resulting in a deficit equity position. No cash proceeds were received by us. Upon receipt of proceeds of $2,541 million from settlement of the note receivable and issuance of long-term debt, we paid a final cash distribution to Verizon of $2,429 million. Additionally, approximately 146 million shares of our common stock were issued to Verizon stockholders as a dividend in the ratio of one share of our common stock for every 20 shares of Verizon common stock outstanding.

  Income Statement Impact

        In 2006, we recorded a pre-tax charge of $39 million in general and administrative expense associated with Verizon stock-based compensation awards, which vested as a result of the spin-off. This liability was then transferred to Verizon through a reduction in parent's equity as discussed above. Additionally, we incurred pre-tax transition costs of $15 million, $68 million and $30 million in 2008, 2007 and 2006, respectively, associated with becoming an independent, public entity.

        We have incurred interest expense as a result of incurring $9,115 million of long-term debt. For 2008 and 2007, interest expense, net of interest income, was $647 million and $676 million, respectively. Our results for 2006 included interest expense, net of interest income, of $60 million (including interest expense recorded from November 17, 2006, through December 31, 2006, of $86 million associated our with long-term debt issuance).

  Basis of Presentation

        Our financial statements are prepared using accounting principles generally accepted in the United States ("U.S. GAAP"). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates and assumptions. Examples of significant estimates include the allowance for doubtful accounts, the recoverability of property, plant and equipment, goodwill and other intangible assets, valuation allowances on tax assets and liabilities, fair value of derivative financial instruments and pension and post-employment benefit assumptions. See "Critical Accounting Policies" below for a summary of the critical accounting policies used in preparing our financial statements.

        Until our spin-off on November 17, 2006, we operated as the yellow pages print directories and Internet advertising products of Verizon and not as a stand-alone company. For periods prior to November 17, 2006, the financial statements included herein were derived from the historical financial statements of Verizon, and include the assets, liabilities, businesses and employees that were primarily related to Verizon's domestic print and Internet yellow pages directories publishing operations that were reported in Verizon's Information Services segment in its financial statements. To prepare these financial statements, we specifically identified all assets, liabilities, businesses and employees primarily related to those operations. All significant inter-company accounts and transactions were eliminated. We believe these specific identifications are reasonable; however, the resulting amounts could differ from amounts that would be determined if we had operated on a stand-alone basis. Because of our relationship with Verizon, our historical results of operations, financial position and cash flows are not necessarily indicative of what they would have been had we operated without the shared resources of Verizon. Accordingly, our financial statements for the periods prior to November 17, 2006, are not necessarily indicative of our future results of operations, financial position and cash flows. See our audited financial statements and related notes thereto included in this report.

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

        After November 17, 2006, our costs include payments for services provided to us by Verizon under a transition services agreement, which became effective at the consummation of the spin-off and ended in the first quarter of 2008. Among the principal services provided by Verizon were information technology application and support services, as well as data center services, financial services, and human resources.

  Restructuring

        In the second quarter of 2008, we began implementing strategic organizational and market exit initiatives to improve ongoing operational efficiencies and reduce total operating costs. We intend to reduce total operating costs by 10% by December 31, 2009. We are implementing plans to achieve the targeted expense reductions. As part of the restructuring, we anticipate reducing headcount by 20% by December 31, 2009 through reductions in force and attrition. In 2008, we recorded restructuring charges of $23 million. These charges included one-time termination benefits impacting approximately 570 employees, facilities costs, including rent and other expenses incurred associated with exiting certain leased facilities, capital restructuring costs, property, plant and equipment retirements, and other restructuring expenses. These charges were recorded to general and administrative expense in the consolidated statements of income. We anticipate that there will be additional restructuring charges in subsequent periods. See Note 3 to our consolidated financial statements included in this report for additional information.

  Borrowings under Revolver

        On October 24, 2008, we initiated borrowings of $247 million under our existing $250 million revolving credit facility, leaving available funds at December 31, 2008 of approximately $0.3 million ($250 million revolving credit facility less $247 million in initiated borrowings less $2.7 million in letters of credit outstanding). We made this borrowing under our revolving credit facility to increase our cash position to preserve our financial flexibility in light of the current uncertainty in the credit markets. In accordance with the terms of the senior secured credit facility, we intend to use the proceeds from the borrowing for general corporate purposes.

  Delisting from New York Stock Exchange

        As a result of our failure to maintain certain continued listing standards on the NYSE, our common stock was suspended from trading on the NYSE on November 20, 2008. The NYSE removed our common stock from listing and registration on the NYSE due to the Company's low market capitalization and because our share price had fallen below the NYSE's continued listing standard for average closing price (less than $1.00 per share) over a consecutive 30 day trading period. Due to the NYSE's delisting of our common stock, our common stock is quoted over-the-counter under the symbol "IDAR". The absence of trading of our common stock on a national exchange may negatively impact the trading price and liquidity of our common stock. These circumstances, together with the current trading price of our common stock, may adversely affect our ability to raise additional equity capital on terms acceptable to us or at all.

  Capital Restructuring

        We began operations as an independent public company on November 17, 2006 when we were spun-off from Verizon. In connection with the spin-off transaction, we assumed approximately $9,115 million of debt. Our outstanding debt consists of senior secured facilities and senior unsecured notes totaling $9,267 million at December 31, 2008. The senior secured facilities consist of: (a) Tranche A term loan facility of $1,515 million, (b) Tranche B term loan facility of $4,655 million, and (c) a revolving credit facility with $247 million outstanding. The outstanding senior unsecured notes total $2,850 million at December 31, 2008. See Note 9 to our consolidated financial statements included in this report for additional information on debt.

        Our senior secured facilities and senior unsecured notes require us to comply with customary affirmative and negative covenants and include customary events of default. Included in these covenants is a quarterly leverage ratio covenant calculation (total indebtedness less cash to earnings before interest, taxes, depreciation and amortization, as defined). At December 31, 2008, we were in compliance with the quarterly leverage ratio covenant. However, based on current forecasts, we anticipate that we may be noncompliant with the quarterly leverage ratio covenant sometime in the first half of 2009. Additionally, because the December 31, 2008 financial statements we will provide to our lenders will include a Report of Independent Registered Public Accounting Firm that contains an explanatory paragraph expressing doubt as to our ability to continue as a going concern, we will be noncompliant with a second covenant. Noncompliance with this covenant is an event of default under the senior secured facilities thirty days following notice of such default from the lenders. Upon an event of default, absent other potential remedies, the lenders may declare the total secured debt outstanding to be due and payable, and upon acceleration, our unsecured notes would also become due and payable.

        We have evaluated various options for restructuring our capitalization and debt service obligations to alleviate the covenant issues discussed above and to create a capital structure that will permit Idearc to remain a going concern. On October 30, 2008, we announced that we had retained Merrill Lynch & Co. and Moelis & Company as financial advisors in connection with the review of alternatives related to our capital structure. Idearc and its advisors have considered various alternatives to strengthen our balance sheet and financial risk profile. Among these alternatives, we are currently considering a restructuring through a "pre-packaged", "pre-negotiated", or similar plan of reorganization under federal bankruptcy laws. The Company believes that any restructuring would likely result in (i) holders of the common stock of the Company receiving little or no value for their holdings; (ii) a substantial reduction in the principal amount and modification of the terms of the senior secured facilities and senior unsecured notes; and (iii) holders of Company indebtedness receiving an equity interest in the Company. Idearc and its advisors continue to work with representatives of holders of both the senior secured facilities and the senior unsecured notes in this regard. If we are unable to achieve a "pre-packaged", "pre-negotiated", or similar plan of reorganization, it would likely be necessary that we file for reorganization under federal bankruptcy laws in any event.

        A restructuring consummated in a proceeding under federal bankruptcy laws would result in significant changes to our current debt and equity ownership structure. Such a restructuring would result in Idearc's assets and liabilities being re-valued using "fresh start" accounting as provided by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy."

        Due to the potential events of default resulting from noncompliance with certain covenants in Idearc's debt agreements described above and Idearc's expectation to restructure its capitalization through a

"pre-packaged", "pre-negotiated", or similar plan of reorganization under federal bankruptcy laws, our total outstanding debt of $9,267 million has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2008. Also, because the interest rate swap agreements which are in place to hedge the variability in cash flows attributable to changes in interest rates contain cross-default provisions, the liability associated with those instruments of $248 million has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2008. Additionally, as a result of the above classifications, debt issuance costs have been classified as a current asset. See Note 9 to our consolidated financial statements included in this report for additional information on debt and interest rate swap agreements.

        Should our lenders declare the total debt outstanding to be due and payable upon default, we would not have sufficient liquidity to satisfy our total debt obligations. However, absent the debt being due and payable upon default, management believes that net cash provided by our operations and financing activities, and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for at least the next twelve months.

        The accompanying consolidated financial statements included in this report have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The ability of Idearc to continue as a going concern is predicated upon, among other things, our successful restructuring of our capitalization and debt service obligations. While we are committed to pursuing the various options to restructure our capitalization and debt service obligations, there can be no assurance that the capital restructure plans will be successfully completed; and therefore, there is uncertainty about our ability to realize our assets or satisfy our liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

  Operating Revenue

        We derive our operating revenue primarily from the sale of advertising in our print directories, which we refer to as print products revenue. Of our total 2008 operating revenue of $2,973 million, $2,670 million, or 89.9% came from the sale of advertising in our print directories. Revenue from our Internet products, including Superpages.com, which we refer to as Internet revenue, was $300 million, or 10.1%, of our total 2008 operating revenue. Other revenue sources were $3 million, or 0.1%, of our total 2008 operating revenue.

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

        Print Products.    Advertising in print directories is sold a number of months prior to the date each title is published. We recognize revenue ratably over the life of each directory, which is typically 12 months, using the amortization method of accounting, with revenue recognition commencing in the month of publication. A portion of the revenue reported in any given year represents sales activity and in some cases publication of directories that occurred in the prior year. Print advertising is sold to two customer bases: local advertisers, comprised of small- and medium-sized businesses that advertise in a limited geographical area, and national advertisers, comprised of larger businesses that advertise regionally or nationally. The proportion of print product revenue attributable to local and national advertisers has historically been consistent over time, with 83.6%, 83.9%, and 83.8% attributable to local advertisers and 16.4%, 16.1%, and 16.2% attributable to national advertisers in 2008, 2007 and 2006, respectively.

        Our print products advertising sales have continued to decline due to weaker economic conditions and competition from other advertising media. These declines in print products advertising sales will impact print products revenue into 2009, due to the amortization method of accounting. For the years ended December 31, 2008 and 2007, net print products advertising sales declined 11.4% and 4.1%, compared to the same periods in 2007 and 2006 respectively, with multi-product advertising sales declining 9.8% and 2.0% for the same periods, respectively.

        Internet.    Our Internet products earn revenue from two primary sources: fixed-fee services and performance-based advertising products. Fixed-fee services include advertisement placement on our websites, and website development and hosting for our advertisers. Revenue from fixed-fee services is recognized monthly over the life of the service. Performance-based advertising products revenue is earned when consumers connect with our advertisers by a "click" on their Internet advertising or a phone call to their businesses. Performance-based advertising products revenue is recognized when there is evidence that qualifying transactions have occurred.

        Other Revenue.    Other revenue primarily consists of the sale of published directories. Other revenue in 2006 also includes revenue associated with commercial printing services. We sold our printing plant assets in the first half of 2006 and no longer derive revenue from commercial printing services.

  Operating Expense

        Operating expense is comprised of five expense categories: (1) selling, (2) cost of sales, (3) general and administrative, (4) impairments and (5) depreciation and amortization.

        Selling.    Selling expense includes the sales and sales support organizations, including base salaries and sales commissions paid to our local sales force, national sales commissions paid to independent certified marketing representatives, local marketing and promotional expenses, sales training, advertising and customer care expenses. Sales commissions are amortized over the average life of the directory or advertising service. All other selling costs are expensed as incurred. In 2008, selling expense of $700 million represented 34.2% of total operating expense and 23.5% of total operating revenue.

        During our second quarter ended June 30, 2007, we changed our accounting method of recognizing sales commissions. Sales commissions were previously expensed as incurred. We now defer sales commissions as part of deferred directory costs and recognize these costs over the life of the directory or advertising service, consistent with our revenue recognition policies on such products and services. We believe this method is preferable because it provides a better matching of sales commissions with the related revenues and is the policy followed by other companies in the industry. Additionally, this method is consistent with our accounting policy for other direct and incremental costs, which include paper, printing and initial distribution costs. We recorded the change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires that all elective accounting changes be made on a retrospective basis. As such, all periods presented in the financial statements and related notes thereto included in this report have been adjusted to apply the impact of this accounting change. For additional information related to the change in accounting principle, see Note 5 to our consolidated financial statements included in this report.

        Cost of Sales.    Cost of sales includes the costs of producing and distributing both print yellow pages directories and Internet local search services, including publishing operations, paper, printing, directory distribution, website development and Internet traffic costs. Costs directly attributable to producing print directories are amortized over the average life of a directory. These costs include paper, printing and initial distribution. All other costs are expensed as incurred. In 2008, cost of sales of $608 million represented 29.7% of total operating expense and 20.5% of total operating revenue.

        General and Administrative.    General and administrative expense includes corporate management and governance functions, which are comprised of finance, human resources, real estate, marketing, legal, investor relations, billing and receivables management. In addition, general and administrative expense includes bad debt, operating taxes, insurance and other general expenses including restructuring costs and transition costs. All general and administrative costs are expensed as incurred. In 2008, general and administrative expense of $436 million represented 21.3% of total operating expense and 14.7% of total operating revenue. Historically, our general and administrative expense included the costs of other services, including real estate, information technologies, legal, finance and human resources, shared among Verizon affiliates. After the spin-off, we incurred these costs directly.

        Impairments.    Impairments expense in 2008 includes non-cash charges of $225 million associated with the write down of intangible assets of $222 million primarily related to Switchboard.com and $3 million related to other assets. In 2008, impairment charges represent 11.0% of total operating expense and 7.6% of total operating revenue.

        Depreciation and Amortization.    Depreciation and amortization expense includes depreciation expense associated with property, plant and equipment and amortization expense associated with capitalized software and other intangible assets. In 2008, depreciation and amortization expense of $78 million represented 3.8% of total operating expense and 2.6% of total operating revenue.

  Interest Expense

        Interest expense, net of interest income, is primarily comprised of interest expense associated with our debt and amortization of debt issuance costs, offset by interest income. In 2008, interest expense, net of interest income, of $647 million represented 21.8% of total operating revenue.

  Provision for Income Taxes

        Idearc Inc. and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions. Post spin-off, we file our own consolidated income tax returns separate and apart from Verizon. Prior to the spin-off, we were included in Verizon's consolidated federal and state income tax returns. The provision for income taxes in our audited financial statements has been determined as if we filed our own consolidated income tax returns separate and apart from Verizon for all periods presented.

Results of Operations

  Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        The following table sets forth our operating results for the years ended December 31, 2008 and 2007:

	2008	2007	Change	%
	(in millions, except%)
Print products	$2,670	$2,900	$(230)	(7.9)%
Internet	300	285	15	5.3
Other	3	4	(1)	(25.0)

Total operating revenue	2,973	3,189	(216)	(6.8)
Selling	700	726	(26)	(3.6)
Cost of sales (exclusive of depreciation and amortization)	608	628	(20)	(3.2)
General and administrative	436	404	32	7.9
Impairments	225	—	225	NM
Depreciation and amortization	78	88	(10)	(11.4)

Total operating expense	2,047	1,846	201	10.9
Operating income	926	1,343	(417)	(31.0)
Interest expense	647	676	(29)	(4.3)

Income before provision for income taxes	279	667	(388)	(58.2)
Provision for income taxes	96	238	(142)	(59.7)

Net income	$183	$429	$(246)	(57.3)%

  Operating Revenue

        Operating revenue of $2,973 million in 2008 decreased $216 million, or 6.8%, compared to $3,189 million in 2007.

        Print Products.    Revenue from print products of $2,670 million in 2008 decreased $230 million, or 7.9%, compared to $2,900 million in 2007. This decline was due to reduced advertiser renewals, reflecting a weaker economy, partially offset by the addition of new advertisers, increases in advertiser spending and revenue from new product offerings. We continued to face competition in the print directory market and from other advertising media, including cable television, radio and the Internet.

        Internet.    Internet revenue of $300 million in 2008 increased $15 million, or 5.3%, compared to $285 million in 2007, as we continued to expand our product offerings, market reach and advertiser base. The growth rate was lower than that realized in 2007 due to a weaker economy and the introduction of additional performance-based advertising products and a resulting customer shift to these products from fixed-fee advertising products. Performance-based products are at an early stage of development and have not yet reached their anticipated level of revenue growth.

        Other Revenue.    Other revenue primarily consists of revenue from the sale of published directories. Other revenue of $3 million in 2008 decreased $1 million, or 25.0%, compared to $4 million in 2007.

  Operating Expense

        Operating expense of $2,047 million in 2008 increased $201 million, or 10.9%, compared to $1,846 million in 2007. These costs include non-cash impairment charges of $225 million primarily associated with the write off of intangible assets.

        Selling.    Selling expense of $700 million in 2008 decreased $26 million, or 3.6%, compared to $726 million in 2007. This decrease was primarily driven by lower advertising costs, lower sales commissions, and reduced contract services costs.

        Cost of Sales.    Cost of sales of $608 million in 2008 decreased $20 million, or 3.2%, compared to $628 million in 2007. This decrease was primarily driven by lower employee related costs, reduced contract services costs, and lower printing costs. These decreases were offset by higher Internet traffic costs associated with our Internet growth.

        General and Administrative.    General and administrative expense of $436 million in 2008 increased $32 million, or 7.9%, compared to $404 million in 2007. This increase was primarily driven by higher bad debt expense, higher expenses associated with operating taxes, a contract settlement with a former reseller of our advertising, and a gain that was recorded in 2007 resulting from the sale of owned facilities. Additionally, in 2008 we recorded restructuring costs of $23 million, which included severance costs associated with one-time termination benefits, facilities costs, including rent and other expenses incurred associated with exiting certain leased facilities, capital restructuring costs, and other restructuring expenses including fixed asset retirements. These restructuring costs were incurred as part of strategic organizational and market exit initiatives to improve ongoing operational efficiencies and reduce operating costs. These increases were partially offset by reduced transition costs related to our spin-off, lower stock-based compensation expense and lower employee related costs. Bad debt expense of $206 million for the year ended December 31, 2008, increased by $47 million, or 29.6% compared to $159 million for the year ended December 31, 2007. The increased bad debt expense was influenced by the current weak economic environment, as well as the continuing effect of a temporary relaxation of certain aspects of our credit policy in mid-2007 associated with the transition of billing activities from Verizon. Bad debt expense as a percent of total operating revenue was 6.9% for the year ended December 31, 2008 compared to 5.0% for the year ended December 31, 2007.

        Impairments.    Impairments expense of $225 million in 2008 includes non-cash charges associated with the write down of intangible assets of $222 million primarily related to Switchboard.com and $3 million related to other assets. No impairment charges were recorded in 2007.

        Depreciation and Amortization.    Depreciation and amortization expense of $78 million in 2008 decreased $10 million, or 11.4%, compared to $88 million in 2007. Depreciation expense of $34 million in 2008 decreased $7 million, or 17.1%, compared to $41 million in 2007. The decrease in depreciation expense resulted from reduced property, plant and equipment balances associated with buildings, computer and data processing equipment, and automobiles. Amortization expense, primarily associated with capitalized internal-use software, of $44 million in 2008, decreased $3 million, or 6.4%, compared to $47 million in 2007.

  Interest Expense

        Interest expense, net of interest income, of $647 million in 2008 decreased $29 million, or 4.3%, compared to interest expense, net of interest income, of $676 million in 2007. Interest expense in 2008 and 2007 includes $11 million in amortization of debt issuance costs. The lower interest expense, net is primarily due to reduced principal balances and lower interest rates associated with our debt.

  Provision for Income Taxes

        Provision for income taxes of $96 million for 2008 decreased $142 million, or 59.7%, compared to $238 million for 2007, primarily due to lower pre-tax income. The provision for income taxes for 2007 includes the effect of one-time discrete items. The effective tax rates for 2008 and 2007 were 34.4% and 35.7%, respectively. The decline in the effective tax rate is primarily due to the recognition of tax benefits related to uncertain tax positions.

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        The following table sets forth our operating results for the years ended December 31, 2007 and 2006:

	2007	2006	Change	%
	(in millions, except%)
Print products	$2,900	$2,978	$(78)	(2.6)%
Internet	285	230	55	23.9
Other	4	13	(9)	(69.2)

Total operating revenue	3,189	3,221	(32)	(1.0)
Selling	726	710	16	2.3
Cost of sales (exclusive of depreciation and amortization)	628	641	(13)	(2.0)
General and administrative	404	434	(30)	(6.9)
Depreciation and amortization	88	89	(1)	(1.1)

Total operating expense	1,846	1,874	(28)	(1.5)
Operating income	1,343	1,347	(4)	(0.3)
Interest expense	676	60	616	NM

Income before provision for income taxes	667	1,287	(620)	(48.2)
Provision for income taxes	238	500	(262)	(52.4)

Net income	$429	$787	$(358)	(45.5)%

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

        Selling.    Selling expense of $726 million in 2007 increased $16 million, or 2.3%, compared to $710 million in 2006. This increase was primarily driven by higher employee related costs including sales commissions, partially offset by lower employee benefit costs.

        Cost of Sales.    Cost of sales of $628 million in 2007 decreased $13 million, or 2.0%, compared to $641 million in 2006. This decrease was primarily driven by lower employee related costs, employee benefit costs, and contract services costs, partially offset by higher printing costs due to increased volumes and higher Internet traffic costs associated with our Internet growth.

        General and Administrative.    General and administrative expense of $404 million in 2007 decreased by $30 million, or 6.9%, compared to $434 million in 2006. This decrease was primarily due to lower corporate charges from our former parent, lower stock-based compensation expense, higher pension settlement gains, and the impact of gains from the sales of assets, offset by increased transition costs, higher bad debt expense, increased contractor services expense and higher employee severance charges.

  Interest Expense

        Interest expense, net of interest income, of $676 million in 2007 increased $616 million compared to $60 million in 2006, as a result of interest expense associated with the $9,115 million of debt acquired at the time of our spin-off in November 2006. Interest expense in 2007 includes $11 million in amortization of debt issuance costs.

  Provision for Income Taxes

        Provision for income taxes in 2007 of $238 million decreased $262 million or 52.4% compared to $500 million in 2006, primarily due to lower pre-tax income related to the items described above, principally increased interest expense. The provision for income taxes for 2007 includes the effect of one-time discrete items. The effective tax rates for 2007 and 2006 were 35.7% and 38.9%, respectively. The decline in the effective tax rate is primarily due to the recognition of tax benefits related to uncertain tax positions.

Liquidity and Capital Resources

  Historical

        Our principal source of liquidity is cash flow generated from operations. We have historically generated sufficient cash flow to fund our operations and investments and to make debt and dividend payments. In March 2008, we announced the decision by our Board of Directors to eliminate the payment of dividends, as part of our capital allocation program. On October 24, 2008, we initiated borrowings of $247 million under our existing $250 million revolving credit facility leaving available funds of approximately $0.3 million ($250 million revolving credit facility less $247 million in initiated borrowings less $2.7 million in letters of credit outstanding). We made this borrowing under our revolving credit facility to increase our cash position to preserve our financial flexibility in light of the current uncertainty in the credit markets. In accordance with the terms of our senior secured credit facility, we intend to use the proceeds from the borrowing for general corporate purposes. We pay a commitment fee of 0.375% for the unused portion of the revolving credit facility, calculated based on the daily unused amount and payable on a quarterly basis. During 2007, we did not utilize the revolving credit facility, other than for the issuance of $2 million of letters of credit.

        Prior to the spin-off from Verizon in November 2006, we had a financial services arrangement with Verizon Financial Services LLC. We could, along with other Verizon affiliates, borrow or advance funds on a day-to-day ("demand") basis. Because these borrowings and advances were based on a variable interest rate and demand note basis, the carrying value of the note approximated fair market value. On the date of the spin-off, our note receivable with Verizon Financial Services LLC was settled.

        As previously discussed under Capital Restructuring, due to the potential events of default resulting from noncompliance with certain covenants in our debt agreements described above and our expectation to restructure our capitalization through a "pre-packaged", "pre-negotiated", or similar plan of reorganization under federal bankruptcy laws, our total outstanding debt of $9,267 million has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2008. Also, because the interest rate swap agreements which are in place to hedge the variability in cash flows attributable to changes in interest rates contain cross-default provisions, the liability associated with those instruments of $248 million has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2008. See Note 9 to our consolidated financial statements included in this report for additional information on debt and interest rate swap agreements.

        Should our lenders declare the total debt outstanding to be due and payable upon default, we would not have sufficient liquidity to satisfy our total debt obligations. However, absent the debt being due and payable upon default, management believes that net cash provided by our operations and financing activities, and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for at least the next twelve months.

  Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        The following table sets forth a summary of cash flows for the years ended December 31, 2008 and 2007:

	2008	2007	Change
	(in millions)
Cash Flow Provided By (Used In):
Operating activities	$363	$369	$(6)
Investing activities	(50)	(246)	196
Financing activities	149	(247)	396

Increase (Decrease) In Cash and Cash Equivalents	$462	$(124)	$586

        Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $363 million in 2008 decreased $6 million, compared to $369 million in 2007, primarily due to lower cash collections coupled with higher bad debt write-offs, and a contract settlement with a former reseller of our advertising. These unfavorable items were partially offset by reduced transition costs related to our spin-off, lower income tax payments, as well as lower interest payments.

        Our 2008 payments for other post-employment benefit costs were $24 million. Our anticipated 2009 cash outflow associated with these benefits are anticipated to be approximately $24 million. We expect to experience similar cash outflows in the future. See Note 12 to our consolidated financial statements included in this report for additional information.

        Cash used in investing activities of $50 million in 2008 decreased $196 million, compared to $246 million of net cash used in investing activities in 2007. The decrease was primarily due to the $227 million acquisition of Switchboard.com in 2007, partially offset by reduced proceeds from the sale of assets and higher capital expenditures.

        Cash provided by financing activities increased $396 million in 2008 compared to 2007. The increase was primarily due to the borrowings we initiated on October 24, 2008 of $247 million under our existing $250 million revolving credit facility. We made this borrowing under our revolving credit facility to increase our cash position to preserve our financial flexibility in light of the current uncertainty in the credit markets. In accordance with the terms of our senior secured credit facility, we intend to use the proceeds from the borrowing for general corporate purposes. In 2008, long-term debt payments were $48 million and dividends paid to stockholders were $50 million. In 2007, long-term debt payments were $47 million and dividends paid to stockholders were $200 million.

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

        Our primary source of funds in 2007 was cash generated from operations. In 2007, cash provided by operating activities decreased $624 million, or 62.8%, compared to 2006, primarily due to interest payments of $691 million on debt incurred, transition costs associated with the spin-off, higher bad debt write-offs, and an anticipated increase in accounts receivable resulting from our decision to transfer billing from Verizon to our own direct billing platform.

        Cash used in investing activities increased $205 million in 2007 compared to 2006, primarily due the $227 million acquisition of Switchboard.com, offset by lower capital expenditures, the Inceptor acquisition in 2006 and proceeds from the sales of assets.

        Cash used in financing activities decreased $533 million, or 68.3%, in 2007, compared to 2006. In 2007, long-term debt payments were $47 million and dividends paid to stockholders were $200 million. In 2006, dividends, returns of capital, and final distribution transactions paid to our former parent of $2,733 million were partially offset by the proceeds from issuance of long-term debt of $1,953 million.

Debt Obligations

        As previously discussed under Capital Restructuring, due to the potential events of default resulting from noncompliance with certain covenants in our debt agreements described above, and our expectation to restructure our capitalization through a "pre-packaged", "pre-negotiated", or similar plan of reorganization under federal bankruptcy laws, our total outstanding debt of $9,267 million has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2008.

        Outstanding debt obligations are as follows:

			At December 31,
	Interest Rates	Maturities	2008	2007
			(in millions)
Senior secured credit facilities:
Revolving credit facility	LIBOR + 1.50%	2011	$247	$—
Tranche A facility	LIBOR + 1.50%	2009-2013	1,515	1,515
Tranche B facility	LIBOR + 2.00%	2006-2014	4,655	4,703

Total senior secured credit facilities			6,417	6,218
Senior unsecured notes	8.0%	2016	2,850	2,850

Total debt obligations			9,267	9,068
Less current maturities of long-term debt			(9,267)	(48)

Long-term debt			$—	$9,020

  Senior Secured Credit Facilities

        On November 17, 2006, we entered into senior secured credit facilities totaling $6,265 million, which consisted of: (a) Tranche A term loan facility of approximately $1,515 million (the "Tranche A Facility"), (b) Tranche B term loan facility of $4,750 million (the "Tranche B Facility"), and (c) a $250 million revolving credit facility. The revolving credit facility matures and is due on November 17, 2011. The senior secured credit facilities are guaranteed by substantially all of Idearc's subsidiaries and are secured by substantially all present and future assets of Idearc and our subsidiaries.

        On October 24, 2008, we initiated borrowings of $247 million under our existing $250 million revolving credit facility, leaving available funds at December 31, 2008 of approximately $0.3 million ($250 million revolving credit facility less $247 million in initiated borrowings less $2.7 million in letters of credit outstanding). We made this borrowing under our revolving credit facility to increase our cash position to preserve our financial flexibility in light of the current uncertainty in the credit markets. In accordance with the terms of the senior secured credit facility, we intend to use the proceeds from the borrowing for general corporate purposes. We pay a commitment fee of 0.375% for the unused portion of the revolving credit facility, calculated based on the daily unused amount and payable on a quarterly basis.

        Payments of principal under the Tranche A Facility are due quarterly beginning in 2009, and a final payment due at maturity on November 15, 2013. Principal payments under the Tranche A Facility amortize as a percentage of the total term loan in an amount per quarter equal to the following: 2009 — 1.25%; 2010 — 2.50%; 2011 — 3.75%; 2012 — 5.00%; 2013 (first three quarters) — 12.50%; Maturity — 12.50%. The Tranche B Facility is payable in equal quarterly installments beginning in 2007 in an amount equal to 0.25% per quarter, with the balance due on the maturity date of November 17, 2014. At December 31, 2008, we elected interest rates of one month LIBOR on the Tranche A Facility, revolving credit facility, and $200 million of Tranche B at rates of 1.97%, 1.97%, and 2.47%, respectively. In addition, we made a three month LIBOR rate election on the remaining $4,455 million of Tranche B Facility at a rate of 3.46%.

        As of December 31, 2008, we had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million. These interest rate swap agreements consist of three separate swap transactions with notional amounts of $1,710 million maturing on March 31, 2009, $2,700 million maturing on June 29, 2012 and $1,100 million maturing on September 30, 2010. In addition, we entered into two forward swap transactions effective March 31, 2009 with notional amounts of $800 million maturing on March 31, 2012 and $900 million with annual notional reductions of $200 million maturing on March 31, 2012. Under the interest rate swap agreements, we pay fixed rate interest at rates ranging from 4.86% to 5.15% and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swap agreements comply with debt covenants under the senior secured credit facilities that require at least 50% of total outstanding debt be subject to fixed interest rates through March 2009. We do not enter into derivative financial instruments for trading or speculative purposes.

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

        All derivative financial instruments are recognized as either assets or liabilities on our balance sheet with measurement at fair value. The fair values of the derivative financial instruments are determined in accordance with SFAS 157. On a quarterly basis, the fair values of the interest rate swap arrangements are determined based on observable market prices of similar instruments. For those interest rate swap agreements in a liability position, our nonperformance risk is factored into the measurement of fair values. In evaluating our non-performance risk, we utilize the quoted market prices on our senior secured credit facilities to estimate a credit risk premium. The credit risk premium is then incorporated into the valuation of the interest rate swaps. The non-performance risk of $300 million is reflected in our financial statements as of December 31, 2008. See Note 4 to our consolidated financial statements included in this report for a further explanation of fair value measurements.

        We assess, at both the inception of the hedge transaction and on an ongoing basis, whether the derivatives used in hedged transactions are highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in accumulated other comprehensive loss, a component of stockholders' equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any ineffectiveness of the hedge transaction is recorded in the current period net income as part of interest expense, net.

        We have assessed the effectiveness, both prospectively and retrospectively, of the interest rate swap agreements for the period ended December 31, 2008 using either critical terms matching or a regression analysis and have concluded the swap agreements remain highly effective. The fair value of the interest rate swap agreements at December 31, 2008 are $248 million ($161 million net of tax, recorded to accumulated other comprehensive loss) and are classified in our consolidated balance sheet as a current liability. The fair value of the interest rate swap agreements at December 31, 2008 of $248 million includes a $300 million reduction associated with nonperformance risk as required by SFAS 157.

        The amount of ineffectiveness related to the re-designated $1,100 million swap, recorded in earnings, is equal to the excess of the cumulative change in the fair value of the actual interest rate swap over the cumulative change in the fair value of the "perfect" hypothetical interest rate swap transaction. The hypothetical interest rate swap transaction is presumed to perfectly offset the hedged cash flows. In 2008, we recorded a $13 million reduction to interest expense, net ($8 million net of tax) in the consolidated statements of income as a result of swap transaction ineffectiveness. Also, due to the de-designation of the $1,100 million interest rate swap transaction maturing September 30, 2010, $5 million was amortized from accumulated other comprehensive loss to interest expense, net ($3 million net of tax) in the consolidated statements of income. Approximately $25 million will be amortized over the remaining term of the interest rate swap agreement.

        The interest rate swap agreements which are in place to hedge the variability in cash flows attributable to changes in interest rates contain cross-default provisions with our debt obligations. The liability associated with those financial instruments has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2008. Additionally, subsequent to December 31, 2008, we expect that the interest rate swap agreements will no longer qualify for hedge accounting and all future changes in fair value of the interest rate swap agreements will be recognized directly to the statement of income. Amounts related to the interest rate swap agreements recorded in accumulated other comprehensive loss, a component of stockholder's equity, will remain until the forecasted interest payments are made. However, if the forecasted interest payments are not probable of occurring, then any remaining amount included in accumulated other comprehensive loss related to the interest rate swap agreements will be charged to the statement of income.

  Senior Unsecured Notes

        The outstanding senior unsecured notes of $2,850 million were originally issued under an indenture dated November 17, 2006. During the second quarter of 2007, we completed an offer to exchange substantially all of the outstanding senior unsecured notes, which were originally issued in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), for an equal principal amount of a new issue of senior unsecured notes registered under the Securities Act. The senior unsecured notes mature on November 17, 2016. Interest is payable semiannually (at 8% per year) in cash to holders of record of senior unsecured notes.

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

  Debt Covenants and Maturities

        The senior secured credit facilities and senior unsecured notes require us to comply with customary affirmative and negative covenants and include customary events of default. Included in these covenants is a quarterly leverage ratio covenant calculation (total indebtedness less cash to earnings before, interest, taxes, depreciation and amortization, as defined). Our financing arrangements contain restrictions on our ability to pay dividends on shares of our common stock based on meeting certain measures and complying with other conditions.

        At December 31, 2008, we were in compliance with all of our debt covenants. However, based on current forecasts, we anticipate that we may be noncompliant with the quarterly leverage ratio covenant sometime in the first half of 2009. Additionally, because the December 31, 2008 financial statements we will provide to our lenders will include a Report of Independent Registered Public Accounting Firm that contains an explanatory paragraph expressing doubt as to our ability to continue as a going concern, we will be noncompliant with a second covenant. Noncompliance with this covenant is an event of default under the senior secured facilities thirty days following notice of such default from the lenders. Upon an event of default, absent other potential remedies, the lenders may declare the total secured debt outstanding to be due and payable, and upon acceleration, our unsecured notes would also become due and payable. Accordingly, our total outstanding debt obligations of $9,267 million have been classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2008.

        We made scheduled principal payments of $48 million in 2008. Contractual principal payments associated with our debt obligations are as follows: $123 million in 2009, $199 million in 2010, $522 million in 2011, $351 million in 2012 and $8,072 million thereafter. The 2011 amount includes the maturity of the revolving credit facility of $247 million.

Contractual Obligations

        Our contractual obligations as of December 31, 2008, are summarized below.

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt obligations(1)	$9,267	$123	$721	$1,156	$7,267
Interest payments on debt obligations(1)(2)	4,037	648	1,256	1,147	986
Operating lease obligations	82	29	34	15	4
Other post-employment benefit obligations	274	24	50	50	150

Total	$13,660	$824	$2,061	$2,368	$8,407

(1)
Our total outstanding debt obligations of $9,267 million have been classified as a current liability in the consolidated balance sheet as of December 31, 2008. Debt obligations as set forth in the above table reflect the contractual obligations as required by the current debt agreements.

(2)
Some of our interest obligations are variable based on London Interbank Offer Rate (LIBOR). At December 31, 2008, we had interest rate hedges in place which resulted in 90.2% of our long-term obligations effectively being fixed rate. See Note 9 to our consolidated financial statements included in this report for a more detailed description of our fixed debt to floating rate debt obligations.

        The anticipated contractual obligations for unrecognized tax benefits under Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("FIN 48") which would require cash settlements were $85 million as of December 31, 2008. There is a high degree of uncertainty regarding the timing and amount of cash flows related to these unrecognized tax benefit liabilities, thus we cannot reasonably estimate the settlement periods. The liability at December 31, 2008 was $85 million.

Critical Accounting Policies

        The following is a summary of the critical accounting policies used in preparing our financial statements.

  Revenue Recognition

        We earn revenues primarily from yellow pages directory and Internet advertising. The sale of advertising in print directories is the primary source of revenues. We recognize revenues ratably over the life of each directory using the amortization method of accounting, with revenue recognition commencing in the month of publication. Our Internet advertising service earns revenues from two sources: fixed-fee and performance-based advertising products. Fixed-fee advertising includes advertisement placement on our Internet sites and website development and hosting for our advertisers. Revenues from fixed-fee advertisers are recognized monthly over the life of the advertising service. Performance-based advertising products revenues are earned when consumers connect with our Internet advertisers by a "click" on their Internet advertising or a phone call to their businesses. Performance-based advertising products revenues are recognized when there is evidence that qualifying transactions have occurred.

  Expense Recognition

        Costs directly attributable to producing directories are amortized over the average life of a directory under the deferral and amortization method. Direct costs include paper, printing, initial distribution and sales commissions. Paper costs are stated on an average cost basis. All other costs are recognized as incurred.

        During our second quarter ended June 30, 2007, we changed our accounting method of recognizing sales commissions. Sales commissions were previously expensed as incurred. We now defer sales commissions to deferred directory costs and recognize these costs over the life of the directory or advertising service, consistent with our revenue recognition policies on such products and services. We believe this method is preferable because it provides a better matching of sales commissions with the related revenues and is the policy followed by other companies in the industry. Additionally, this method is consistent with our accounting policy for other direct and incremental costs, which include paper, printing and initial distribution costs. We recorded the change in accounting principle in accordance with SFAS 154. SFAS 154 requires that all elective accounting changes be made on a retrospective basis. As such, all financial statements and related notes included in this report have been adjusted to apply the impact of this accounting change retrospectively to all prior periods. For additional information related to the change in accounting principle, see Note 5 to our consolidated financial statements included in this report.

  Accounts Receivable

        Accounts receivable is recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history and an estimate of uncollectible accounts. Management may exercise its judgment in adjusting the provision as a consequence of known items, including current economic factors and credit trends. Accounts receivable adjustments are recorded against the allowance for doubtful accounts. Bad debt expense as a percentage of revenue was 6.9%, 5.0%, and 4.3%, for the years 2008, 2007 and 2006, respectively.

  Income Taxes

  Adoption of FIN 48

        Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, we recognized a $33 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase in the balance of retained earnings as of January 1, 2007.

        The total amount of unrecognized tax benefits (including interest accruals) at December 31, 2008, was $85 million, and if recognized would reduce the effective tax rate.

        We classify and recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During 2008, 2007, and 2006, we recognized interest of approximately ($5) million, $4 million, and $6 million, respectively. We had $12 million and $17 million of accrued interest associated with tax positions at December 31, 2008, and 2007, respectively.

        We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during 2009.

  Income Taxes

        We file income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2004.

        We account for income taxes in accordance with SFAS 109, "Accounting for Income Taxes" and FIN 48. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

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

        We were included in Verizon's consolidated federal and state income tax returns prior to the spin-off. However, the provision for income taxes in our consolidated financial statements has been determined as if we filed our own consolidated income tax returns separate and apart from Verizon.

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

        The healthcare cost trend rate for 2008 was 10%, declining to 5% by 2011 for both pre- and post-age 65 employees and retirees.

        A sensitivity analysis of the impact on the expense (income) recorded for 2008 of a one percent change in our assumptions is shown in the table below:

	Pension		Health Care and Life
	+1.0%	-1.0%	+1.0%	-1.0%
	(in millions)
Discount rate	$(1)	$1	$(1)	$1
Expected return on assets	(7)	7	—	—
Health care trend rate	—	—	2	(1)

  Goodwill and Other Intangible Assets

  Goodwill

        Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") impairment testing for goodwill is performed at least annually unless indicators of impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the entity level (the reporting unit). Step one compares the fair value of the reporting unit (calculated using the enterprise value-market capitalization approach) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as impairment. After applying the annual impairment test in the fourth quarter of 2008, we determined that goodwill was not impaired.

  Intangible Assets

        Intangible assets consist primarily of indefinite-lived intangibles and internal-use software. SFAS 142 provides initial recognition and measurement guidance for intangible assets acquired other than in a business combination. An intangible asset acquired either individually or within a group of other assets other than in a business combination is initially recognized and measured based on its fair value. Additionally, SFAS 142 provides subsequent accounting guidance for such intangible assets, including guidance for determining whether they have a finite or indeterminate useful lives and therefore whether they should be amortized. Finally, SFAS 142 addresses accounting for impairments of intangible assets with indeterminate lives. However, impairment guidance for intangible assets with finite lives is found in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        We evaluate the recoverability of identifiable indefinite-lived intangible assets annually or whenever events or changes in circumstances indicate that the intangible assets' carrying amounts may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated discounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimation of fair value is based on various valuation techniques, including the present value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

        We capitalize internal-use software if it has a useful life in excess of one year, in accordance with AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Internal use software is amortized over a three to seven year period. Software maintenance and training costs are expensed in the period in which they are incurred. We amortize capitalized internal-use software costs using the straight-line method over their useful lives and review for impairment in accordance with SFAS 144, which requires us to test for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

        At December 31, 2008, we tested our intangible assets for impairment based on current economic and business indicators. When measured, the intangible assets' fair values, based on the present value of future cash flows did not exceed their carrying amounts and an impairment loss was recognized. Our 2008 consolidated statement of income reflects impairment charges of $225 million, of which $222 million relates to intangible assets primarily related to Switchboard.com and $3 million relates to other assets.

        See Note 8 to our consolidated financial statements included in this report for information related to the carrying amounts of goodwill and other intangible assets.

  Off Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that are material to our results of operation, financial condition or liquidity.

  Recent Accounting Pronouncements

  Fair Value Measurements

        In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-2, "Partial Deferral of the Effective Date of Statement 157" ("FSP 157-2"), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 is not expected to have a material impact on our consolidated financial statements.

  Business Combinations

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on our consolidated financial statements.

  Derivative Instruments and Hedging Disclosures

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 and apply its provisions beginning in the first quarter of 2009.

  Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of FSP FAS 142-3 is not expected to have a material impact on our consolidated financial statements.

  Enhanced Disclosures for Postretirement Benefit Plan Assets

        In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 amends SFAS No. 132(R), "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132(R)") to require additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires the disclosure of the level within the fair value hierarchy (i.e., level 1, Level 2 and Level 3) in which each major category of plan assets falls using the guidance in SFAS No. 157, "Fair Value Measurement." FSP FAS 132(R)-1 is applicable to an employer that is subject to the disclosure requirements of SFAS 132(R) and is effective for fiscal years ending after December 15, 2009. We are currently evaluating the potential impact of the adoption of FSP FAS 132(R)-1 on disclosures related to our consolidated financial statements.

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

        As of December 31, 2008, we had $9,267 million of debt outstanding, of which 69% was floating rate debt and 31% was fixed rate debt, excluding the impacts of our interest rate swap transactions. Our total debt outstanding at December 31, 2008 was $199 million higher than at December 31, 2007 as a result of our borrowing of $247 million under our revolving credit facility in October 2008, offset by $48 million of principal payments in 2008. We have approximately $0.3 million of available funds remaining on our revolving credit facility ($250 million revolving credit facility less $247 million in initiated borrowings less $2.7 million in letters of credit outstanding).

        As of December 31, 2008, we had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million, which represents approximately 86% of our floating rate debt. Under the interest rate swap agreements, we pay fixed rate interest at rates ranging from 4.86% to 5.15% and receive floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. The impact of our implemented interest rate strategy has effectively increased our fixed rate debt to 90% of our total outstanding debt. These swap agreements comply with our debt covenants under our senior secured credit facilities that require that at least 50% of our total outstanding debt be subject to fixed interest rates through March 2009. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Secured Credit Facilities" for additional information regarding our interest rate swap transactions.

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

        All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheet with measurement at fair value. The fair values of the derivative financial instruments are determined in accordance with SFAS 157. On a quarterly basis, the fair values of the interest rate swap arrangements are determined based on observable market prices of similar instruments. For those interest rate swap agreements in a liability position, nonperformance risk of the Company is factored into the measurement of fair values. See Note 4 to our consolidated financial statements included in this report for a further explanation of fair value measurements.

        We assess, at both the inception of the hedge transaction and on an ongoing basis, whether the derivatives used in hedged transactions are highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in accumulated other comprehensive loss, a component of stockholders' equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any ineffectiveness of the hedge transaction is recorded in current period net income as part of interest expense, net.

        We have assessed the effectiveness, both prospectively and retrospectively, of the interest rate swap agreements for the period ended December 31, 2008 using either critical terms matching or a regression analysis and have concluded the swap agreements remain highly effective. The fair value of the interest rate swap agreements at December 31, 2008 are $248 million ($161 million net of tax, recorded to accumulated other comprehensive loss) and are classified in our consolidated balance sheet as a current liability. The fair value of the interest rate swap agreements at December 31, 2008 of $248 million includes a $300 million reduction associated with nonperformance risk as required by SFAS 157.

        The amount of ineffectiveness related to the re-designated $1,100 million swap, recorded in earnings, is equal to the excess of the cumulative change in the fair value of the actual interest rate swap over the cumulative change in the fair value of the "perfect" hypothetical interest rate swap transaction. The hypothetical interest rate swap transaction is presumed to perfectly offset the hedged cash flows. We recorded a $13 million reduction to interest expense, net ($8 million net of tax) in the consolidated statements of income as a result of swap transaction ineffectiveness. Also, due to the de-designation of the $1,100 million interest rate swap transaction maturing September 30, 2010, $5 million was amortized from accumulated other comprehensive loss to interest expense, net ($3 million net of tax) in the consolidated statements of income. Approximately $25 million will be amortized over the remaining term of the interest rate swap agreement.

        We performed an interest rate sensitivity analysis on our variable rate debt. The analysis indicated that a 0.5% increase in interest rate associated with floating rate debt would reduce our 2008 pre-tax earnings by $4.6 million, taking into account the impact of our implemented interest rate strategy.

        The interest rate swap agreements which are in place to hedge the variability in cash flows attributable to changes in interest rates contain cross-default provisions with our debt obligations. The liability associated with those financial instruments has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2008. Additionally, subsequent to December 31, 2008, we expect that the interest rate swap agreements will no longer qualify for hedge accounting and all future changes in fair value of the interest rate swap agreements will be recognized directly to the statement of income. Amounts related to the interest rate swap agreements recorded in accumulated other comprehensive loss, a component of stockholder's equity, will remain until the forecasted interest payments are made. However, if the forecasted interest payments are not probable of occurring, then any remaining amount included in accumulated other comprehensive loss related to the interest rate swap agreements will be charged to the statement of income.

Item 8.    Financial Statements and Supplementary Data.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Idearc Inc.

        We have audited the accompanying consolidated balance sheets of Idearc Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Idearc Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that Idearc Inc. will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company expects to be in violation of certain covenants of its debt agreements in 2009 and, as a result, is pursuing various financing alternatives to restructure its capitalization, including pursuing a pre-packaged, pre-negotiated, or similar plan of reorganization under federal bankruptcy laws. These conditions raise substantial doubt about Idearc Inc.'s ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the impact of this uncertainty.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the recognition of sales commissions for all periods presented and for uncertain tax positions effective January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Dallas, Texas
March 9, 2009

Idearc Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(in millions, except per share amounts)
Operating Revenue
Print products	$2,670	$2,900	$2,978
Internet	300	285	230
Other	3	4	13

Total Operating Revenue	2,973	3,189	3,221
Operating Expense
Selling	700	726	710
Cost of sales (exclusive of depreciation and amortization)	608	628	641
General and administrative	436	404	434
Impairments	225	—	—
Depreciation and amortization	78	88	89

Total Operating Expense	2,047	1,846	1,874
Operating Income	926	1,343	1,347
Interest expense, net	647	676	60

Income Before Provision for Income Taxes	279	667	1,287
Provision for income taxes	96	238	500

Net Income	$183	$429	$787

Basic and diluted earnings per common share	$1.25	$2.94	$5.40

Basic and diluted shares outstanding	146	146	146

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Balance Sheets

	At December 31,
	2008	2007
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$510	$48
Accounts receivable, net of allowances of $108 and $77	366	423
Deferred directory costs	282	312
Debt issuance costs	75	—
Deferred tax assets	49	—
Prepaid expenses and other	18	10

Total current assets	1,300	793
Property, plant and equipment	475	471
Less: accumulated depreciation	373	356

	102	115

Goodwill	73	73
Intangible assets, net	66	303
Pension assets	147	171
Non-current deferred tax assets	126	124
Long-term debt issuance costs	—	86
Other non-current assets	1	2

Total assets	$1,815	$1,667

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$9,267	$48
Derivative liabilities	248	—
Accounts payable and accrued liabilities	242	272
Deferred revenue	155	209
Deferred taxes	—	28
Other	21	31

Total current liabilities	9,933	588
Long-term debt	—	9,020
Employee benefit obligations	287	327
Unrecognized tax benefits	85	109
Other liabilities	1	223
Stockholders' equity (deficit):
Common stock ($.01 par value; 225 million shares authorized, 148,262,447 and 146,795,971 shares issued and outstanding in 2008 and 2007, respectively)	1	1
Additional paid-in capital (deficit)	(8,764)	(8,776)
Retained earnings	494	361
Accumulated other comprehensive loss	(222)	(186)

Total stockholders' equity (deficit)	(8,491)	(8,600)

Total liabilities and stockholders' equity (deficit)	$1,815	$1,667

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock(1)	Additional Paid-in Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Parent's Equity	Total
	(in millions)
Balance at December 31, 2005	$—	$—	$77	$—	$325	$402
Net income	—	—	22	—	765	787
Dividends/returns of capital paid to former parent	—	—	—	—	(652)	(652)
Pre-spin-off transactions with former parent	—	—	—	—	245	245
Final distribution to former parent	—	(1,722)	—	—	(707)	(2,429)
Issuance of common stock	1	(1)	—	—	—	—
Issuance of debt securities	—	(7,063)	—	—	—	(7,063)
Adoption of accounting standard — SFAS No. 158	—	—	—	(68)	—	(68)
Other	—	—	—	—	24	24

Balance at December 31, 2006	1	(8,786)	99	(68)	—	(8,754)
Net income	—	—	429	—	—	429
Dividends ($1.37 per share)	—	—	(200)	—	—	(200)
Issuance of equity based awards	—	10	—	—	—	10
Adoption of accounting standard-FIN 48	—	—	33	—	—	33
Adjustments for pension and post-employment benefits	—	—	—	25	—	25
Unrealized loss on cash flow hedges	—	—	—	(143)	—	(143)

Balance at December 31, 2007	1	(8,776)	361	(186)	—	(8,600)
Net income	—	—	183	—	—	183
Dividends ($0.3425 per share)	—	—	(50)	—	—	(50)
Issuance of equity based awards	—	12	—	—	—	12
Adjustments for pension and post-employment benefits	—	—	—	(13)	—	(13)
Unrealized loss on cash flow hedges	—	—	—	(23)	—	(23)

Balance at December 31, 2008	$1	$(8,764)	$494	$(222)	$—	$(8,491)

(1)
The number of shares issued on November 17, 2006, was 145,851,862. No additional shares were issued through December 31, 2006. Shares at December 31, 2007 were 146,795,971. Shares at December 31, 2008 were 148,262,447. The entire change in 2008 and 2007 was due to equity based awards granted to certain employees.

(2)
During 2007, the Company changed its accounting method of recognizing sales commissions. The $77 million recorded in retained earnings represents the 2004 and prior years' cumulative adjustment associated with the change of $79 million and the decreased 2005 net income of $2 million. See Note 5 to the consolidated financial statements for more information.

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash Flows from Operating Activities
Net income	$183	$429	$787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	78	88	89
Employee retirement benefits	—	(5)	50
Deferred income taxes	(73)	(21)	(46)
Provision for uncollectible accounts	206	159	140
Impairments	225	—	—
Stock-based compensation expense	6	27	56
Changes in current assets and liabilities
Accounts receivable	(150)	(253)	(96)
Deferred directory costs	30	(18)	(3)
Other current assets	(8)	(2)	(6)
Accounts payable and accrued liabilities	(99)	(8)	33
Other, net	(35)	(27)	(11)

Net cash provided by operating activities	363	369	993

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(56)	(46)	(64)
Acquisitions	—	(230)	(16)
Proceeds from sale of assets	6	26	20
Other, net	—	4	19

Net cash used in investing activities	(50)	(246)	(41)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	247	—	1,953
Repayment of long-term debt	(48)	(47)	—
Change in note receivable due from former parent	—	—	348
Dividends paid to Idearc stockholders	(50)	(200)	—
Dividends/returns of capital paid to former parent	—	—	(652)
Final distribution to former parent	—	—	(2,429)

Net cash provided by (used in) financing activities	149	(247)	(780)

Increase/(decrease) in cash and cash equivalents	462	(124)	172
Cash and cash equivalents, beginning of year	48	172	—

Cash and cash equivalents, end of year	$510	$48	$172

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1    Description of Business and Summary of Significant Accounting Policies

  Description of Business

        Idearc Inc. and its subsidiaries (collectively, "Idearc", "We", "Our" or the "Company") is one of the nation's largest providers of yellow and white pages directories and related advertising products. Our products primarily include print yellow and white pages directories, Superpages.com, our online local search product, and Superpages Mobile, our information directory for wireless subscribers.

        We are the exclusive publisher of Verizon Communications Inc. ("Verizon") branded yellow and white pages, operating primarily in the states where Verizon is the incumbent local exchange carrier. Unless terminated sooner in accordance with its terms, our 30-year publishing agreement with Verizon will remain in effect until November, 2036, and will automatically renew for additional five-year terms unless we or Verizon provide at least 24 months' notice of termination.

        At December 31, 2008, we had approximately 6,100 employees, of which 1,850 employees were represented by unions.

        The Company began operations as an independent, public company on November 17, 2006. The Company spun-off from Verizon. Verizon spun-off the companies that comprised its domestic print yellow pages directories and Internet advertising operations. In connection with the spin-off, Verizon transferred to Idearc Inc. all of its ownership interest in Idearc Information Services LLC (formerly Verizon Information Services Inc.). Following the transaction, the Company's assets, liabilities, businesses and employees consisted of those that were primarily related to Verizon's domestic print yellow pages directories and Internet operations. The transaction was completed through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon's stockholders. See Note 2 for additional information related to the spin–off transaction.

  Consolidation

        The consolidated financial statements include the financial statements of Idearc Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

  Segment Information

        The Company is managed as a single business segment. The Company's multi-product business is primarily comprised of yellow pages print directory advertising, Internet advertising, and Superpages Mobile, directory and information services on wireless telephones. These products are all offered by our sales force that is located in local markets across the United States.

  Capital Restructuring

        We began operations as an independent, public company on November 17, 2006 when the Company was spun-off from Verizon. In connection with the spin-off transaction, the Company assumed approximately $9,115 million of debt. The Company's outstanding debt consists of senior secured facilities and senior unsecured notes totaling $9,267 million at December 31, 2008. The senior secured facilities consist of: (a) Tranche A term loan facility of $1,515 million, (b) Tranche B term loan facility of $4,655 million, and (c) a revolving credit facility with $247 million outstanding. The outstanding senior unsecured notes total $2,850 million at December 31, 2008. See Note 9 for additional information on debt.

        Our senior secured facilities and senior unsecured notes require us to comply with customary affirmative and negative covenants and include customary events of default. Included in these covenants is

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

a quarterly leverage ratio covenant calculation (total indebtedness less cash to earnings before interest, taxes, depreciation and amortization, as defined). At December 31, 2008, the Company was in compliance with the quarterly leverage ratio covenant. However, based on current forecasts, the Company anticipates that it may be noncompliant with the quarterly leverage ratio covenant sometime in the first half of 2009. Additionally, because the December 31, 2008 financial statements the Company will provide to its lenders will include a Report of Independent Registered Public Accounting Firm that contains an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company will be noncompliant with a second covenant. Noncompliance with this covenant is an event of default under the senior secured facilities thirty days following notice of such default from the lenders. Upon an event of default, absent other potential remedies, the lenders may declare the total secured debt outstanding to be due and payable, and upon acceleration, the Company's unsecured notes would also become due and payable.

        The Company has evaluated various options for restructuring its capitalization and debt service obligations to alleviate the covenant issues discussed above and to create a capital structure that will permit the Company to remain a going concern. On October 30, 2008, the Company announced that it had retained Merrill Lynch & Co. and Moelis & Company as financial advisors in connection with the review of alternatives related to the Company's capital structure. The Company and its advisors have considered various alternatives to strengthen its balance sheet and financial risk profile. The Company is currently pursuing a potential restructuring through a "pre-packaged", "pre-negotiated", or similar plan of reorganization under federal bankruptcy laws. The Company believes that any restructuring would likely result in (i) holders of the common stock of the Company receiving little or no value for their holdings; (ii) a substantial reduction in the principal amount and modification of the terms of the senior secured facilities and senior unsecured notes; and (iii) holders of Company indebtedness receiving an equity interest in the Company. The Company and its advisors continue to work with representatives of holders of both the senior secured facilities and the senior unsecured notes in this regard. If the Company is unable to achieve a "pre-packaged", "pre-negotiated", or similar plan of reorganization, it would likely be necessary that the Company file for reorganization under federal bankruptcy laws in any event.

        A restructuring consummated in a proceeding under federal bankruptcy laws would result in significant changes to the Company's current debt and equity ownership structure. Such a restructuring would result in Company's assets and liabilities being re-valued using "fresh start" accounting as provided by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy."

        Due to the potential events of default resulting from noncompliance with certain covenants in the Company's debt agreements described above and the Company's expectation to restructure its capitalization through a "pre-packaged", "pre-negotiated", or similar plan of reorganization under federal bankruptcy laws, the Company's total outstanding debt of $9,267 million has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2008. Also, because the interest rate swap agreements which are in place to hedge the variability in cash flows attributable to changes in interest rates contain cross-default provisions, the liability associated with those instruments of $248 million has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2008. Additionally, as a result of the above classifications, debt issuance costs have been classified as a current asset. See Note 9 for additional information on debt and interest rate swap agreements.

        Should our lenders declare the total debt outstanding to be due and payable upon default, the Company would not have sufficient liquidity to satisfy its total debt obligations. However, absent the debt being due and payable upon default, management believes that net cash provided by our operations and financing activities, and existing cash and cash equivalents will provide sufficient resources to meet our

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

working capital requirements, estimated principal and interest debt service requirements and other cash needs for at least the next twelve months.

        The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, the Company's successful restructuring of its capitalization and debt service obligations. While the Company is committed to pursuing the various options to restructure its capitalization and debt service obligations, there can be no assurance that the capital restructure plans will be successfully completed; and therefore, there is uncertainty about the Company's ability to realize its assets or satisfy its liabilities in the normal course of business. The Company's consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

  Use of Estimates

        The Company's financial statements are prepared using accounting principles generally accepted in the United States ("U.S. GAAP"), which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

        Examples of significant estimates include the allowance for doubtful accounts, the recoverability of property, plant and equipment, allocation of purchase price on assets acquired, for goodwill, intangible assets and other long-lived assets, valuation allowances on deferred tax assets, fair value of derivative financial instruments, pension and post-employment benefit assumptions and effectiveness of interest rate swap arrangements.

  Revenue Recognition

        Revenue is earned primarily from print directory and Internet advertising. The sale of advertising in printed directories is the primary source of revenue. The Company recognizes revenue from print products ratably over the life of each directory using the amortization method of accounting, with revenue recognition commencing in the month of publication.

        Revenue derived from Internet products and services is earned primarily from two sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on the Company's websites, website development and hosting for client advertisers. Revenue from fixed-fee advertisers is recognized monthly over the life of the advertising service. Performance-based advertising revenue is earned when consumers connect with client advertisers by a "click" on the Internet advertising or a phone call to their business. Revenue from performance-based advertising is recognized when there is evidence that qualifying transactions have occurred.

  Expense Recognition

        Costs directly attributable to producing directories are amortized over the average life of a directory under the deferral and amortization method. Direct costs include paper, printing, initial distribution and sales commissions. Paper costs are stated on an average cost basis. All other costs are recognized as incurred.

        During the second quarter ended June 30, 2007, the Company changed its accounting method of recognizing sales commissions. Sales commissions were previously expensed as incurred. The Company is now deferring sales commissions and recognizing these costs over the average life of the directory or advertising service, consistent with the Company's revenue recognition policies on such products and services. The Company believes this method is preferable because it provides a better matching of sales

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

commissions with the related revenues and is the policy followed by other companies in our industry. Additionally, this method is consistent with our accounting policy for other direct and incremental costs which include paper, printing and initial distribution costs. For additional information related to the change in accounting principle, see Note 5.

  Barter Transactions

        Occasionally, the Company may enter into certain transactions where a third party provides directory placement arrangements, sponsorships or other media advertising in exchange for comparable advertising assignments in the Company's print directories or on its Internet websites. Due to the subjective nature of barter transactions, revenue and expense from these transactions are not recognized. If recognized, revenue associated with barter transactions would be less than 1% of total revenue.

  Cash and Cash Equivalents

        Highly liquid investments with a maturity of 90 days or less when purchased are considered to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds. Cash equivalents are stated at cost, which approximates market value. As of December 31, 2008, the Company's cash and cash equivalents are valued at $510 million.

  Accounts Receivable

        Accounts receivable is recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history and an estimate of uncollectible accounts. Judgment is exercised in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Accounts receivable adjustments are recorded against the allowance for doubtful accounts.

  Concentrations of Credit Risk

        Financial instruments subject to concentrations of credit risk consist primarily of temporary cash investments, short-term investments, trade receivables, short-term and long-term debt and derivative instruments. Company policy requires the deposit of temporary cash investments with major financial institutions. The financial strength of the Company's counterparties is routinely assessed for credit worthiness. Credit risk is minimized through risk management practices.

        Approximately 84% of the 2008 directory print products revenue is derived from the sale of advertising to local small- and medium-sized businesses that advertise in limited geographical areas. These advertisers are usually billed in monthly installments and, in turn, make monthly payments, requiring the Company to extend credit terms to those customers. This practice is widely accepted within the industry. While most new advertisers and those wanting to expand their current advertising programs are subject to a credit review, the default rates of small- and medium-sized companies are generally higher than those of larger companies. The Company believes that this practice will not have a material adverse impact on future results, however, no assurances can be guaranteed.

        The remaining 16% of the 2008 directory print products revenue is derived from the sale of advertising to larger businesses that advertise regionally or nationally. Contracted certified marketing representatives ("CMRs") purchase advertising on behalf of these advertisers. Payment for advertising is received directly from the CMRs, net of the CMRs' commission. The CMRs are responsible for billing and collecting from the advertisers. While the Company still has exposure to credit risks, historically, the losses from this customer set have been less than from local advertisers.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

  Deferred Directory Costs

        Deferred directory costs include unamortized costs directly attributable to producing directories (paper, printing, initial distribution and sales commissions).

  Property, Plant, Equipment and Depreciation

        Property, plant and equipment are recorded at cost. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which are presented in the following table.

Estimated Useful Lives (in years)
Land improvements and buildings	7-30
Leasehold improvements	1-5
Computer, data processing, and other equipment	3-7
Furniture and fixtures	7
Other	3-5

        The cost of additions and improvements are capitalized. Expenditures for repairs and maintenance, including the cost of replacing minor items not considered substantial betterments, are expensed as incurred. When property, plant and equipment assets are sold or retired, the related cost and accumulated depreciation are deducted from the accounts and any gains or losses on disposition are recognized in income. Property, plant and equipment accounts are reviewed for impairment whenever events or changes in circumstances may indicate that the carrying amount of an asset may not be recoverable.

  Goodwill and Intangible Assets

  Goodwill

        Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") impairment testing for goodwill is performed at least annually unless indicators of impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the entity level (the reporting unit). Step one compares the fair value of the reporting unit (calculated using the enterprise value-market capitalization approach) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as impairment. After applying the annual impairment test in the fourth quarter of 2008, it was determined that goodwill was not impaired.

  Intangible Assets

        Intangible assets consist primarily of indefinite-lived intangibles and internal-use software. SFAS 142 provides initial recognition and measurement guidance for intangible assets acquired other than in a business combination. An intangible asset acquired either individually or within a group of other assets other than in a business combination is initially recognized and measured based on its fair value. Additionally, SFAS 142 provides subsequent accounting guidance for such intangible assets, including guidance for determining whether they have a finite or indeterminate useful lives and therefore whether

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

they should be amortized. Finally, SFAS 142 addresses accounting for impairments of intangible assets with indeterminate lives. However, impairment guidance for intangible assets with finite lives is found in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") rather than in SFAS 142.

        The Company evaluates the recoverability of identifiable indefinite-lived intangible assets annually or whenever events or changes in circumstances indicate that the intangible assets' carrying amounts may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated discounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimation of fair value is based on various valuation techniques, including the present value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

        Internal-use software is capitalized if it has a useful life in excess of one year, in accordance with AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Internal use software is amortized over a three to seven year period. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal-use software costs are amortized using the straight-line method over their useful lives and reviewed for impairment in accordance with SFAS 144, which requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

        At December 31, 2008, the Company tested its intangible assets for impairment based on current economic and business indicators. When measured, the intangible assets' fair values, based on the present value of future cash flows did not exceed their carrying amounts and an impairment loss was recognized. During 2008, the Company's consolidated statement of income reflects non-cash impairment charges of $225 million, of which $222 million relates to intangible assets primarily related to Switchboard.com and $3 million to other assets.

  Debt Issuance Costs

        Certain costs associated with the issuance of debt instruments are capitalized and amortized to interest expense over the terms of the related debt agreements on a straight-line basis. Amortization of deferred financing costs included in interest expense for 2008, 2007, and 2006, was $11 million, $11 million, and $2 million, respectively.

  Stock-Based Compensation

        The Company grants awards under a stock-based compensation plan. The plan permits the granting of cash and equity-based incentive compensation awards, including restricted stock, restricted stock units, performance shares, performance units, stock options, and other awards, such as stock appreciation rights and cash incentive awards, to employees and non-management directors. For additional information related to stock-based compensation, see Note 14.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

        The Company accounts for stock-based awards issued to employees pursuant to SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective method. SFAS No. 123(R) requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption.

        Stock-based compensation expense related to incentive compensation awards is recognized on a straight-line basis over the minimum service period required for vesting of the award. For awards to employees who are retirement eligible or nearing retirement eligibility, compensation costs are recognized on a straight-line basis over the service period required to be performed by the employee in order to earn the award.

  Income Taxes

        Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109 ("FIN 48"). Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. Effective January 1, 2007, the provisions of FIN 48 were adopted. For additional information related to income taxes, see Note 15.

        As part of the estimation process, the likelihood that the deferred tax assets can be recovered must be assessed. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. Judgment regarding future taxable income may change due to future market conditions, changes in laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

        We were included in Verizon's consolidated federal and state income tax returns prior to the spin-off and have filed stand-alone returns for subsequent periods. However, the provision for income taxes in our consolidated financial statements has been determined as if we had filed our own income tax returns separate and apart from Verizon.

  Pension and Other Post-Employment Benefits

        The Company provides pension and other post-employment benefits to most of its employees. For financial reporting purposes, the Company develops long-term assumptions to determine its employee benefit obligations, the most significant of which are the discount rate, the expected rate of return on plan assets, and the health care cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.

        The Company applies the recognition and disclosure provisions of SFAS No.158, "Employers Accounting for Defined Benefit and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158") to its pension and other post-employment benefits. In compliance with SFAS 158, the Company's consolidated balance sheet reflects the overfunded or underfunded status of its defined benefit postretirement plan as an asset or liability and the recognition of changes in the funded status in the year in which the changes occur through comprehensive income.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Pension assets held in trust and recorded on the consolidated balance sheet as of December 31, 2008 are valued in accordance with SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). See Note 12 for additional information on pension and other post-employment benefits.

  Advertising Costs

        Advertising costs, which are included in selling expenses in the consolidated statements of income, are expensed as incurred. Advertising costs for the years ended December 31, 2008, 2007 and 2006 were $23 million, $38 million and $39 million, respectively.

  Earnings Per Share

        Basic earnings per share are computed by dividing net income by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to provide the effect of all potentially dilutive common shares that were outstanding during the reporting period. The effect of potentially dilutive common shares for 2008, 2007 and 2006 was not material.

        The following table sets forth the calculation of basic and diluted earnings per share for 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(in millions, except per share amounts)
Income available to common stockholders	$183	$429	$787
Weighted-average common shares outstanding	146	146	146

Basic and diluted earnings per share	$1.25	$2.94	$5.40

  Derivative Financial Instruments

        All derivative financial instruments are recognized, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as either assets or liabilities on the consolidated balance sheets with measurement at fair value. The fair values of derivative financial instruments are determined in accordance with SFAS No. 157, "Fair Value Measurements." On a quarterly basis, the fair values of interest rate swap arrangements are determined based on observable market prices of similar instruments. For those interest rate swaps agreements in a liability position, nonperformance risk of the Company is factored into the measurement of fair values. See Note 4 for a further explanation of fair value measurements.

        The Company assesses, at both the inception of the hedge transaction and on an ongoing basis, whether the derivatives used in hedged transactions are highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in accumulated other comprehensive loss (income), a component of stockholders' equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any ineffectiveness of hedge transactions is recorded in the current period net income as part of interest expense, net. In 2008, the Company recorded a reduction to interest expense, net in the consolidated statements of income of $8 million ($5 million net of tax) associated with cash flow ineffectiveness. See Note 9 for a further discussion of derivative financial instruments.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

  Fair Values of Financial Instruments

        The fair values of cash and cash equivalents, trade receivables, short-term investments and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on debt with similar maturities and credit quality discounted at current quoted market rates. The changes in fair value of the derivative instruments are recorded in accumulated other comprehensive loss. The derivative financial instruments are recorded as a current liability in the amount of $248 million ($161 million net of tax) in the consolidated balance sheet at December 31, 2008. The fair value of the interest rate swap agreements at December 31, 2008 of $248 million includes a $300 million reduction associated with nonperformance risk as required by SFAS 157.

        The following table sets forth the carrying amount and fair value for total debt obligations and derivative liabilities at December 31, 2008 and 2007:

	At December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Total debt obligations	$9,267	$2,391	$9,068	$8,526
Derivative liabilities	248	248	220	220

  Recent Accounting Pronouncements

  Fair Value Measurements

        In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-2, "Partial Deferral of the Effective Date of Statement 157" ("FSP 157-2"), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 is not expected to have a material impact on the Company's consolidated financial statements.

  Business Combinations

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's consolidated financial statements.

  Derivative Instruments and Hedging Disclosures

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 and apply its provisions beginning in the first quarter of 2009.

  Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company's consolidated financial statements.

  Enhanced Disclosures for Postretirement Benefit Plan Assets

        In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 amends SFAS No. 132(R), "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132(R)") to require additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires the disclosure of the level within the fair value hierarchy (i.e., Level 1, Level 2 and Level 3) in which each major category of plan assets falls using the guidance in SFAS No. 157, "Fair Value Measurement." FSP FAS 132(R)-1 is applicable to an employer that is subject to the disclosure requirements of SFAS 132(R) and is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the potential impact of the adoption of FSP FAS 132(R)-1 on disclosures related to the Company's consolidated financial statements.

Note 2    Spin-Off from Verizon

        On November 17, 2006, Verizon spun-off the companies that comprised its domestic print and Internet yellow pages directories publishing operations. In connection with the spin-off, Verizon transferred to Idearc Inc. all of its ownership interest in Idearc Information Services LLC (formerly Verizon Information Services Inc.). Following the transaction, the Company's assets, liabilities, businesses and employees consisted of those that were primarily related to Verizon's domestic print and Internet advertising operations. The transaction was completed through a tax-free distribution by Verizon of all of its shares of Idearc Inc.'s common stock to Verizon's stockholders.

        In connection with the spin-off from Verizon in November, 2006, there were several transactions recorded between Verizon and the Company. The transactions related to pre-spin-off activities and the actual spin-off transaction. There were also certain spin-off transactions that impacted the income statement.

  Pre-Spin-Off Activities

        Prior to the spin-off, several transactions were recorded which increased parent's equity by $245 million. The most significant transaction totaled $188 million and pertained to recognizing the pension plan and other post-employment benefits ("OPEB") for the Company on a stand-alone basis in accordance with the application of pension and OPEB accounting standards (SFAS No. 87, No. 88 and No. 106). See Note 12 for further information. The remaining net adjustments of $57 million pertained to

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

the transfer of several assets and liabilities between the Company and Verizon based on the terms and conditions of the spin-off transaction.

  Spin-Off Transaction

        As a result of the spin-off transaction, parent's equity was reduced to zero through a reduction of $707 million and a series of transactions were recorded to additional paid-in capital (deficit) totaling $8,786 million. On the date of the spin-off, the Company received the cash settlement of our inter-company notes receivable balance due from Verizon of $588 million. Also, the Company received cash proceeds from the issuance of long-term debt of $1,953 million ($1,965 million before debt issuance costs) and recorded $7,150 million of long-term debt ($7,063 million after debt issuance costs) associated with an exchange of debt with Verizon. The exchange of debt with Verizon of $7,150 million was recognized on the Company's consolidated balance sheet as long-term debt, with an offsetting deferred debt issuance asset of $87 million. The net impact of $7,063 million was recorded to additional paid-in capital (deficit) resulting in a deficit equity position. No cash proceeds were received by the Company. Upon receipt of proceeds of $2,541 million from the settlement of the note receivable and issuance of long-term debt, the Company paid a final cash distribution to Verizon of $2,429 million. Additionally, approximately 146 million shares of our common stock were issued to Verizon stockholders as a dividend in the ratio of one share of the Company's common stock for every 20 shares of Verizon common stock outstanding.

  Income Statement Impact

        In 2006, the Company recorded a pre-tax charge of $39 million in general and administrative expense associated with Verizon stock-based compensation awards, which vested as a result of the spin-off. This liability was then transferred to Verizon through a reduction in parent's equity as discussed above. Additionally, the Company incurred pre-tax transition costs of $15 million, $68 million and $30 million in 2008, 2007 and 2006, respectively, associated with becoming an independent, public entity.

        The Company's results for 2006 included interest expense, net of interest income of $60 million (including interest expense recorded from November 17, 2006, through December 31, 2006, of $86 million associated our with long-term debt issuance).

  Other Transactions With Verizon

        The Company's consolidated financial statements include the following transactions associated with Verizon:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Dividends paid and returns of capital	$—	$—	$652
Net transactions with former parent related to spin	—	—	2,429
Operating expenses	—	12	63
Interest expense (income), net	—	—	(24)

        On November 17, 2006, the Company entered into a transition services agreement with Verizon, pursuant to which Verizon and its affiliates agreed to provide specified services to the Company on an interim basis. Among the principal services provided by Verizon were information technology application and support services, as well as data center services. The transition services agreement provided for

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

services to be performed through 2007. During 2007, the Company incurred $12 million of costs from Verizon associated with these transition services.

        For 2006 and prior periods, the Company reimbursed Verizon for specific services it provided to, or arranged for, the Company based on tariffed rates, market prices or negotiated terms that approximated market rates. These services included items such as communications and data processing services, office space, professional fees and insurance coverage.

        In addition, in 2006 and prior periods the Company reimbursed Verizon for its share of costs incurred by Verizon to provide services on a common basis to all of its subsidiaries. These costs included allocations for legal, security, treasury, tax and audit services. The allocations were based on actual costs incurred by Verizon and periodic studies that identified employees or groups of employees who were totally or partially dedicated to performing activities that benefited us. In addition, the Company reimbursed Verizon for general corporate costs that indirectly benefited the Company, including costs for activities such as investor relations, financial planning, marketing services and benefits administration. These allocations were based on actual costs incurred by Verizon, as well as on the Company's size relative to other Verizon subsidiaries. The Company believes that these cost allocations were reasonable for the services provided. The Company also believes that these cost allocations were consistent with the nature and approximate amount of the costs that we would have incurred on a stand-alone basis.

        In addition, during 2006 the Company paid dividends of $652 million and other distributions of $2,429 million to Verizon based upon available cash balances and other spin-off transactions.

Note 3    Restructuring

        In the second quarter of 2008, the Company began implementing strategic organizational and market exit initiatives to improve ongoing operational efficiencies. As a result, in 2008, the Company recorded restructuring charges of $23 million. These charges included one-time termination benefits impacting approximately 570 employees, facilities costs, including rent and other expenses incurred associated with exiting certain leased facilities, capital restructuring costs, property, plant and equipment retirements, and other restructuring expenses. These charges were recorded to general and administrative expense in the consolidated statement of income.

        The following table sets forth the restructuring costs that are included in general and administrative expense in the consolidated statement of income:

Year Ended December 31, 2008
(in millions)
Severance pay and benefits	$11
Facilities charges	5
Capital restructuring	3
Property, plant and equipment retirements	2
Other	2

Total restructuring expense	$23

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

        The following table sets forth the balance of the restructuring accrual at December 31, 2008 and details the changes in the accrued liability in 2008:

	Beginning Balance at January 1, 2008	Restructuring Expense	Payments	Other	Ending Balance at December 31, 2008
	(in millions)
Severance pay and benefits	$—	$11	$(8)	$—	$3
Facilities charges	—	5	(5)	—	—
Capital restructuring	—	3	(3)	—	—
Property, plant and equipment retirements	—	2	—	(2)	—
Other	—	2	(2)	—	—

Total	$—	$23	$(18)	$(2)	$3

        The Company anticipates there will be additional restructuring charges in subsequent periods.

Note 4    Fair Value Measurements

        On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines how fair value should be determined for financial reporting purposes by establishing a fair value framework applicable to all fair value measurements.

        As required by SFAS 157, each financial asset and liability must be identified as having been valued according to a specified level of input as follows:

  •
  Level 1 Inputs — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date;

  •
  Level 2 Inputs — Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for an asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for an asset or liability; and

  •
  Level 3 Inputs — Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

        In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach or cost approach.

        The Company's only financial assets or liabilities measured at fair value are cash equivalents held in money market funds, interest rate swap agreements, and pension assets held in trust. At December 31, 2008, the Company's money market cash equivalents were valued at $493 million, using Level 1 inputs. The Company's interest rate swap agreements were valued at $248 million ($161 million net of tax, recorded to accumulated other comprehensive loss) using Level 2 inputs, and are classified as a current liability on the consolidated balance sheet at December 31, 2008. The fair value of the interest rate swap agreements at

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

December 31, 2008 of $248 million includes a $300 million reduction associated with nonperformance risk as required by SFAS 157. The Company's funded status, as recorded on the consolidated balance sheet at December 31, 2008 was valued at $140 million (pension assets of $649 million less benefit obligations of $509 million) in accordance with SFAS 157.

Note 5    Change in Accounting Principle for Recognition of Sales Commissions

        During the quarter ended June 30, 2007, the Company changed its accounting method of recognizing sales commissions. Sales commissions were previously expensed as incurred. The Company is now deferring sales commissions and recognizing these costs over the average life of the directory or advertising service, consistent with the Company's revenue recognition policies on such products and services. The Company believes this method is preferable because it provides a better matching of sales commissions with the related revenues and is the policy followed by other companies within the industry. Additionally, this method is consistent with the Company's accounting policy for other direct and incremental costs which include paper, printing and initial distribution costs.

        The Company recorded the change in accounting principle in accordance with the Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 requires that all elective accounting changes be made on a retrospective basis. As such, all prior periods in the financial statements and related notes thereto have been adjusted to reflect the impact of this accounting change.

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

        The impact of the accounting change on the consolidated statement of income for the year ended December 31, 2006 is shown in the table below:

Year Ended December 31, 2006
(in millions)
Selling expense	$(24)
Provision for income taxes	9

Net Income	$15

Basic and diluted earnings per share	$0.10

Note 6    Additional Financial Information

        The tables that follow provide additional financial information related to our consolidated financial statements.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

  Balance Sheet

  Allowance for doubtful accounts

	Balance at Beginning of Period	Additions Charged to Expense(1)	Deductions(2)	Balance at End of Period
	(in millions)
2008	$77	239	(208)	$108
2007	$76	188	(187)	$77
2006	$80	185	(189)	$76

(1)
Includes sales allowance (recorded as contra revenue) and bad debt expense.

(2)
Amounts written off as sales adjustments and uncollectibles, net of recoveries.

  Accounts payable and accrued liabilities

	At December 31,
	2008	2007
	(in millions)
Accounts payable	$34	$38
Accrued expenses	48	73
Accrued vacation pay	19	24
Accrued salaries and wages	66	80
Accrued taxes	45	26
Accrued interest	30	31

	$242	$272

  Cash Flow

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash paid
Income taxes, net of amounts refunded	$180	$248	$433
Interest, net	644	676	10

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

  Comprehensive Income

        The following table displays the computation of total comprehensive income.

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Net income	$183	$429	$787
Other comprehensive income (loss), net of tax:
Adjustments for pension and post-employment benefits	(13)	25	—
Unrealized (losses) on cash flow hedges	(23)	(143)	—

Other comprehensive (loss)	(36)	(118)	—

Total comprehensive income	$147	$311	$787

        As of December 31, 2008, the balance in accumulated other comprehensive loss includes an unrealized loss of $166 million (net of tax of $87 million) related to unrealized losses on cash flow hedges and ineffectiveness and an unrealized loss of $56 million (net of tax of $36 million) associated with adjustments for pension and post-employment benefits.

        As of December 31, 2007, the balance in accumulated other comprehensive loss includes an unrealized loss of $143 million (net of tax of $77 million) related to unrealized losses on cash flow hedges and an unrealized loss of $43 million (net of tax of $30 million) associated with adjustments for pension and post-employment benefits.

Note 7    Property, Plant and Equipment

        The following table displays the details of property, plant and equipment, which are stated at cost:

	At December 31,
	2008	2007
	(in millions)
Land, land improvements and buildings	$53	$53
Leasehold improvements	61	62
Computer, data processing, and other equipment	300	283
Furniture and fixtures	59	59
Other	2	14

	475	471
Less accumulated depreciation	373	356

Total	$102	$115

        Depreciation expense for 2008, 2007, and 2006 was $34 million, $41 million, and $42 million, respectively. In 2008, the Company recorded a $2 million charge to write off certain assets associated with the Company's restructuring program. See Note 3 for additional information on restructuring activities.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Note 8    Intangible Assets

        The following table displays the details of intangible assets:

	At December 31,
	2008	2007
	(in millions)
Internal use software:
Gross carrying amount	$307	$294
Less accumulated amortization	241	213

Total internal use software	66	81
Other intangible assets:
Switchboard.com domain name	—	217
Other intangibles	—	5

Subtotal other intangible assets	—	222

Total intangible assets, net	$66	$303

        At December 31, 2008, the Company tested its intangible assets for impairment based on current economic and business indicators. When measured, the intangible assets' fair values, based on the present value of future cash flows did not exceed their carrying amounts and an impairment loss was recognized. The Company's 2008 consolidated statement of income reflects impairment charges of $225 million, of which $222 million relates to intangible assets primarily related to Switchboard.com and $3 million relates to other assets.

        Internal use software is amortized over a three- to seven-year period. Amortization expense was $43 million, $45 million, and $47 million, for 2008, 2007, and 2006, respectively. This expense is estimated to be $35 million in 2009, $19 million in 2010, $6 million in 2011, $1 million in 2012 and less than $1 million in 2013 for the software capitalized at December 31, 2008.

Note 9    Debt Obligations

        As discussed in Note 1, due to events of default resulting from noncompliance with certain covenants in the Company's debt agreements and the Company's expectation to restructure its capitalization through a "pre-packaged", "pre-negotiated", or similar plan of reorganization under federal bankruptcy laws, the Company's total outstanding debt obligations of $9,267 million has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2008.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

        Outstanding debt obligations are as follows:

			At December 31,
	Interest Rates	Maturities	2008	2007
			(in millions)
Senior secured credit facilities:
Revolving credit facility	LIBOR + 1.50%	2011	$247	$—
Tranche A facility	LIBOR + 1.50%	2009-2013	1,515	1,515
Tranche B facility	LIBOR + 2.00%	2006-2014	4,655	4,703

Total senior secured credit facilities			6,417	6,218
Senior unsecured notes	8.0%	2016	2,850	2,850

Total debt obligations			9,267	9,068
Less current maturities of long-term debt			(9,267)	(48)

Long-term debt			$—	$9,020

  Senior Secured Credit Facilities

        On November 17, 2006, the Company entered into senior secured credit facilities totaling $6,265 million, which consisted of: (a) Tranche A term loan facility of approximately $1,515 million (the "Tranche A Facility"), (b) Tranche B term loan facility of $4,750 million (the "Tranche B Facility"), and (c) a $250 million revolving credit facility. The revolving credit facility matures and is due on November 17, 2011. The senior secured credit facilities are guaranteed by substantially all of the Company's subsidiaries and are secured by substantially all present and future assets of the Company and its subsidiaries.

        On October 24, 2008, the Company initiated borrowings of $247 million under its existing $250 million revolving credit facility, leaving available funds at December 31, 2008 of approximately $0.3 million ($250 million revolving credit facility less $247 million in initiated borrowings less $2.7 million in letters of credit outstanding). The Company made this borrowing under its revolving credit facility to increase its cash position to preserve its financial flexibility in light of the current uncertainty in the credit markets. In accordance with the terms of the senior secured credit facility, the Company intends to use the proceeds from the borrowing for general corporate purposes. We pay a commitment fee of 0.375% for the unused portion of the revolving credit facility, calculated based on the daily unused amount and payable on a quarterly basis.

        Payments of principal under the Tranche A Facility are due quarterly beginning in 2009, and a final payment due at maturity on November 15, 2013. Principal payments under the Tranche A Facility amortize as a percentage of the total term loan in an amount per quarter equal to the following: 2009 — 1.25%; 2010 — 2.50%; 2011 — 3.75%; 2012 — 5.00%; 2013 (first three quarters) — 12.50%; Maturity — 12.50%. The Tranche B Facility is payable in equal quarterly installments beginning in 2007 in an amount equal to 0.25% per quarter, with the balance due on the maturity date of November 17, 2014. At December 31, 2008, Idearc elected interest rates of one month LIBOR on the Tranche A Facility, revolving credit facility, and $200 million of Tranche B at rates of 1.97%, 1.97%, and 2.47%, respectively. In addition, the Company made a three month LIBOR rate election on the remaining $4,455 million of Tranche B Facility at a rate of 3.46%.

        As of December 31, 2008, Idearc had interest rate swap agreements with major financial institutions with notional amounts totaling $5,510 million. These interest rate swap agreements consist of three separate swap transactions with notional amounts of $1,710 million maturing on March 31, 2009, $2,700 million maturing on June 29, 2012 and $1,100 million maturing on September 30, 2010. In addition, the Company entered into two forward swap transactions effective March 31, 2009 with notional amounts

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

of $800 million maturing on March 31, 2012 and $900 million with annual notional reductions of $200 million maturing on March 31, 2012. Under the interest rate swap agreements, the Company pays fixed rate interest at rates ranging from 4.86% to 5.15% and receives floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swap agreements comply with debt covenants under the senior secured credit facilities that require at least 50% of total outstanding debt be subject to fixed interest rates through March 2009. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

        All derivative financial instruments are recognized as either assets or liabilities on the Company's consolidated balance sheet with measurement at fair value. The fair values of the derivative financial instruments are determined in accordance with SFAS 157. On a quarterly basis, the fair values of the interest rate swap arrangements are determined based on observable market prices of similar instruments. For those interest rate swap agreements in a liability position, nonperformance risk of the Company is factored into the measurement of fair values. In evaluating its non-performance risk, the Company utilizes the quoted market prices on its senior secured credit facilities to estimate a credit risk premium. This credit risk premium is then incorporated into the valuation of the interest rate swaps. The non-performance risk of $300 million is reflected in the Company's financial statements as of December 31, 2008. See Note 4 for a further explanation of fair value measurements.

        The Company assesses, at both the inception of the hedge transaction and on an ongoing basis, whether the derivatives used in hedged transactions are highly effective in offsetting the variability in interest cash flows of the hedged items and are expected to remain highly effective in future periods. Changes in the fair value of outstanding cash flow hedge derivative instruments that are highly effective are recorded in accumulated other comprehensive loss, a component of stockholders' equity (deficit), until net income is affected by the variability of cash flows of the hedged transaction. Any ineffectiveness of the hedge transaction is recorded in the current period net income as part of interest expense, net.

        The Company has assessed the effectiveness, both prospectively and retrospectively, of the interest rate swap agreements for the period ended December 31, 2008 using either critical terms matching or a regression analysis and has concluded the swap agreements remain highly effective. The fair value of the interest rate swap agreements at December 31, 2008 are $248 million ($161 million net of tax, recorded to accumulated other comprehensive loss) and are classified in the Company's consolidated balance sheet as a current liability. The fair value of the interest rate swap agreements at December 31, 2008 of $248 million includes a $300 million reduction associated with nonperformance risk as required by SFAS 157.

        The amount of ineffectiveness related to the re-designated $1,100 million swap, recorded in earnings, is equal to the excess of the cumulative change in the fair value of the actual interest rate swap over the cumulative change in the fair value of the "perfect" hypothetical interest rate swap transaction. The hypothetical interest rate swap transaction is presumed to perfectly offset the hedged cash flows. In 2008, the Company recorded a $13 million reduction to interest expense, net ($8 million net of tax) in the consolidated statements of income as a result of swap transaction ineffectiveness. Also, due to the

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

de-designation of the $1,100 million interest rate swap transaction maturing September 30, 2010, $5 million was amortized from accumulated other comprehensive loss to interest expense, net ($3 million net of tax) in the consolidated statements of income. Approximately $25 million will be amortized over the remaining term of the interest rate swap agreement.

        The interest rate swap agreements which are in place to hedge the variability in cash flows attributable to changes in interest rates contain cross-default provisions with our debt obligations. The liability associated with those financial instruments has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2008. Additionally, subsequent to December 31, 2008, the Company expects that the interest rate swap agreements will no longer qualify for hedge accounting and all future changes in fair value of the interest rate swap agreements will be recognized directly to the statement of income. Amounts related to the interest rate swap agreements recorded in accumulated other comprehensive loss, a component of stockholder's equity, will remain until the forecasted interest payments are made. However, if the forecasted interest payments are not probable of occurring, then any remaining amount included in accumulated other comprehensive loss related to the interest rate swap agreements will be charged to the statement of income.

  Senior Unsecured Notes

        The outstanding senior unsecured notes of $2,850 million were originally issued under an indenture dated November 17, 2006. During the second quarter of 2007, Idearc Inc. completed an offer to exchange substantially all of the outstanding senior unsecured notes, which were originally issued in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), for an equal principal amount of a new issue of senior unsecured notes registered under the Securities Act. The senior unsecured notes mature on November 17, 2016. Interest is payable semiannually (at 8% per year) in cash to holders of record of senior unsecured notes.

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

  Debt Covenants and Maturities

        The senior secured credit facilities and senior unsecured notes require the Company to comply with customary affirmative and negative covenants and include customary events of default. Included in these covenants is a quarterly leverage ratio covenant calculation (total indebtedness less cash to earnings before, interest, taxes, depreciation and amortization, as defined). Our financing arrangements contain restrictions on our ability to pay dividends on shares of our common stock based on meeting certain measures and complying with other conditions.

        At December 31, 2008, the Company was in compliance with all of its debt covenants. However, based on current forecasts, the Company anticipates that it may be noncompliant with the quarterly leverage ratio covenant sometime in the first half of 2009. Additionally, because the December 31, 2008 financial statements the Company will provide to its lenders will include a Report of Independent Registered Public Accounting Firm that contains an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company will be noncompliant with a second covenant. Noncompliance with this covenant is an event of default under the senior secured facilities thirty days following notice of such default from the lenders. Upon an event of default, absent other potential remedies, the lenders may

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

declare the total secured debt outstanding to be due and payable, and upon acceleration, the Company's unsecured notes would also become due and payable. Accordingly, the Company's total outstanding debt obligations of $9,267 million has been classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2008.

        The Company made scheduled principal payments of $48 million in 2008. Contractual principal payments associated with our debt obligations are as follows: $123 million in 2009, $199 million in 2010, $522 million in 2011, $351 million in 2012 and $8,072 million thereafter. The 2011 amount includes the maturity of the revolving credit facility of $247 million.

Note 10    Leasing Arrangements

        The Company leases certain facilities and equipment for use in operations under operating leases. Total net rent expense under operating leases amounted to $30 million in 2008, $31 million in 2007 and $32 million in 2006.

        The aggregate minimum net rental commitments under non-cancelable leases at December 31, 2008, are shown for the periods below:

Operating Leases
(in millions)
Years:
2009	$29
2010	20
2011	14
2012	10
2013	5
Thereafter	4

Total minimum rental commitments	$82

Note 11    Stockholders' Equity (Deficit)

  Common Stock

        The Company has authorized 225 million shares of $.01 par value common stock. Holders of the Company's common stock are entitled to one vote per share. As of December 31, 2008, 148,262,447 shares of common stock were issued and outstanding.

        In conjunction with the spin-off on November 17, 2006, 145,851,862 shares of common stock were issued to the stockholders of Verizon as a dividend in the ratio of one share of the Company's common stock for every 20 shares of Verizon common stock outstanding. No additional shares were issued through December 31, 2006. Shares issued and outstanding at December 31, 2007 were 146,795,971. The change in shares of common stock issued and outstanding in 2008 and 2007 is attributable to equity based awards granted to certain employees. See Note 14 for additional information on stock-based compensation awards.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

  Additional Paid-in Capital (Deficit)

        The Company has a deficit in additional paid-in capital of $8,764 million at December 31, 2008 primarily due to transactions associated with the spin-off from Verizon.

(in millions)
Additional paid-in capital (deficit) at December 31, 2006	$(8,786)
Issuance of equity based awards	10

Additional paid-in capital (deficit) at December 31, 2007	(8,776)

Issuance of equity based awards	12

Additional paid-in capital (deficit) at December 31, 2008	$(8,764)

        The total final distribution to our former parent in 2006 was $2,429 million, of which $1,722 million was recorded to additional paid-in capital (deficit) and $707 million was recorded as a reduction of parent's equity. The exchange of debt with Verizon in 2006 of $7,150 million was recognized on our consolidated balance sheet as long-term debt, with an offsetting deferred debt issuance asset of $87 million. The net impact of $7,063 million was recorded to additional paid-in capital (deficit) resulting in a deficit equity position. No cash proceeds were received by Idearc. See Note 2 for additional information.

Note 12    Pension and Other Post-Employment Benefit Costs

  Current Plans

        The Company provides pension and post-employment benefits to most of its employees. The Company's pension plans are noncontributory defined benefit pension plans. The post-employment health care and life insurance plans ("OPEB") for the Company's retirees and their dependents are both contributory and noncontributory and include a limit on the Company's share of cost for recent and future retirees. The measurement date for the Company's pension and post-employment health care and life insurance plans is December 31. Pension assets held in trust and recorded on the consolidated balance sheet as of December 31, 2008 are valued in accordance with SFAS No. 157, "Fair Value Measurements."

        The Company has separate pension and OPEB plans for management employees and non-management employees who are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Idearc may also periodically amend the benefits in the management plans. The Company completed bargaining in December 2008 with certain collective bargaining units in the Northeast and agreed to amend Part 3 of the Idearc Pension Plan for Collectively-Bargained Employees effective January 1, 2009. The amendment freezes the benefits for employees with less than five years of service as of December 31, 2007 and converts employees to a standard benefit calculation. In addition, the amendment extended the pension lump sum cash-out for eligible participants through December 31, 2013.

        The Company's contracts with non-management employees contain limits on the amount Idearc will subsidize retiree health care and life insurance expenses beginning in 2009. The impact of these limits has been incorporated in the pension liabilities and the financial statements.

        Prior to November 17, 2006 the Company participated in Verizon's pension and post employment benefit plans. As of June 30, 2006, participants in the management pension plan no longer earn pension benefits or service towards the Company retiree medical subsidy. In addition, new management employees hired after December 31, 2005 are not eligible for pension benefits and managers with less than 13.5 years of service as of June 30, 2006 are not eligible for Company subsidized retiree healthcare or retiree life

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

insurance benefits. Beginning July 1, 2006, management employees receive an increased company match on their savings plan contributions.

  Adoption of SFAS No. 158

        On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158, "Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans". SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets, and the benefit obligations) of its defined benefit pension and OPEB plans in our December 31, 2006, consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the unrecognized net actuarial losses, and unrecognized prior service costs, all of which were previously netted against the plans' funded status pursuant to the provisions of SFAS No. 87 "Employers' Accounting for Pensions" ("SFAS 87") and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). These amounts will continue to be recognized as a component of future net periodic benefit cost. Further, actuarial gains and losses that arise in future periods and are not recognized as net periodic cost in the same periods will be recognized as a component of other comprehensive loss. Those amounts will also be recognized as a component of future net periodic benefit cost.

        The incremental effects of adopting the provisions of SFAS No. 158 on the Company's consolidated balance sheet at December 31, 2006, resulted in an increase to the pension over-funded status of $25 million and an increase to the OPEB under-funded status of $148 million. The after-tax impact of these adjustments of $68 million was recorded as an increase to accumulated other comprehensive loss as of December 31, 2006. The adoption of SFAS No. 158 had no effect on the Company's consolidated statement of income for the year ended December 31, 2006, and it will not affect our operating results in future periods.

  Spin-off Transaction

        Prior to the spin-off from Verizon, the Company participated in Verizon's pension and OPEB plans. Pension and OPEB expense and benefit payments were allocated to the Company based on Verizon's allocations methodology. Effective with the spin-off, Idearc created its own employee pension and OPEB plans that were substantially similar to the Verizon plans. Pension plan assets were transferred from Verizon based on the requirements of Section 414(1) of the Internal Revenue Code for all Idearc individuals whose accrued benefits were transferred to an Idearc pension plan. This calculation resulted in the pension being transferred to the Company in an over-funded position. An initial pension asset transfer equal to 90% of the estimated asset transfer was completed after the spin-off and prior to December 31, 2006. The final transfer amount, an estimate which is included in plan assets at December 31, 2008 and 2007, will be based on actuarial calculations.

        The Company and Verizon calculated the Company's pension and OPEB funded status on a stand-alone basis to reflect the terms of the spin-off transaction in accordance with SFAS No. 87, SFAS No. 88 "Employers; Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"), and SFAS No. 106. As a result of the calculation the pension liability of $214 million prior to the spin-off was adjusted to an asset of $142 million and the OPEB liability of $198 million prior to the spin-of was increased to $244 million. The net change of $310 million was reflected as in increase to parent's equity of $188 million on an after tax basis.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

  Benefit Costs

        The components of benefit costs (income) are as follows:

	Pension			Health Care and Life
	Years Ended on December 31,			Years Ended on December 31,
	2008	2007	2006	2008	2007	2006
	(in millions)			(in millions)
Net periodic benefit cost (income)	$(14)	$(16)	$13	$19	$21	$34
Income deferral plan charge	—	—	7	—	—	—
Settlement (gain)	(5)	(9)	—	—	—	—
Curtailment (gain)	—	—	(4)	—	—	—

Net periodic benefit cost (income)	$(19)	$(25)	$16	$19	$21	$34

        The Company recorded pension settlement gains of $5 million and $9 million for the years ended 2008 and 2007 respectively, related to employees that received lump-sum distributions. These charges were recorded in accordance with SFAS No. 88, which requires that settlement gains be recorded once prescribed payment thresholds have been reached.

        In 2006, as a result of the spin-off from Verizon, the Company recorded a charge of $7 million pre-tax ($4 million after-tax) associated with an income deferral plan. This liability was subsequently transferred to Verizon.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

        The following tables summarize benefit costs, as well as the benefit obligations, plan assets, funded status and rate assumptions associated with pension and postretirement health care and life insurance benefit plans for 2008 and 2007.

	Pension		Health Care and Life
	2008	2007	2008	2007
	(in millions, except % amounts)
Change in Benefit Obligation:
At January 1	$555	$594	$303	$392
Service cost	7	7	3	3
Interest cost	32	35	17	18
Actuarial (gain)/loss, net	6	25	(25)	2
Benefits paid	(93)	(106)	(24)	(28)
Plan amendments	2	—	—	(84)

Benefit obligations at December 31	$509	$555	$274	$303
Change in plan assets:
At January 1	$718	$761	$—	$—
Actual return on plan assets	23	61	—	—
Company contributions	1	2	—	—
Benefits paid	(93)	(106)	—	—

Plan assets at December 31	$649	$718	$—	$—

Funded status at December 31 (plan assets less benefit obligations)	$140	$163	$(274)	$(303)

Amounts recognized in consolidated balance sheet:
Noncurrent assets	$147	$171	$—	$—
Current liabilities	—	—	(23)	$(22)
Noncurrent liabilities	(7)	(8)	(251)	(281)

Net asset/(liability) at end of year	$140	$163	$(274)	$(303)

Amounts recognized in accumulated other comprehensive loss (pre-tax):
Actuarial (gain)/loss, net	$33	$(9)	$76	$105
Prior service cost	17	16	(34)	(39)

	$50	$7	$42	$66

Accumulated Benefit Obligation	$500	$539	$—	$—

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

	Pension		Health Care and Life
	2008	2007	2008	2007
	(in millions, except % amounts)
Weighted-average assumptions to determine benefit obligations, at December 31:
Discount rate	6.75%	6.25%	6.75%	6.10%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Initial trend rate	—	—	8.00%	10.00%
Ultimate trend rate	—	—	5.00%	5.00%
Year attained	—	—	2014	2011
Components of net periodic benefit cost:
Service cost	$7	$7	$2	$3
Interest cost	32	35	17	18
Expected return on assets	(54)	(59)	—	—
Actuarial loss, net	—	—	5	5
Prior service cost	1	1	(5)	(5)
Settlement (gain) loss, net	(5)	(9)	—	—

Net periodic benefit cost (income)	$(19)	$(25)	$19	$21

Estimated amounts to be amortized from accumulated other comprehensive loss during 2009:
Actuarial (gain) loss	$1	$—	$3	$5
Prior service cost	1	1	(5)	(5)

Total amount to be amortized	$2	$1	$(2)	$—

Weighted-average assumptions used for determining benefit cost:
Discount rate	6.25%	6.00%	6.10%	6.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Initial trend rate	—	—	10.00%	10.00%
Ultimate trend rate	—	—	5.00%	5.00%
Year attained	—	—	2011	2011

        The table below sets forth the expected future benefit payments:

	Pension	Health Care and Life
	(in millions)
2009	$29	$24
2010	29	25
2011	41	25
2012	42	25
2013	41	25
2014 to 2018	202	122

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

        The discount rate estimate for the current year is based on a rate selected from a range of proprietary yield curves developed by independent third parties. These yield curves are based on high quality corporate bonds.

        The expected rate of return for the pension assets represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on the plan is developed from the expected future return on each asset class, weighted by the expected allocation of pension assets to that asset class. The Company has set an expected rate of return on the plan assets at 7.5% for 2009.

        The healthcare cost trend rate for 2008 was 10% declining to 5% by 2011 for both pre- and post-age 65 employees and retirees.

  Pension Plan Assets

        The asset allocations for the pension plans by asset category at December 31, 2008 and 2007 are as follows:

	Percentages
Asset category	2008	2007
Hedge funds	46%	—
Interest rate swaps	30%	—
Long-term bonds	24%	—
Equity securities	—	50%
Debt securities	—	50%

Total	100%	100%

        The Company transitioned to a new pension asset portfolio in mid-year 2008. The pension asset portfolio is recorded on the consolidated balance sheet at fair value in accordance with SFAS 157. The new pension plan asset portfolio is comprised of hedge funds, interest rate swaps and long term bonds. Hedge funds use advanced investment strategies such as long, short and derivative positions in both domestic and international markets. The interest rate swaps portfolio helps to reduce and/or mitigate interest rate risk and is a source of liquidity. Long-term bonds are conservative, government bonds/investments that aim to protect the invested principal while providing a steady source of income.

        As a matter of policy, the pension plan asset portfolio is continually reviewed and the asset allocation will be periodically revised to respond to equity and credit markets fluctuations.

  Health Care Trend Impact — One Percentage Point:

        Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	Increase	Decrease
	(in millions)
Effect on total service and interest cost for 2008	$2	$(1)
Effect on December 31, 2008, postretirement benefit	20	(16)

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Note 13    Employee Benefits

  Savings Plans

        The Company sponsors defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of the Company's employees are eligible to participate in these plans. Idearc offers three defined contribution plans for the benefit of current and former Idearc employees. Under these plans, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants' current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees. The Company recorded total savings plan expenses of $29 million, $28 million and $23 million for the years ended December 31, 2008, 2007, and 2006, respectively.

  Severance Benefits

        The Company maintains ongoing severance plans for both management and non-management employees, which provide benefits to employees that are terminated. The costs for these plans are accounted for under SFAS No. 112, "Employers' Accounting for Post-employment Benefits." The Company accrues for severance benefits based on the terms of its severance plans over the estimated service periods of the employees. The accruals are also based on the history of actual severances and expectations for future severances.

        The following table provides an analysis of severance liability:

Year	Beginning of Year	Charged to Expense(1)	Payments	End of Year
2008	$8	19	(20)	$7
2007	$8	10	(10)	$8
2006	$16	4	(12)	$8

(1)
Includes accruals for ongoing employee severance.

        The 2008 severance liability includes activity associated with the Company's restructuring charge. See Note 3 for additional information on restructuring activities.

Note 14    Stock-Based Compensation

        Effective March 4, 2008, the Company adopted the Idearc Inc. 2008 Incentive Compensation Plan (the "2008 Plan"), subject to the approval of the Company's stockholders. The 2008 Plan was approved by the Company's stockholders on May 1, 2008. The 2008 Plan permits the grant of cash and equity-based incentive compensation awards, including restricted stock and restricted stock units, performance shares and performance share units, stock options, stock appreciation rights, deferred stock units and other stock-based awards and performance-based cash incentive awards. The maximum number of shares of Idearc common stock authorized for issuance under the 2008 Plan is 12 million. During 2008, the Company granted awards under the 2008 Plan to employees and non-management directors.

        Effective November 16, 2006, the Company adopted the Idearc Inc. Long Term Incentive Plan (the "2006 Plan"). The 2006 Plan permits the grant of cash and equity-based incentive compensation awards, including restricted stock, restricted stock units, performance shares, performance units, stock options, and other awards, such as stock appreciation rights and cash incentive awards. The maximum number of shares of Idearc common stock authorized for issuance under the 2006 Plan was 2.5 million. Pursuant to the terms of the 2008 Plan, the Company will not issue more than 350,000 shares under the 2006 Plan after

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

December 31, 2007. During 2007 and 2008, the Company granted awards under the 2006 Plan to employees and non-management directors.

  Restricted Stock Units

        The 2006 and 2008 Plans provide for grants of restricted stock units ("RSUs") that can be settled in cash, shares of Idearc common stock or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)").

        On January 9, 2007, certain employees were granted an award of RSUs that vested on the first anniversary of the grant date. The value of each RSU was equal to the value of one share of Idearc common stock. The RSUs were settled in cash based on the closing price of Idearc common stock on the vesting date. This award was classified as a liability award because was settled in cash. The Company's liability for this award was measured at its fair value at the end of each reporting period. No dividends were payable on RSUs. However, dividend equivalents, equal to the amount of the dividend that would have been paid on an equivalent number of shares of Idearc common stock, were granted in the form of additional RSUs. The dividend equivalent RSUs were subject to the same vesting, forfeiture and other terms and conditions applicable to the RSUs.

        These awards vested on January 9, 2008, and were settled in accordance with the 2006 Plan and related award agreements. A portion of the costs of this RSU liability award was included in the Company's compensation expense for the years ended December 31, 2008 and 2007.

        Changes in the Company's outstanding restricted stock units liability awards were as follows:

	Restricted Stock Units (in thousands)	Weighted- Average Fair Value
Outstanding RSUs at January 1, 2007	—	$—
Granted	608	17.56
Dividend equivalents	29	17.56
Payments	(24)	31.22
Forfeitures	(88)	N/A

Outstanding RSUs at December 31, 2007	525	$17.56
Granted	—	—
Dividend equivalents	—	—
Payments	(523)	14.99
Forfeitures	(2)	N/A

Outstanding RSUs at December 31, 2008	—	$—

  Restricted Stock

        The 2006 and 2008 Plans provide for grants of restricted stock. These awards are classified as equity awards based on the criteria established by SFAS 123(R). The fair value of the restricted awards is determined based on the price of Idearc common stock on the date of grant.

        During 2008, certain employees were granted restricted stock awards as part of the Company's 2008 long-term incentive compensation program. These restricted stock awards under the 2008 Plan vest in two equal installments on December 31, 2009, and December 31, 2010. Additionally, our non-management

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

directors were granted restricted stock awards that vest on May 1, 2009, or the date of the Company's 2009 annual meeting of stockholders, whichever is earlier.

        During 2007, certain employees and our non-management directors were granted restricted stock awards. The employee awards vest in three equal annual installments beginning on the first anniversary of the grant date. The non-management director awards vest on the third anniversary of the grant date.

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

        A portion of the cost related to these restricted stock awards is included in the Company's compensation expense for the years ended December 31, 2008 and 2007.

        Changes in the Company's outstanding restricted stock awards were as follows:

	Number of Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
	(in thousands)
Outstanding restricted stock at January 1, 2007	—	$—
Granted	1,029	29.59
Dividend equivalent units	47	N/A
Vested	(19)	29.32
Forfeitures	(81)	29.32

Outstanding restricted stock at December 31, 2007	976	$29.60
Granted	1,892	2.68
Dividend equivalent units	33	N/A
Vested	(486)	23.71
Forfeitures	(321)	24.96

Outstanding restricted stock at December 31, 2008	2,094	$7.35

  Performance Units and Performance Share Units

        The 2006 and 2008 Plans provide for grants of performance units and performance share units that can be settled in cash, shares of Idearc common stock, or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by SFAS 123(R).

        During 2008, certain employees were granted a target number of performance share units under the 2008 Plan as part of the Company's 2008 long-term incentive compensation program. The target number of performance share units may be increased (to a maximum of 200% of the target) or decreased (to zero) based on the Company's total stockholder return ("TSR") relative to the TSR of the individual stocks comprising a market benchmark (weighted 80%) and a competitor (weighted 20%) over a three-year measurement period. The measurement period began on March 8, 2008, and will end in 2011 on the 20th trading day following the date the Company releases to the public its annual earnings for the year

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

ending December 31, 2010. Each performance share unit will be settled for one share of Idearc common stock.

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

        This award is classified as an equity award because it will be settled in shares of Idearc common stock upon vesting. All payments are subject to approval by the Human Resources Committee of the Company's Board of Directors. The performance share unit award liability is measured at its fair value at the time of grant, which, for this purpose, was the date on which the Company's stockholders approved the 2008 Plan. A portion of the cost related to this performance share unit liability is included in the Company's stock-based compensation expense for the year ended December 31, 2008.

        During 2007, certain employees were granted a target number of performance units as part of the Company's 2007 long-term incentive compensation program. The target number of performance units may be increased (to a maximum of 150% of the target) or decreased (to zero) based on the Company's TSR relative to the TSR of a market benchmark over a measurement period beginning on January 1, 2007, and ending on December 31, 2009. Each performance unit will be settled in cash upon vesting in an amount equal to the closing price of Idearc common stock on the last trading day in the measurement period.

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

        This award is classified as a liability award because it will be settled in cash upon vesting. All payments are subject to approval by the Human Resources Committee of the Company's Board of Directors. The performance unit award liability is measured at its fair value at the end of each reporting period and will fluctuate based on the performance of Idearc common stock and Idearc's TSR relative to the TSR of the market benchmark. A portion of the cost related to this performance unit liability is included in the Company's stock-based compensation expense for the years ended December 31, 2008 and 2007.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

        Changes in the Company's outstanding performance units and performance share units were as follows:

	Performance Units / Performance Share Units	Weighted- Average Fair Value
	(in thousands)
Outstanding performance units at January 1, 2007	—	$—
Granted performance units	574	17.56
Dividend equivalents	28	17.56
Forfeitures	(25)	17.56

Outstanding performance units at December 31, 2007	577	$17.56
Granted performance share units	2,951	3.36
Dividend equivalents	39	0.55
Forfeitures	(118)	3.75

Outstanding performance units/performance share units at December 31, 2008	3,449	$2.84

  Stock Options

        The 2006 and 2008 Plans provide for grants of stock options. These awards are classified as equity awards based on the criteria established by SFAS 123(R).

        During 2008, certain employees were granted stock option awards under the 2006 and 2008 Plans. The stock option awards vest on the third anniversary of the grant date and have a ten-year term.

        A stock option holder may pay the option exercise price in cash by delivering unrestricted shares to the Company having a value at the time of exercise equal to the exercise price, by a cashless broker-assisted exercise, by a combination of these methods or by any other method approved by the Human Resources Committee of the Company's Board of Directors. Options may not be re-priced without the approval of the Company's stockholders.

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

  •
  Expected life is based on the SEC shortcut method as described in Staff Accounting Bulletin 110; and

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

  •
  The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option

For the Year Ended 2008
Expected volatility	75.0% - 85.5%
Expected term (in years)	6.50
Risk-free interest rate range	3.3% - 3.6%
Dividend yield range	—

        The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2008 was $2.24.

        A portion of the cost related to these stock option awards is included in the Company's compensation expense for the year ended December 31, 2008.

        Changes in the Company's outstanding stock option awards were as follows:

	Number of Stock Option Awards	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)
	(in thousands)
Outstanding stock option awards at January 1, 2008	—	$—	—	$—
Granted	650	3.51	9.46	—
Exercises	—	—	—	—
Forfeitures/expirations	—	—	—	—

Outstanding stock option awards at December 31, 2008	650	$3.51	9.46	$—

        The pre-tax compensation expense recognized related to stock-based compensation awards was $6 million, $27 million, and $56 million, for the years ended December 31, 2008, 2007, and 2006, respectively. These costs are recorded as part of general and administrative expenses on the consolidated statements of income.

        The 2006 pre-tax compensation expense of $56 million related to incentive compensation awards granted by Verizon. As a result of the spin-off from Verizon, the after-tax liabilities associated with these plans were transferred to Verizon and will be paid by Verizon based upon the original vesting schedule.

        As of December 31, 2008, unrecognized compensation expense related to the unvested portion of the Company's restricted stock, performance units, performance share units and stock options was approximately $12 million and is expected to be recognized over a weighted-average period of approximately 1.4 years.

Note 15    Income Taxes

        We account for income taxes in accordance with SFAS 109, "Accounting for Income Taxes" and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("FIN 48"). Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

liabilities and their tax basis at each year end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

        The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Current
Federal	$154	$241	$449
State and local	15	18	97

	169	259	546

Deferred
Federal	(68)	(15)	(37)
State and local	(5)	(6)	(9)

	(73)	(21)	(46)

Total provision for income taxes	$96	$238	$500

        The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Years Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Permanent differences, net	(2.9)	(1.8)	(0.5)
State and local income tax, net of federal tax benefits	4.6	3.3	4.5
Tax benefit for changes in FIN 48 uncertainties, net	(2.3)	(0.2)	—
Other, net	—	(0.6)	(0.1)

Effective income tax rate	34.4%	35.7%	38.9%

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

        Deferred taxes arise because of differences in the book and tax basis of certain assets and liabilities. Significant components of deferred income tax assets and liabilities are shown in the following table:

	At December 31,
	2008	2007
	(in millions)
Deferred income tax assets:
Employee benefits	$91	$109
Uncollectible accounts receivable	41	29
Contingent liabilities	11	13
Interest rate swap agreements	87	77
Unrecognized tax benefits	25	43
Impairment of intangibles	80	—

Gross deferred income tax assets	335	271

Deferred income tax liabilities:
Depreciation	(41)	(40)
Deferred directory costs	(44)	(52)
Debt issuance costs	(24)	(27)
Deferred commission costs	(51)	(56)

Gross deferred income tax liabilities	(160)	(175)

Net deferred income taxes	$175	$96

Amounts included in consolidated balance sheets, net:
Current deferred tax assets (liabilities)	$49	$(28)
Non-current deferred tax assets	126	124

	$175	$96

        No valuation allowance was recorded in 2008 and 2007 because the Company believes that based on all available evidence, it is more likely than not that the gross deferred tax assets will be realized. In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. The Company recognizes potential liabilities for anticipated tax audit issues based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

        Idearc Inc. and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2004.

        Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

interim periods, disclosure and transition. As a result of the implementation of FIN 48, we recognized a $33 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase in the balance of retained earnings as of January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2008 is as follows:

(in millions)
Unrecognized tax benefits at January 1, 2008	$109
Gross increases — tax positions in prior period	12
Gross decreases — tax positions in prior period	—
Gross increases — tax positions in current period	3
Settlements	(22)
Lapse of statute of limitations	(17)

Unrecognized tax benefits at December 31, 2008	$85

        The total amount of unrecognized tax benefits including interest accruals at December 31, 2008 is $85 million, and if recognized would reduce the effective tax rate.

        The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the tax years 2008, 2007, and 2006, we recognized approximately ($5) million, $4 million, and $6 million in interest, respectively. The Company had $12 million and $17 million of accrued interest at December 31, 2008, and 2007, respectively.

        The Company anticipates the amount of unrecognized tax benefits will decrease during 2009 due to the potential resolution of various tax issues.

        Prior to the spin-off, the Company was included in Verizon's consolidated federal and state income tax returns. However, the provision for income taxes in our consolidated financial statements prior to the spin-off has been determined as if the Company filed its own consolidated income tax returns separate and apart from Verizon.

        Idearc entered into a tax sharing agreement with Verizon in 2006 that governs Verizon's and Idearc's respective rights, responsibilities and obligations with respect to tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax matters. The tax sharing agreement generally allocates responsibility for tax liabilities for periods prior to and subsequent to the spin-off. The agreement also provides that Idearc will be required to indemnify Verizon and its affiliates against all tax-related liabilities caused by the failure of the spin-off to qualify for tax-free treatment for federal income tax purposes to the extent these liabilities arise as a result of any action taken by Idearc or any of Idearc's subsidiaries following the spin-off or otherwise result from any breach of any representation, covenant or obligation under the tax sharing agreement or any other agreement entered into by Idearc in connection with the spin-off.

Note 16    Contingencies

  Litigation

        The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

Idearc Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

        The Company establishes reserves for the estimated losses on specific contingent liabilities, including the matters described below, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome and/or the amount or range of loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material effect on its financial condition or results of operations.

        In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges. The proposed assessment relates to the audit period March 1998 through May 2005. On May 5, 2008, the State of New York issued a Notice of Determination to the Company for approximately $28 million. The Company filed its response on July 25, 2008 and any further action has been stayed beyond the outcome of a related matter.

        In late December 2008, the Company received tax assessments from the State of Washington related to operating taxes allegedly due on the Company's inter-company transactions. The proposed assessments totaling approximately $12.5 million relate to the audit period January 1, 2003 through June 30, 2008. The Company's response to the assessments is not yet due.

        The Company was served with a lawsuit on January 29, 2009, originally filed on January 13, 2009, in the U.S. District Court for the Southern District of California. The plaintiff in this case, claims that the Company used plaintiff's copyrighted material without a license in multiple publications across the country. Plaintiff seeks an injunction and both statutory and actual damages. As of February 6, 2009, the time for filing a responsive pleading had not yet run.

Note 17    Quarterly Financial Information (Unaudited)

Quarter Ended	Operating Revenue	Operating Income	Net Income (Loss)	Earnings (Loss) per Share(1)
	(in millions, except per share amounts)
2008
March 31	$770	$339	$111	$0.76
June 30	759	279	76	0.52
September 30	735	279	73	0.50
December 31	709	29	(77)	(0.53)
2007
March 31	$806	$332	$103	$0.70
June 30	805	342	109	0.75
September 30	791	358	117	0.80
December 31	787	311	100	0.68

(1)
Equity based awards granted in 2008 and 2007 caused an immaterial increase in the number of dilutive shares with no material impact to the calculation of diluted earnings per common share. Earnings per share is computed independently for each quarter and the sum of the quarters may not equal the annual amount.

(2)
The quarter ended December 31, 2008 includes $225 million ($142 million after tax) of non-cash impairment charges associated with impairments of intangible assets primarily related to Switchboard.com and other assets.

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

Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

        Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on its assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2008.

        Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of internal control over financial reporting, as stated in their report which follows below.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Idearc Inc.

        We have audited Idearc Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Idearc Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Idearc Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Idearc Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 9, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Idearc Inc.'s ability to continue as a going concern.

/s/ Ernst & Young LLP
Dallas, Texas March 9, 2009

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 with respect to our executive officers is included in Part I of this report.

        The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption "Election of Directors" in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

        The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

        The information required by Item 10 with respect to our code of conduct for executive and financial officers and directors is posted on our website at www.idearc.com in the Investor Relations tab under "Governance — Code of Conduct." We will post information regarding any amendment to, or waiver from, our code of conduct on our website in the Investor Relations tab under "Corporate Governance."

        The information required by Item 10 with respect to director candidates recommended by stockholders is incorporated by reference to the information included under the caption "Corporate Governance — Director Nominations — Stockholder Recommendations" in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

        The information required by Item 10 with respect to our audit committee and our audit committee financial expert is incorporated by reference to the information included under the caption "The Board, Its Committees and Its Compensation — Audit Committee" in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 11.    Executive Compensation.

        The information required by Item 11 is incorporated by reference to the information included under the captions "Compensation Discussion and Analysis," "Executive Compensation" and "The Board, Its Committees and Its Compensation — Director Compensation" in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 is incorporated by reference to the information included under the captions "Security Ownership of Management and Certain Beneficial Holders" and "Equity Compensation Plan Information" in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is incorporated by reference to the information included under the captions "Corporate Governance — Director Independence" and "Review and Approval of Transactions with Related Persons" in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services.

        The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is incorporated by reference to the information included under the caption "Independent Public Accountants" in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        The following consolidated financial statements are filed in Item 8 of Part II of this report:

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts is included in the notes to consolidated financial statements. The remaining schedules are not applicable and, therefore, have been omitted.

Exhibits:
2.1	Asset Purchase Agreement, dated September 15, 2007, between the Registrant and Infospace, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed September 18, 2007)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10, Amendment No. 5 (File No. 001-32939), filed October 30, 2006)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed April 18, 2008)
4.1	Indenture, dated November 17, 2006, between the Registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.1	Publishing Agreement, dated November 17, 2006, among Verizon Communications Inc., Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.2	Non-Competition Agreement, dated November 17, 2006, between Verizon Communications Inc. and Idearc Media Corp. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.3	Branding Agreement, dated November 17, 2006, between Verizon Licensing Company and Idearc Media Corp. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.4	Listings License Agreement, dated November 17, 2006, between specified Verizon telephone operating companies and Idearc Media Corp. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.5	Billing Services Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.6	Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K/A, filed November 22, 2006)

Exhibits:
10.7	Employee Matters Agreement, dated November 17, 2006, between Verizon Communications Inc. and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.8	Tax Sharing Agreement, dated November 17, 2006, between Verizon Communications Inc. and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.9	Credit Agreement, dated November 17, 2006 (the "Credit Agreement"), among the Registrant, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Bear Stearns & Co., Inc., Bear Stearns Corporate Lending Inc., Banc of America, N.A., Barclays Bank PLC, and Citigroup USA, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.10	First Amendment to the Credit Agreement, dated March 5, 2007, among the Registrant, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007)
10.11	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form 10, Amendment No. 4 (File No. 001-32939), filed October 27, 2006)
10.12*	Idearc Inc. Executive Transition Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 9, 2007)
10.13*	Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.14*	Form of Executive Restricted Stock Agreement under the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 16, 2007)
10.15*	Form of Director Restricted Stock Agreement for One-Time Award under the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4 (File No. 333-142012), filed April 10, 2007)
10.16*	Form of Performance Unit Agreement under the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007)
10.17*	Form of Stock Option Award Agreement under the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.18*	Restricted Stock Award Agreement for Frank P. Gatto under the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.19*	Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-150545), filed April 30, 2008)
10.20*	Form of 2008 Long-Term Incentive Award Agreement under the Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.21*	Summary of 2008 Short-Term Incentive Award Program under the Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

Exhibits:
10.22*	Form of Restricted Stock Award Agreement for the 2008 Equity Award to Non-Management Directors under the Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.23*	Form of Stock Option Award Agreement under the Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.24*	Employment Agreement, dated May 30, 2008, between the Registrant and Scott W. Klein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 2, 2008)
10.25*	Stock Option Agreement for Scott W. Klein under the Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.26*	2008 Long-Term Incentive Award Agreement for Scott W. Klein under the Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.27*	Summary of Additional Relocation Benefit for Scott W. Klein (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Scott W. Klein filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Scott W. Klein and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract, compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2009.

IDEARC INC.
By:	/s/ SCOTT W. KLEIN Scott W. Klein Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2009.

/s/ SCOTT W. KLEIN Scott W. Klein	Chief Executive Officer and Director (Principal Executive Officer)
/s/ SAMUEL D. JONES Samuel D. Jones	Executive Vice President — Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ JONATHAN F. MILLER Jonathan F. Miller	Director
/s/ DONALD B. REED Donald B. Reed	Director
/s/ STEPHEN L. ROBERTSON Stephen L. Robertson	Director
/s/ THOMAS S. ROGERS Thomas S. Rogers	Director
/s/ PAUL E. WEAVER Paul E. Weaver	Director

 EXHIBIT INDEX

Exhibits:
2.1	Asset Purchase Agreement, dated September 15, 2007, between the Registrant and Infospace, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed September 18, 2007)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10, Amendment No. 5 (File No. 001-32939), filed October 30, 2006)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed April 18, 2008)
4.1	Indenture, dated November 17, 2006, between the Registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.1	Publishing Agreement, dated November 17, 2006, among Verizon Communications Inc., Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.2	Non-Competition Agreement, dated November 17, 2006, between Verizon Communications Inc. and Idearc Media Corp. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.3	Branding Agreement, dated November 17, 2006, between Verizon Licensing Company and Idearc Media Corp. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.4	Listings License Agreement, dated November 17, 2006, between specified Verizon telephone operating companies and Idearc Media Corp. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.5	Billing Services Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.6	Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K/A, filed November 22, 2006)
10.7	Employee Matters Agreement, dated November 17, 2006, between Verizon Communications Inc. and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.8	Tax Sharing Agreement, dated November 17, 2006, between Verizon Communications Inc. and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.9	Credit Agreement, dated November 17, 2006 (the "Credit Agreement"), among the Registrant, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Bear Stearns & Co., Inc., Bear Stearns Corporate Lending Inc., Banc of America, N.A., Barclays Bank PLC, and Citigroup USA, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)
10.10	First Amendment to the Credit Agreement, dated March 5, 2007, among the Registrant, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007)
10.11	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form 10, Amendment No. 4 (File No. 001-32939), filed October 27, 2006)
10.12*	Idearc Inc. Executive Transition Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 9, 2007)
10.13*	Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K, filed November 21, 2006)

Exhibits:
10.14*	Form of Executive Restricted Stock Agreement under the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 16, 2007)
10.15*	Form of Director Restricted Stock Agreement for One-Time Award under the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4 (File No. 333-142012), filed April 10, 2007)
10.16*	Form of Performance Unit Agreement under the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007)
10.17*	Form of Stock Option Award Agreement under the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.18*	Restricted Stock Award Agreement for Frank P. Gatto under the Idearc Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.19*	Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-150545), filed April 30, 2008)
10.20*	Form of 2008 Long-Term Incentive Award Agreement under the Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.21*	Summary of 2008 Short-Term Incentive Award Program under the Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.22*	Form of Restricted Stock Award Agreement for the 2008 Equity Award to Non-Management Directors under the Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.23*	Form of Stock Option Award Agreement under the Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.24*	Employment Agreement, dated May 30, 2008, between the Registrant and Scott W. Klein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 2, 2008)
10.25*	Stock Option Agreement for Scott W. Klein under the Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.26*	2008 Long-Term Incentive Award Agreement for Scott W. Klein under the Idearc Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.27*	Summary of Additional Relocation Benefit for Scott W. Klein (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Scott W. Klein filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Scott W. Klein and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract, compensatory plan or arrangement