Form 10-K/A
period 2008-12-31
IDEARC INC.
filed 2009-03-27
CIK 1367396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A
(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting
Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $346.7 million, based upon the closing price of the shares on the New York Stock Exchange on that date.

As of March 20, 2009, there were 148,191,915 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 amends Idearc Inc.’s (“Idearc” or the “company”) Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2009 (the “Original Filing”). Idearc is filing this Amendment No. 1 to include the information required by Items 10, 11, 12, 13 and 14 of Part III, which was not included in the Original Filing.  In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, the company is including with this Amendment No. 1 currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Amendment No. 1 does not include the entire Form 10-K. Except as described in this Explanatory Note, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the company has not updated disclosures to reflect any events that occurred subsequent to March 12, 2009.

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

•                  increased credit risk associated with our reliance on small- and medium-sized businesses as clients, in particular in the current economic environment;

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

DIRECTORS

The company’s by-laws provide that the number of directors will be determined by our board of directors from time to time.  As of the date of this Amendment No. 1, our board of directors has fixed the number of directors at seven.  However, our board of directors currently consists of five members as a result of the resignation of Jerry V. Elliot, effective as of December 31, 2008 and Jonathan F. Miller, effective as of March 27, 2009.  On March 27, 2009, Jonathan F. Miller resigned as a member of the board of directors, effective as of March 27, 2009.  Mr. Miller also served as a committee member of the nominating and corporate governance committee of the board of directors.  The current directors will serve until the next annual meeting of stockholders, or until their earlier resignation or removal. Our current board of directors includes the following individuals:

Scott W. Klein, age 51, has been our chief executive officer and a director of the company since June 2008.  Mr. Klein previously served as an operating partner of Symphony Technology Group, a private investment firm, since November 1, 2007.  From January 2004 to October 2007, Mr. Klein served as president and chief executive officer of Information Resources, Inc., a provider of information solutions for the consumer packaged goods, retail and healthcare industries.  Prior to joining Information Resources, Mr. Klein served as president, consumer industries, retail & energy global industry group of Electronic Data Systems Corporation from July 2001 to January 2004.  Mr. Klein also held management positions with PC Mall, Inc., PrimeSource Building Products, Inc., Guardian Purchasing Corp., PepsiCo, Inc. and The Procter & Gamble Company earlier in his career.

Donald B. Reed, age 64, has served as a director of the company since November 2006 and as chairman of the board since April 2008.  He serves as chair of the nominating and corporate governance committee and as a member of the audit committee.  Mr. Reed currently serves on the boards of directors of CSG Systems International Inc., and Intervoice, Inc. From May 2000 to January 2003, he served as chief executive officer of Cable and Wireless Global, or C&W, a unit of Cable & Wireless plc (UK).  C&W provided Internet protocol and data services to business customers in the United States, Europe and Japan.  Mr. Reed served in various other executive positions at C&W from June 1998 to May 2000.  He also served for 30 years in various executive positions at New England Telephone, NYNEX Corporation and Bell Atlantic Corporation, including as NYNEX’s vice president of government affairs in Washington, D.C., vice president of NYNEX Human Resources, president of NYNEX Information Resources, the directory operations of NYNEX, and president and group executive of NYNEX Corporation.

Stephen L. Robertson, age 57, has served as a director of the company since November 2006. He serves as the chair of the human resources committee and as a member of the audit committee.  Mr. Robertson is currently a business consultant. Previously, he served as president of Convergys International, a unit of Convergys Corporation, from 2002 to 2005. Convergys Corporation, or Convergys, is a global outsourcing solutions company.  Mr. Robertson also served as Convergys’ executive vice president of operations from 2000 to 2002 and as Convergys’ president of telecom solutions from 1996 to 2000.  In addition to his positions with Convergys, Mr. Robertson has held several other executive positions throughout his 32 years in the telecommunications and technology industries, including serving as chief executive officer of CBD, Inc., a directory publishing and media services company, from 1990 to 1995.  Mr. Robertson successfully completed the director certification program at the University of California–Los Angeles in May 2007.

Thomas S. Rogers, age 54, has served as a director of the company since November 2006.  He serves as a member of the human resources committee and the nominating and corporate governance committee.  Mr. Rogers currently serves as president and chief executive officer of TiVo Inc., a position he has held since July 2005.  He also currently serves on the board of directors of TiVo Inc., a provider of television-based interactive and entertainment services. Mr. Rogers previously served as chairman of the board of Teleglobe International Holdings, Ltd., a provider of international voice, data, internet and mobile roaming services, from November 2004 to February 2006.  He also has served as chairman of TRget Media LLC, a media industry investment and operations advisory firm, since July 2003.  Mr. Rogers served as the senior operating executive for media and entertainment for Cerberus Capital Management, a large private equity firm, from 2004 to July 2005.  Prior to holding that position, he served as chairman and chief executive officer of Primedia, Inc., a print, video and online media company, from October 1999 to April 2003.  From January 1987 until October 1999, Mr. Rogers held positions with National Broadcast Company, Inc., including president of NBC Cable and executive vice president.

Paul E. Weaver, age 63, has served as a director of the company since December 2006.  He serves as the chair of the audit committee and as a member of the human resources committee.  Mr. Weaver is a former vice chairman of PricewaterhouseCoopers, LLP. During his more than 30 years at PricewaterhouseCoopers, Mr. Weaver served as the lead partner on a number of the firm’s largest global clients and held various management positions, including serving as vice chairman of the firm and chairman of the firm’s global technology practice group for a number of years, focusing on the technology, infocomm, entertainment and media industries. Mr. Weaver currently serves as a director of AMN Healthcare Services Inc., and chairman of the board of the Ellis Island/Statue of Liberty Foundation, and serves on the Corporate Advisory Board of the University of Michigan Business School.

The information required by Item 10 with respect to our executive officers is included in Part I of the Original Filing.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the company’s directors and executive officers, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership with the SEC.  These reporting persons are required by SEC rules to furnish the company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the company, the company believes that during 2008 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% stockholders were in compliance with Section 16(a).

Code of Conduct

The company has adopted a code of conduct applicable to all of its directors, officers and employees, including the chief executive officer, chief financial officer and chief accounting officer.  The purpose of the code of conduct is to, among other things, focus our directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct and to help enhance and formalize our culture of integrity, respect and accountability.  The information with respect to our code of conduct for executive and financial officers and directors is posted on our website at www.idearc.com in the Investor Relations tab under “Governance — Code of Conduct.”  The company will post information regarding any amendment to, or waiver from, its code of conduct on its website under the Investor Relations tab as required by applicable law.

Director Nominations

Qualifications.  In considering nominees for election as director, the nominating and corporate governance committee considers a number of factors.  Characteristics expected of all directors include integrity, high personal and professional ethics, sound business judgment and the ability and willingness to commit sufficient time to the board.  In evaluating the suitability of individual board members, the committee takes into account many factors, including the candidate’s general understanding of marketing, finance and other disciplines relevant to the success of a large publicly traded company in today’s business environment, understanding of the company’s business and technology, educational and professional background and personal accomplishments.

Stockholder Recommendations.  The nominating and corporate governance committee will evaluate any director candidates recommended by a stockholder according to the same criteria as a candidate identified by the nominating and corporate governance committee.

Stockholders may recommend candidates at any time, but to be considered by the nominating and corporate governance committee for inclusion in the company’s proxy statement for the next annual meeting of stockholders, recommendations must be submitted in writing no later than 120 days in advance of the first anniversary of the date of the company’s proxy statement mailed to stockholders for the preceding year’s annual meeting of stockholders.  A stockholder’s notice must contain the following:

•                  the name and address of the stockholder recommending the director candidate for consideration, the name of the director candidate and the written consent of the stockholder and the director candidate to be publicly identified;

•                  a written statement by the director candidate agreeing to be named in the company’s proxy materials and to serve as a member of the board (and any committee of the board to which the director candidate is assigned to serve by the board) if nominated and elected;

•                  a written statement by the stockholder and director candidate agreeing to make available to the nominating and corporate governance committee all information reasonably requested in connection with the nominating and corporate governance committee’s consideration of the director candidate; and

•                  the director candidate’s name, age, business and residential address, principal occupation or employment, number of shares of the company’s common stock and other securities beneficially owned, a resume or similar document detailing personal and professional experiences and accomplishments, and all other information relating to the director candidate that would be required to be disclosed in a proxy statement or other filing made in connection with the solicitation of proxies for the election of directors pursuant to the Securities Exchange Act of 1934, as amended, the rules of the SEC and the NYSE corporate governance standards.

The stockholder’s notice must be signed by the stockholder recommending the director candidate for consideration and sent to the following address: Idearc Inc., P.O. Box 619810, 2200 West Airfield Drive, D/FW Airport, TX 75261, Attention: Corporate Secretary (Nominating and Corporate Governance Committee Communication/Director Candidate Recommendation).

The Board

Under the company’s corporate governance guidelines, each director is expected to devote the time necessary to appropriately discharge his responsibilities, review all meeting materials distributed in advance of a meeting and be prepared to discuss the business to be presented and is strongly encouraged to attend and participate in all board meetings and meetings of board committees on which he serves.  During 2008, the board held 17 meetings.  Each director attended at least 75% of the total number of meetings of the board and committees on which he served during the period he was a director.

The board has established a policy that its non-management directors meet regularly in executive session, without members of management present.  A non-management director presides over each executive session.  In 2008, our chairman of the board or, in his absence, the lead director, had this responsibility.

As part of the company’s corporate governance guidelines, the board has adopted a policy that strongly encourages each director to attend each stockholder meeting.  Four of our five board members who were directors at the time of the meeting attended the company’s 2008 annual meeting of stockholders.

Board Committees

The board has three standing committees: audit committee, human resources committee and nominating and corporate governance committee, each of which is described below.  Each committee operates under a written charter adopted by the board.  All of the charters are publicly available on our website at www.idearc.com under the Investor Relations tab.  You may also obtain a copy of our charters upon written request to our investor relations department at our principal executive offices.

Upon the nominating and corporate governance committee’s recommendations, the board appoints committee members annually.  The table below sets forth the current composition of our board committees.

	Audit Committee		Human Resources Committee		Nominating and Corporate Governance Committee
Donald B. Reed	✓				✓	(Chair)
Stephen L. Robertson	✓		✓	(Chair)
Thomas S. Rogers			✓		✓
Paul E. Weaver	✓	(Chair)	✓

The composition of the board committees for 2009 is expected to remain the same.

Audit Committee

The audit committee oversees our accounting and financial reporting processes and the audits of the company’s financial statements.  The functions and responsibilities of the audit committee include:

•                  establishing, monitoring and assessing the company’s policies and procedures with respect to business practices, including the adequacy of the company’s internal controls over accounting and financial reporting;

•                  reviewing the annual audited financial statements and quarterly financial statements with management and the company’s independent registered public accounting firm;

•                  reviewing with management and the independent registered public accounting firm the scope and the planning of the annual audit;

•                  engaging the company’s independent registered public accounting firm and conducting an annual review of the independence of that firm;

•                  pre-approving all audit and permitted non-audit services to be performed by the company’s independent registered public accounting firm;

•                  reviewing the findings and recommendations of the company’s independent registered public accounting firm and management’s response to the recommendations of that firm;

•                  overseeing the internal audit function;

•                  overseeing compliance with applicable legal and regulatory requirements, including ethical business standards;

•                  establishing procedures for the receipt, retention and treatment of complaints received by the company regarding accounting, internal accounting controls or auditing matters;

•                  establishing procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•                  preparing the Audit Committee Report to be included in our annual report; and

•                  reviewing the adequacy of the audit committee charter on an annual basis.

During 2008, the audit committee held 16 meetings.  Our independent registered public accounting firm reports directly to the audit committee.  Each member of the audit committee has the ability to read and understand fundamental financial statements.  The board has determined each member of the audit committee is “independent”

as defined by the NYSE corporate governance standards, which we have chosen to use to determine independence, and Rule 10A-3 of the Securities Exchange Act of 1934.  The board has also determined that Mr. Weaver meets the requirements of an “audit committee financial expert” as defined by the rules of the SEC.

Human Resources Committee

The human resources committee establishes, administers and reviews the company’s policies, programs and procedures for compensating our executive officers and the board.  The functions and responsibilities of the human resources committee include:

•                  evaluating the performance of and determining the compensation for the company’s executive officers, including its chief executive officer;

•                  administering and making recommendations to the board with respect to the company’s equity incentive plan;

•                  overseeing regulatory compliance with respect to compensation matters;

•                  reviewing and approving employment and severance arrangements with the company’s senior management;

•                  reviewing director compensation policies and, as appropriate, making recommendations to the board;

•                  preparing the Human Resources Committee Report to be included in the annual report;

•                  overseeing preparation of the Compensation Discussion and Analysis to be included in the annual report; and

•                  reviewing the adequacy of the human resources committee charter on an annual basis.

During 2008, the human resources committee held 15 meetings.  The board has determined that each member of the human resources committee is “independent” as defined by the NYSE corporate governance standards, which we have chosen to use to determine independence.

Nominating and Corporate Governance Committee

The functions and responsibilities of the nominating and corporate governance committee include:

•                  developing and recommending corporate governance principles and procedures applicable to the board and the company’s employees;

•                  recommending committee composition and assignments;

•                  identifying individuals qualified to become directors;

•                  recommending director nominees;

•                  recommending whether incumbent directors should be nominated for re-election to the board; and

•                  reviewing the adequacy of the nominating and corporate governance committee charter on an annual basis.

During 2008, the nominating and corporate governance committee held six meetings.  The board has determined that each member of the nominating and corporate governance committee is “independent” as defined by the NYSE corporate governance standards, which we have chosen to use to determine independence.  In 2008, the nominating and corporate governance committee retained a director search firm to help the committee identify and evaluate qualified director nominees for consideration by the committee.

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Decisions with respect to compensation for our executive officers, including our chief executive officer, are made by the human resources committee of our board of directors (the “committee”).  The following discussion and analysis are focused primarily on the compensation for our executive officers during 2008, with additional detail provided for our named executive officers.  Our “named executive officers” are the individuals who served as our chief executive officer during 2008, the individual who served as our chief financial officer during 2008 and our three other most highly compensated executive officers for 2008.  The compensation of our named executive officers is presented in the tables and related information and discussed under “Executive Compensation” following this section, beginning on page 24.

When reviewing this discussion, it is important to note that in November 2006 the company was spun-off from Verizon Communications Inc.  Prior to the spin-off, the company was a wholly owned subsidiary of Verizon.  In connection with the spin-off, the company inherited various legacy compensation programs from Verizon.  While 2008 executive compensation reflects decisions made by the committee, the committee continuously evaluates the company’s compensation program and expects to further modify elements of the program as it determines appropriate to support the company’s compensation philosophy and objectives, as well as its cost structure, as a stand-alone public company.

Compensation Philosophy and Objectives

In making decisions with respect to compensation for executive officers, the committee is guided by a pay-for-performance philosophy.  The committee believes a significant portion of each executive’s total compensation opportunity should be tied to and vary with achievement of the company’s financial, operational and strategic goals.  Overall, the committee’s objective is to provide executive officers with base salaries that approximate the 50th percentile, and incentive compensation for superior performance that approximates the 75th percentile, of the base salaries and incentive compensation earned by executive officers at the companies comprising the 2008 comparator group.  In designing the compensation program for executive officers, the committee seeks to achieve the following key objectives:

•                  Attract and Retain Talented Executives.  The compensation program should provide each executive officer with a total compensation opportunity that is market competitive.  This objective is intended to ensure that the company is able to attract and retain executives while maintaining an appropriate cost structure for the company.

•                  Motivate Executives.  The compensation program should encourage our executive officers to achieve the company’s short-term and long-term goals.

•                  Alignment with Stockholders.  The compensation program should align executives’ interests with those of our stockholders, promoting actions that will have a long-term positive impact on total stockholder return.

•                  Compensation Should Be Transparent.  The elements of our compensation program should be easily understood by both our executives and our stockholders.

Elements of Our 2008 Compensation Program for Executive Officers

Our 2008 compensation program for executive officers used the compensation elements summarized below.

Elements of Compensation Program	Employees Covered	Description	Key Objectives Promoted

Annual Cash Compensation

Base Salary	All salaried employees	Fixed annual cash compensation paid every two weeks during the year.	Designed to enable the company to attract and retain talented employees.

Short-Term Incentive	Approximately 2,400 employees	Variable cash compensation based on performance achieved against pre-established goals for a one-year period.	Designed to motivate and reward achievement of financial, operational and strategic business goals.

Long-Term Equity-Based Compensation (1)

Long-Term Equity Incentives	Approximately 150 employees	Stock equivalents that vest based on the company’s three-year total stockholder return versus a comparator group and shares of stock that vest as a result of continued employment with the company.	Designed to retain, motivate and reward achievement of long-term operational and strategic business goals, align pay with performance and drive long-term stockholder value.

Stock Options	3 executive officers	Options to acquire shares of stock that vest as a result of continued employment with the company.	Designed to motivate executives to commence and retain employment with the company.

Retirement Benefits

Savings Plan	Available to approximately 6,100 eligible employees

A 401(k) retirement savings plan that enables employees to contribute a portion of their compensation with a company matching contribution of up to 6%. An additional company matching contribution of up to 3% may be awarded based on company performance.

Designed to be market competitive, given that most companies of our size provide a 401(k) plan with a matching contribution component.

Management and Excess Pension Plans	Approximately 3,400 eligible employees hired before 2006

Retirement benefits provided by Verizon prior to the spin-off. The plans were frozen by Verizon in 2006. In connection with the spin-off, Verizon transferred the assets and liabilities under the plans for company employees to the company.

A legacy obligation transferred to the company in connection with our spin-off in 2006.

Severance and Change in Control Benefits

Severance Benefits absent a Change in Control	All 10 executive officers	Severance benefits equal to a multiple of salary and short-term incentive award in the event of a termination by the company without cause.

Designed to enable the company to attract and retain talented executives. Also intended to protect the company’s interests through restrictive post-employment covenants, including noncompetition and nonsolicitation.

Elements of Compensation Program	Employees Covered	Description	Key Objectives Promoted

Severance Benefits in connection with a Change in Control	All 10 executive officers

Severance benefits equal to a multiple of salary and target short-term incentive award in the event of a termination by the company without cause or by the executive for good reason following a change in control.

Designed to ensure that management is able to evaluate any potential change in control transaction objectively and provide for continuity of management in the event of a change in control.

Other Benefits and Perquisites

Health Benefits	Available to approximately 6,100 eligible employees	Health, dental, vision, term life and disability insurance.	Customary benefits that enable the company to attract and retain employees as most companies of our size provide similar benefits.

Whole Life Insurance	3 executive officers	A supplemental insurance program with a savings component. Includes a payment for taxes associated with the portion of the premium reimbursed to the executive by the company.	A legacy benefit provided by Verizon and continued by the company in connection with our spin-off in 2006.

Perquisites	All 10 executive officers	Includes flexible allowances, financial planning and annual physical exams.	Customary benefits generally consistent with similar perquisites provided by Verizon to its executives that enable the company to attract and retain employees.

(1)  As previously disclosed, we are currently in the process of evaluating various options for restructuring our capitalization and debt service obligations.  We believe that any restructuring would likely result in holders of common stock of the company receiving little or no value for their current holdings.  Accordingly, long-term equity incentive awards currently outstanding are expected to have little or no value.  Pursuant to our restructuring, all current equity incentive plans, equity ownership plans or other equity-based plans will likely be terminated and all equity owned under such plans will likely be cancelled.  During and following any restructuring, the committee intends to work with its advisor and senior management to establish an appropriate long-term incentive program for 2009 under which new equity rights may be granted.

Overview of 2008 Business Results and Incentive Compensation

Our financial results for 2008 reflected substantially larger than anticipated contraction in the directory advertising business and smaller than anticipated growth in our Internet business.

Since a significant portion of the 2008 total compensation opportunity for our executive officers was based on our annual financial results, actual total compensation earned was well below target.  With respect to the performance goals established by the committee in the first quarter of 2008, our overall weighted achievement of short-term incentive performance goals was 92.1%, resulting in a short-term incentive payout of 35.5% of target.

In addition, the largest part of the 2008 total compensation opportunity for our executive officers consisted of long-term equity-based incentives granted in the form of performance share units and restricted stock.  Given our financial performance and the significant decline in our stock price during 2008, total compensation earned by our executive officers was substantially less than target in 2008.

In reviewing incentive compensation information, please note that in connection with our restructuring, all equity incentive plans, equity ownership plans or other equity-based plans will likely be terminated and all equity owned under such plans will likely be cancelled.  Our restructuring efforts will provide for a new equity incentive plan under which new equity rights may be granted.

Committee’s Role in Establishing Compensation

The committee approves or recommends to the board for approval all compensation decisions for our executive officers, including grants of equity awards.  The committee believes that one of its key functions is to help ensure that our executives are fairly compensated based upon their performance and contribution to the company’s growth and profitability and that its compensation decisions support the company’s compensation philosophy and short- and long-term strategic business objectives, as well as stockholder interests.  The committee chair sets the agenda for all committee meetings, with input from management and the committee’s advisor.

Advisor to the Committee

Exequity, LLP is the committee’s executive compensation advisor.  Exequity advised the committee with respect to its compensation decisions for all of our executive officers, including our chief executive officer, in 2008.  Exequity reports directly to the committee and only provides services that are requested and authorized by the committee.  Exequity continues to advise the committee with respect to our executive compensation matters.

Management’s Role in Establishing Compensation

The company’s human resources department administers our executive compensation program.  At the request of the committee or management, the executive vice president — human resources and employee administration is responsible for making proposals to the committee for changes to our executive compensation program.  The committee may also request its advisor to review and provide suggestions for changes to the compensation program.  Our executive vice president — human resources and employee administration is the primary management contact for the committee chair.

In 2008, our chief executive officer, executive vice president — human resources and employee administration and executive vice president, general counsel and secretary attended committee meetings to discuss executive compensation matters under consideration by the committee and to answer questions regarding those matters.  The chairman of our board of directors is an ex-officio member of the committee and usually attends committee meetings.  The committee also regularly meets in executive session without members of management present.

Our chief executive officer recommends to the committee changes in compensation for other executive officers based on an assessment of each individual’s responsibilities and contribution to the company’s results and potential for future contributions to the company’s success.  Neither the chief executive officer nor other executives are directly involved in recommendations of changes in the chief executive officer’s compensation.  The committee evaluates market data provided by Exequity and other relevant information when considering the establishment of or changes to the compensation of our chief executive officer and other executive officers.

Review of Compensation Program

In determining the company’s compensation program for 2008, the committee considered the three main factors described below.

•                  Market Competitiveness.  The committee reviewed market data provided by its advisor for each of the executive officers.  The committee completes a market study at the beginning of each year to evaluate whether market trends would require changes to the current compensation program and pay levels of the executives.

•                  Internal Equity.  The committee considered the level of total compensation opportunity for the executive officers in relation to one another to ensure that each executive’s contribution to company performance was appropriately reflected.  The committee considered compensation in relation to other executive officers due to their similar scope of responsibility and contribution to the company’s performance.  The committee also considered the relationship between the compensation of our current and former chief executive officers and the company’s other executive officers.

•                  Individual Performance.  The committee considered each individual executive’s experience and the potential for the executive to expand his or her responsibilities and contributions to the company.

Employment Agreements

Chief Executive Officer

In May 2008, the company entered into an employment agreement with Scott W. Klein in connection with his appointment as chief executive officer of the company.  In establishing the terms of Mr. Klein’s employment, the committee considered market competitiveness, internal pay equity and the current economic conditions impacting our business and industry.  In addition, the committee exercised its judgment regarding the compensation opportunities that would be necessary to attract and retain an individual appropriately qualified and motivated to lead the company through the current market and industry conditions.

With respect to market competitiveness, the committee reviewed data provided by its advisor regarding the compensation paid to chief executive officers at companies in the 2008 comparator group, which comparator group is described below under “Benchmarking and Comparator Group.”  Consistent with the compensation program for the company’s other executive officers, the committee targeted a total compensation opportunity for our chief executive officer between the 50th and 75th percentiles of the 2008 comparator group, with a base salary near the 50th percentile and performance-based incentive opportunities, as a percent of base salary, at approximately the 75th percentile of the 2008 comparator group.

The final terms of the employment agreement were the result of an arm’s-length negotiation between the committee and Mr. Klein.  For a description of the material terms of Mr. Klein’s employment agreement, see “Executive Compensation—CEO Employment Agreement” and “Executive Compensation—Potential Payments Upon Termination or Change in Control—CEO Employment Agreement.”

In October 2008, the committee recommended, and the board approved, an additional benefit for Mr. Klein related to his relocation from Chicago, Illinois to Dallas, Texas whereby he received a cash payment equal to his cost basis in his Chicago home.  The company assumed the risk of loss to the extent the home is sold for less than Mr. Klein’s cost basis.  Additionally, the board authorized the company to pay the expenses associated with selling Mr. Klein’s Chicago home, including costs and fees of a relocation firm, as well as to make an additional payment to Mr. Klein to offset the tax liability resulting from this benefit.  The board approved this relocation benefit in light of the deterioration in the housing and credit markets in an effort to eliminate distractions associated with Mr. Klein’s relocation and to permit Mr. Klein to focus his full attention on his company responsibilities.  For a description of the material terms of this relocation benefit, see “Executive Compensation—CEO Employment Agreement.”

Former Chief Executive Officer

In connection with our spin-off from Verizon in November 2006, the company assumed an existing employment agreement between our former chief executive officer, Katherine J. Harless, and Verizon.  The committee agreed with our former chief executive officer that it was appropriate for her to have an agreement as the chief executive of a new stand-alone public company.  The agreement was to expire in June 2008, and provided for minimum short- and long-term incentive compensation opportunities as well as severance and other benefits.  The agreement was terminated in February 2008 in connection with the involuntary termination of Ms. Harless’ employment.  For additional information about this agreement, see “Executive Compensation—Former CEO Employment Agreement.”

Other Executive Officers

The committee has determined not to enter into employment agreements with the company’s other executive officers.  This decision was based on the committee’s review of survey data for similarly positioned executives and the fact that the other executive officers are eligible to receive severance benefits and are subject to certain restrictive covenants under the company’s executive transition plan.  This plan was approved by the committee in April 2007 and was designed primarily to encourage executives to remain employed by the company by providing certain severance protection against involuntary termination of employment with additional severance protection applicable to a termination of employment in connection with a change in control.  For additional information about this plan, see “Executive Compensation—Potential Payments Upon Termination or Change in Control—Executive Transition Plan.”

Benchmarking and Comparator Group

In November 2007, the committee engaged in a review of the comparator group of companies used to provide market references in establishing the total compensation opportunity for our executive officers in 2007.  To evaluate the comparator group, the committee’s advisor identified all public companies in the same Global Industry Classification System code as the company with annual revenue similar to that of the company.  Based on discussions with the committee chair and our executive vice president – human resources and employee administration, Exequity compiled a list of public companies with annual revenue between $750 million and $10 billion.  These criteria resulted in a group of 17 companies with revenue ranging from $800 million to $8 billion.  The median annual revenue for the group was $1.7 billion, with half of the companies generating annual revenue between $1.1 billion and $3.3 billion.  With $3.2 billion in revenue in 2006, the company ranked in the 75th percentile of this group of companies.

In connection with this analysis, the committee reviewed the group of 17 companies and determined to eliminate four of the companies for various reasons, including the nature of their business operations.  The committee then compared the remaining 13 companies against the comparator group used in establishing compensation for 2007.  After giving effect to mergers and acquisitions, the comparator group of 13 companies was substantially similar to the comparator group used in the prior year.

The committee approved the following companies for inclusion in the 2008 comparator group:

• Belo Corp.
• Dow Jones & Company, Inc.
• Gannett Co., Inc.
• Lee Enterprises, Inc.
• The McClatchy Company
• Media General, Inc.
• Meredith Corporation
• The New York Times Company
• PRIMEDIA Inc.
• R.H. Donnelley Corporation
• Valassis Communications, Inc.
• Tribune Company
• The Washington Post Company

2008 Compensation Program

In December 2007 and January 2008, the committee reviewed compensation data from the comparator group, supplemented by data extracted from the most relevant executive compensation surveys available, in order to evaluate proposed base salary changes and incentive award opportunities for 2008.  The committee’s primary objectives were to align pay with performance and to establish a compensation program that was more heavily oriented toward short- and long-term incentive compensation.

Based on this analysis, the committee concluded that the 2007 total compensation opportunity approximated the 50th percentile of the 2008 comparator group.  As to individual components, base salaries were found to be below the 50th percentile, while performance-based incentives, as a percent of salary, were at approximately the 75th percentile.  Performance-based incentives, in dollars, however, were found to be below the 75th percentile because of the lower base salaries.  As a result of this analysis, the committee determined that the 2008 total compensation opportunity should remain generally consistent with the 2007 total compensation opportunity in terms of targeted percentiles, with certain adjustments to be made to base salaries to more closely approximate the 50th percentile of the 2008 comparator group.

In allocating total compensation opportunities between base salary and incentive opportunities, the committee set base salaries near the 50th percentile of the 2008 comparator group and provided performance-based incentive compensation, as a percent of base salary, at approximately the 75th percentile of the 2008 comparator group for similar executive positions.  The combination of base salary and performance-based incentive compensation opportunities was intended to result in a total compensation opportunity between the 50th and 75th percentiles.  The committee believed this approach was consistent with our pay-for-performance philosophy because base salaries were generally targeted near the median for the comparator group, while total compensation was potentially higher than the median if performance objectives were achieved.

While the committee used market competitiveness as a guideline, it also considered individual performance, changes in responsibilities from the prior year, experience, potential for future contributions, internal pay equity and the current economic conditions impacting our business and industry.  In addition, the committee exercised its judgment regarding the appropriate compensation levels necessary to attract and retain individuals qualified and motivated to lead the company through the current market and industry conditions.

During the second and third quarters of 2008, the company’s newly-appointed chief executive officer engaged in a detailed review of the company’s operations and the roles and responsibilities of each of our executive officers.  At the recommendation of our chief executive officer, the board approved the reorganization of executive officer responsibilities within the sales organization, which resulted in certain of our executive officers assuming additional responsibilities.  In connection with this management reorganization, the committee considered and approved further adjustments to the base salaries of those executive officers whose responsibilities had changed significantly.

In September 2008, at the recommendation of our chief executive officer, the board appointed Samuel D. Jones as our executive vice president, chief financial officer and treasurer and Cody Wilbanks as our executive vice president, general counsel and secretary.  Mr. Jones had served as acting chief financial officer and treasurer since November 2007 and Mr. Wilbanks had served as acting general counsel since April 1, 2008.  The committee approved increases in the base salaries and short- and long-term incentive opportunities for Mr. Jones and Mr. Wilbanks, effective as of January 1, 2008 and April 1, 2008, respectively.  The committee determined to make the compensation changes for Mr. Jones effective as of January 1, 2008 because he had been serving as acting chief financial officer and treasurer during 2008.  The committee determined to make the compensation changes for Mr. Wilbanks effective as of April 1, 2008 because he had been serving as acting general counsel since that date.

The compensation decisions made by the committee in September 2008 were based upon market data provided by Exequity, input from the chief executive officer regarding the recent performance of the executive officers and internal pay equity among all executive officers.  In making its decisions, the committee also took into consideration the fact that the additional responsibilities assumed by certain of the executive officers were performed previously by members of senior management who were no longer with the company and whose positions had been eliminated.  This consolidation of responsibilities is expected to reduce the company’s future executive compensation expense related to these functions.  Further, the total compensation opportunities for certain of these executive officers were less than those made available to their respective predecessors, which also is expected to reduce the company’s executive compensation expense in the future.

Base Salary

Base salaries provide executives with a predictable level of income.  The committee reviews base salaries of our executive officers on an annual basis.  Any changes in base salary are generally effective at or near the beginning of the year.  During the committee’s review of base salaries for executive officers for 2008, the committee primarily considered market data provided by the committee’s advisor, individual responsibilities, performance and experience of the executive officer, recommendations made by our chief executive officer and internal pay equity among all of our executive officers.

Based on its review, the committee increased the base salaries of the executive officers for 2008.  The committee considered the mix of each executive officer’s total compensation opportunity.  The increases were generally consistent with the committee’s decision to set base salaries near the 50th percentile of the comparator group.

The following table sets forth the base salaries for 2007 and 2008 for our named executive officers who received base salary increases in 2008.

Name	2007 Base Salary	2008 Base Salary
Scott W. Klein (1) Chief Executive Officer	N/A	$1,000,000

Samuel D. Jones (2) Executive Vice President, Chief Financial Officer and Treasurer	$240,000	325,000

Frank P. Gatto (3) Executive Vice President – Operations	307,400	385,000

Scott B. Laver Executive Vice President – Central	304,300	425,000

Georgia R. Scaife (4) Executive Vice President – Human Resources and Employee Administration	270,000	325,000

Cody Wilbanks (5) Executive Vice President, General Counsel and Secretary	193,800	325,000

(1)          Mr. Klein was appointed chief executive officer of the company effective May 30, 2008.

(2)          Mr. Jones was appointed executive vice president, chief financial officer and treasurer of the company effective September 1, 2008.  His annual base salary was increased to $325,000, effective January 1, 2008.  Mr. Jones had been serving as acting chief financial officer and treasurer since November 26, 2007.

(3)          Mr. Gatto’s annual base salary was set at $350,000 effective January 1, 2008, and increased to $385,000 effective September 1, 2008 in connection with an increase in his responsibilities.

(4)          Ms. Scaife’s annual base salary was set at $295,000 effective January 1, 2008, and increased to $325,000 effective September 1, 2008 in connection with an increase in her responsibilities.

(5)          Mr. Wilbanks was appointed executive vice president, general counsel and secretary of the company effective September 1, 2008.  His annual base salary was increased to $325,000, effective April 1, 2008, the date on which Mr. Wilbanks began serving as acting general counsel.

Short-Term Incentive Compensation

In March 2008, the committee approved target awards under the short-term incentive plan for each named executive officer, other than our chief executive officer.  The target award for our chief executive officer for 2008 was established in May 2008 in connection with the negotiation of his employment agreement.  The target awards were set at a percentage of base salary.  The awards were subject to the company achieving levels of performance for the following metrics:

•                  Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  The committee selected this metric because it provides a measure of the company’s performance and ability to service debt and reinvest in growth initiatives.  The committee also believed EBITDA to be a strong indicator of the company’s cash flow.  The committee believed this metric to be important given the company’s level of indebtedness following the spin-off in 2006.  EBITDA is a non-GAAP measure.  The committee calculated EBITDA by adding GAAP depreciation and amortization to GAAP operating income.  The committee also added the costs of stock-based compensation related to the one-time restricted stock awards granted in 2007 and added separation costs related to the spin-off.  The committee retained discretion to adjust EBITDA for unusual or one-time items.

•                  Print Published Revenue.  The committee selected this metric because it is useful for evaluating the company’s performance in its print business, which is its largest and most profitable business.  Print published revenue represents the total revenue value of directories published that will be amortized over the life of the directories, which is typically 12 months.

•                  Internet Revenue.  The committee selected this metric because it is useful for evaluating the company’s performance in its Internet business, which the committee considers a growth engine for the company and important to the long-term success of the company.

The metrics established by the committee for the 2008 short-term incentive award were unchanged from those established by the committee for 2007.  The committee also set minimum, target and maximum levels of performance for each metric.  The company’s performance against each of these metrics was weighted to provide an overall, percentage-based measure of performance.  Consistent with 2007, the committee decided that the performance metrics should be weighted 50% for EBITDA and 50% for the revenue metrics to balance the company’s focus on revenue growth and cash flows to service debt and other initiatives.  For the revenue metrics, the committee assigned a 25% weighting to the print published revenue metric and a 25% weighting to the Internet revenue metric.  This weighting of the revenue metrics was a change from 2007 in which the print published revenue metric was weighted 35% and the Internet revenue metric was weighted 15%.  The committee determined to assign equal weightings to the print and Internet revenue metrics in 2008 to reflect the company’s focus on growing its Internet business.

The following table sets forth the potential short-term incentive award payout as a percentage of the executive officer’s target short-term incentive award based on the company’s combined measure of performance as a percentage of target performance.

Actual Performance as a percentage of Target Performance	Short-Term Incentive Payout as a percentage of Target Award
90%	25%
91%	30%
92%	35%
93%	40%
94%	45%
95%	50%
96%	60%
97%	70%
98%	80%
99%	90%
100%	100%
101%	108%
102%	116%
103%	124%
104%	132%
105%	140%
112.5%	200%

If the combined measure of performance was below 90% achievement, no awards were payable.  The maximum award payable was equal to 200% of an executive officer’s target award.

The following table sets forth the threshold, target and maximum levels of performance, the weights of each performance metric and performance attained for each of these metrics in 2008.

		Performance Goals			Performance Attained
Performance Metrics	Weight	Threshold	Target	Maximum	Actual	As Adjusted
		($ in millions)
EBITDA	50%	$1,249	$1,388	$1,562	$1,283	$1,294
Print Published Revenue	25%	2,341	2,601	2,926	2,436	2,436
Internet Revenue	25%	306	340	383	300	300

Based on 2008 performance, as adjusted and approved by the committee, the weighted overall achievement of the performance metrics was approximately 92.1%.  As a result, the award payable to each executive officer was equal to approximately 35.5% of his or her target award.

In approving the payouts to the named executive officers, the committee had the authority to apply discretion to the amounts that otherwise would have been payable based on the company’s actual performance in 2008.  The committee exercised this discretion by adjusting actual EBITDA performance results to eliminate the financial impact associated with unusual items that the committee believed were inconsistent with the objectives intended to be promoted by the short-term incentive award program and that would have unfairly increased or decreased award payouts based solely on actual performance results.  These items included a contract settlement with a former reseller of our advertising, benefit-related matters, executive relocation and pension settlement gains.  The net effect of eliminating these items was an $11.1 million dollar increase in the EBITDA performance metric.  If the committee had not exercised its discretion, the weighted overall achievement of the performance metrics would have been 91.7% and the award payable to each executive officer would have been equal to 33.5% of his or her target award.  The amounts paid to the named executive officers under the short-term incentive plan are shown in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column on page 24.

The following table sets forth the target awards and actual payouts based on performance achieved under the short-term incentive plan, as a percentage of base salary, for each of our named executive officers that had an opportunity to earn a short-term incentive award in 2008.

Name	Target Short-Term Incentive Award (% of base salary)	Actual Payout (% of base salary)
Scott W. Klein (1)	100%	50.0%
Samuel D. Jones	80%	28.4%
Frank P. Gatto	80%	28.4%
Scott B. Laver	80%	28.4%
Georgia R. Scaife	80%	28.4%
Cody Wilbanks	80%	28.4%

(1)

Mr. Klein’s short-term incentive award for 2008 was based on achievement of the same performance metrics and goals applicable to the other named executive officers. However, under the terms of his employment agreement, Mr. Klein was entitled to a minimum short-term incentive payout for 2008 of $500,000, regardless of the level achievement of these performance metrics and goals.

Long-Term Equity-Based Compensation

2008 Annual Long-Term Incentive Opportunity

The committee believes generally that equity awards should provide a payout only if long-term performance goals are achieved.  In March 2008, the committee changed the mix of equity awards granted under the company’s annual long-term incentive award program by granting a combination of performance share units and restricted stock.  The performance share units will vest based on achievement of pre-determined performance metrics and goals.  The shares of restricted stock will be time-vested.  Upon vesting, each performance share unit will be settled with one share of company common stock.  The committee determined to change the mix of equity awards to continue to align employee interests with those of our stockholders and to further enhance employee retention.

The committee determined that our executive officers would receive a target long-term incentive award for 2008 consisting of 70% performance share units and 30% restricted stock.  The committee believed that this allocation emphasized its commitment to providing a payout only if long-term performance goals are achieved, while incorporating a retention aspect.

Each executive officer was granted a target number of performance share units and shares of restricted stock.  The target number was determined by (a) multiplying each executive officer’s base salary by a target long-term incentive award percentage, and (b) dividing the product by the average closing price of the company’s common stock over the 20 trading day period immediately following the company’s release of earnings for the year ended December 31, 2007.  The committee determined to use an average closing stock price to eliminate any potential advantage or disadvantage in achieving performance targets that may result from using the closing price on a single trading day at the beginning of the performance measurement period.  After the target number was determined, 70% was allocated to performance share units and 30% to restricted stock.

Our chief executive officer is entitled to a target long-term incentive award percentage of 300% pursuant to the terms of his employment agreement.  In establishing the award percentages for each of our other named executive officers, the committee, with the advice of Exequity, compared the total compensation opportunity of each executive officer to that offered to similar executive positions in the 2008 comparator group, as well as the long-term equity-based compensation offered as part of the total compensation opportunity.  The target awards were generally consistent with the committee’s decision to set incentive awards at approximately the 75th percentile of the 2008 comparator group.

Consistent with the objectives described above and advice received from Exequity, the committee determined that the company’s total stockholder return should be used as the performance metric for the performance share units granted in 2008.  Total stockholder return (“TSR”) is a non-GAAP measure and is based on the change in the company’s closing stock price over a three-year performance period.  The actual number of performance share units vested at the end of the performance period will be based on the company’s TSR as ranked against the TSR of the companies comprising the S&P Midcap 400 and as compared to the TSR of R.H. Donnelley over the three-year performance period.  The performance period began on March 8, 2008 (the last day of the 20 trading day period described above) and will end on the 20th trading day following the date on which the company releases earnings for the year ending December 31, 2010.  The company’s TSR as ranked against the TSR of the S&P Midcap 400 companies and as compared to the TSR of R.H. Donnelley is weighted 80% and 20%, respectively.  The committee included R.H. Donnelley because this company was considered the most comparable publicly traded company in terms of business, business model, revenue and market capitalization.

The table below sets forth the potential payout of performance share units based on the company’s TSR as ranked against the S&P Midcap 400 companies and as compared to the TSR of R.H. Donnelley.

Benchmarks	Performance Targets	Long-Term Incentive Percentage Payout	Long-Term Incentive Weighting
S&P Midcap 400	Below 30th percentile	0%	80%

	30th percentile or above (but below the 50th percentile)	50% – 99%

	50th percentile or above (but below the 80th percentile)	100% – 199%

	80th percentile or above	200%

R.H. Donnelley	Below 75%	0%	20%

	75% or above (but below 100%)	50% – 99%

	100% or above (but below 125%)	100% – 199%

	125% or above	200%

The shares of restricted stock granted as part of the 2008 long-term incentive award will vest in two equal installments on December 31, 2009 and December 31, 2010.  The committee determined that the retention value of the 2008 long-term incentive award would be enhanced if one-half of the restricted stock vested on December 31, 2009, rather than at or near the end of the three-year performance period applicable to the performance share units.

The following table sets forth the target long-term incentive award as a percentage of base salary for our named executive officers that had an opportunity to earn a long-term incentive award in 2008, the target number of performance share units and number of shares of restricted stock granted to these named executive officers and the aggregate value of the awards based on the company’s closing stock price on the date the awards were approved by the committee.

Name	Target Long-Term Incentive Award Percentage (% of base salary)	Target Number of Performance Share Units Granted (1)	Number of Shares of Restricted Stock Granted (1)	Aggregate Value
Scott W. Klein	300%	311,705	133,588	$1,750,000
Samuel D. Jones	175%	379,167	162,500	568,750
Frank P. Gatto	175%	59,549	25,521	612,500
Scott B. Laver	175%	72,309	30,990	743,750
Georgia R. Scaife	175%	152,202	65,230	455,083
Cody Wilbanks	175%	288,741	123,746	471,473

(1)

Except as described below, the number of performance share units and shares of restricted stock granted was calculated using the base salary and target long-term incentive award percentage approved by the committee in the first quarter of 2008 for each executive officer, and a stock price of $7.20, which was the 20 trading day average closing price of the company’s stock on March 8, 2008.

•

For Mr. Klein, the number of units and shares granted was calculated using his base salary and target award percentage approved by the committee in May 2008 and a stock price of $3.93, which was the closing price of the company’s stock on the first trading day of the month following the date he commenced employment with the company. Mr. Klein’s award was pro-rated for the number of days he was employed by the company in 2008; and

•

The target award percentages approved by the committee in the first quarter of 2008 for Mr. Jones, Ms. Scaife and Mr. Wilbanks were 135%, 135% and 90%, respectively. In September 2008, the committee increased their respective target award percentages to 175% and granted additional performance share units and shares of restricted stock to give effect to the change in the target awards. The additional units and shares were calculated using a stock price of $1.05, which was the closing price of the company’s stock on the first trading day of the month following the date on which their compensation was adjusted.

Other Benefits and Perquisites

Our executive officers are eligible to participate in various benefit plans available generally to our employees.  Under these plans, all employees are entitled to health, dental, vision, term life insurance and disability coverage.  All employees, including our executive officers, are also entitled to vacation, sick leave and other paid holidays.  Former employees of Verizon’s directories business and employees with at least 13½ years of service as of June 30, 2006 are also entitled to post-retirement medical benefits.  We assumed this obligation to provide post-retirement medical benefits from Verizon in connection with the spin-off in 2006.  The committee believes that the company’s commitment to provide these benefits demonstrates the company’s recognition that the health and well-being of our employees contribute directly to a productive and successful work life that enhances results for the company and our stockholders.

The executive officers also receive the following benefits and perquisites:

•	physical examinations;

•	financial planning resources, services and assistance; and

•	flexible allowances.

The company also reimburses a portion of the premiums associated with whole life insurance policies for three of our executive officers who received this benefit as Verizon employees prior to the spin-off in 2006.  In addition, the company provides these executive officers with payments for taxes owed by the executives as a result of the premiums reimbursed by the company.  This benefit was provided by Verizon prior to the spin-off in 2006.  For 2008, the committee decided to continue to provide this perquisite only to those executive officers who received this benefit from Verizon prior to the spin-off.  The committee will periodically consider whether to continue this benefit.

The committee approved the flexible allowance for executives in lieu of other perquisites customarily provided by other companies, such as car allowances and club dues.

These additional benefits and perquisites are generally consistent with the benefits and perquisites provided to executive officers by Verizon prior to the spin-off.  For additional information regarding perquisites provided by the company, see the “Executive Compensation—Summary Compensation Table—All Other Compensation” discussion beginning on page 26.

Savings Plan

Our executive officers and other employees are eligible to participate in the Idearc Savings Plan for Management Employees.  Participants can elect to contribute to this plan on a pre-tax or post-tax basis and receive a company matching contribution of up to 6% of eligible compensation, which includes base salary and annual short-term incentive, subject to applicable IRS limitations.  Management employees are eligible for an additional company matching contribution under the plan of up to 3% of eligible compensation if performance criteria, established by the committee, are met.  For 2008, a performance-based matching contribution of 1.0% was made based on the company’s weighted attainment of 92.1% of the performance measures established with respect to the short-term incentive plan awards for 2008.

Pension Plans

In connection with the spin-off, Verizon transferred to the company certain pension assets and liabilities related to our employees, including our executive officers.  The benefit obligations are now provided under company pension plans.  These plans do not accept new participants or provide existing participants with additional years of service credit other than for determining retirement eligibility.  For a description of these plans and the benefits payable to the named executive officers, see “Executive Compensation—2008 Pension Benefits” beginning on page 33.

Potential Benefits and Payments upon Severance and Change in Control

The company provides the executive officers with severance benefits in the event of a termination of employment without cause or in connection with a change in control of the company.  These benefits are provided to our chief executive officer pursuant to his employment agreement.  For our other executive officers, these benefits are provided pursuant to the company’s executive transition plan.  The severance benefits are intended to assist the company in attracting and retaining talented executives.  In addition, the change in control severance benefits are intended to (a) ensure that our executives are able, as a practical matter, to evaluate any potential change in control transaction objectively, (b) encourage executives to remain employed by the company in the event a change in control becomes a real possibility and (c) protect the company’s interests through restrictive post-employment covenants, including noncompetition and nonsolicitation.  For additional information, see “Executive Compensation—Potential Payments Upon Termination or Change in Control” beginning on page 35.

Stock Ownership Guidelines

In April 2007, the committee adopted stock ownership guidelines for senior management, including our executive officers, to align the interests of these employees with those of our stockholders and to strengthen the company’s commitment to sound corporate governance.

The number of shares an executive officer is required to own is determined by (a) multiplying his or her base salary in effect on January 31, 2007 (or, if later, the date of hire) by the applicable ownership multiple for the executive officer, and (b) dividing the product by the company’s closing stock price on January 31, 2007.  The number of shares is then rounded up to the nearest 1,000 shares.  Each of the current executive officers is expected to attain ownership of the required number of shares before January 31, 2012 (for Mr. Klein, May 30, 2013) and maintain ownership of at least this number of shares while they hold office or until the committee changes the ownership guidelines.  Individuals who become subject to the guidelines in the future will have five years to attain the required number of shares.

The applicable multiple is generally determined by an officer’s title as shown in the table below.

Position	Multiple of Base Salary
Chief Executive Officer	4x
Executive Vice Presidents	3x
Senior Vice Presidents	2x
Vice Presidents	1x

Until an executive officer meets the required stock ownership guideline, he or she is required to retain at least 75% of the shares earned under the company’s compensation plans, other than shares sold to satisfy withholding tax obligations.

If an executive officer does not meet the required stock ownership guideline within the permitted time period or subsequently falls below the guideline, he or she will not be eligible to participate in any company equity-based compensation programs for the year in which this circumstance occurs and in any subsequent year during which the circumstance continues.

Under our stock ownership guidelines, the following shares are counted:

•      shares owned outright by the executive officer or his or her immediate family members residing in the same household;

•      shares held in the company’s savings plan; and

•      shares of restricted stock granted as part of an executive officer’s compensation, whether or not vested.

The following table sets forth the applicable stock ownership guideline for and the number of shares held by each of the named executive officers employed by the company as of March 20, 2009.

Name	Stock Ownership Guideline	Number of Shares Held
Scott W. Klein	123,381	369,646
Samuel D. Jones	19,000	179,792
Frank P. Gatto	29,000	150,288
Scott B. Laver	29,000	68,572
Georgia R. Scaife	25,000	82,537
Cody Wilbanks	18,000	141,677

In connection with any restructuring, all equity incentive plans, equity ownership plans or other equity-based plans will likely be terminated and all equity owned under such plans will likely be cancelled.  Our restructuring efforts will provide for a new equity incentive plan under which new equity rights may be granted.  After the completion of the company’s capital restructuring, the board intends to establish new stock ownership guidelines for senior management.

Impact of Regulatory Compliance

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation the company may deduct for federal income tax purposes in any one year with respect to the chief executive officer and the next four most highly compensated officers (excluding the principal financial officer) who were serving as executive officers as of the last day of the applicable year.  Performance-based compensation that meets certain requirements is, however, excluded from this limitation.

In reviewing our executive compensation program, the committee considers the anticipated tax treatment to the company and our executive officers of various payments and benefits.  However, the deductibility of certain compensation payments depends upon the timing of an executive’s vesting or exercise of previously granted awards, as well as interpretations and changes in the tax laws and other factors beyond the committee’s control.  For these and other reasons, including the need to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the committee will not necessarily, or in all circumstances, limit executive compensation to that which is deductible under Section 162(m) and has not adopted a policy requiring that all compensation be deductible.

The committee will also consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its other compensation objectives and otherwise reasonably practicable.  The committee may establish annual performance criteria in an effort to ensure deductibility of the cash and restricted stock awards made under the long term incentive plan.  Base salary does not qualify as performance-based compensation under Section 162(m).  The company expects that all compensation paid to the named executive officers in 2008, other than to our chief executive officer, will be deductible by the company.

Taxation of Nonqualified Deferred Compensation

To the extent the committee permits executives to defer compensation or commits to deliver compensation at a later date then when earned and vested, the committee will take efforts to ensure that the requirements of Section 409A of the Internal Revenue Code are satisfied.  Failure to satisfy the Section 409A requirements could subject the executive officers receiving nonqualified deferred compensation to a 20% excise tax.

2009 Executive Compensation Decisions

As previously disclosed, we are currently in the process of evaluating various options for restructuring our capitalization and debt service obligations.  We believe that any restructuring would likely result in holders of common stock of the company receiving little or no value for their current holdings.  Accordingly, long-term equity incentive awards currently outstanding are expected to have little or no value.  Under any restructuring, all current equity incentive plans, equity ownership plans or other equity-based plans will likely be terminated and all equity owned under such plans will likely be cancelled.  During and following any restructuring, the committee intends to work with its advisor and company management to establish an appropriate long-term incentive program for 2009 under which new equity rights may be granted.

2009 Short-Term Incentive Compensation Target Awards and Performance Measures

In the first quarter of 2009, the committee recommended to the board for approval and the board approved target awards and performance metrics under the short term incentive plan for the executive officers.  The target awards were set as a percentage of base salary.  The awards were subject to the company achieving levels of performance for the opportunity incentive component and the annual incentive component.

Opportunity Incentive Component

Awards for the opportunity incentive component of the 2009 short term incentive award will be measured by the attainment of short term targets related to multi-product revenue as of June 30, 2009, digital directory implementation, and implementation of specific technology initiatives and media consultant and mobility initiatives.  We believe that these initiatives are critical to the company’s business transformation model.  With respect to the multi-product revenue performance target, if that figure is not achieved at June 30, 2009, then no portion of the opportunity incentive component of the 2009 short term incentive award will be paid out.  Achievement of 100% of the multi-product revenue performance target and the achievement of the related strategic initiatives discussed above would result in payment of a target opportunity incentive component of the 2009 short term incentive award based on a percentage of the applicable executive officer’s base salary, which is up to 29.26% for the chief executive officer and 23.41% for all other named executive officers.  The opportunity incentive component of the 2009 short term incentive award, if achieved, will be paid in cash during the third quarter of 2009.

Annual Incentive Component

Awards for the annual incentive component of the short term incentive award will be measured by the attainment of short term targets related to print published revenue, internet revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) during the period beginning January 1, 2009 and ending December 31, 2009.  Achievement of 100% of the performance targets would result in payment of the target annual incentive component of the 2009 short term incentive award based on a percentage of the applicable executive officer’s base salary, which is 100% for the chief executive officer and 80% for all other named executive officers.  Achievement of the minimum threshold for payment under the annual incentive component of the short term incentive award would result in a payment equal to 25% of the target 2009 short term incentive award.  The maximum payout under the annual incentive component of the short term incentive award would result in a payment equal to 200% of the target 2009 short term incentive award.  Please see page 16 for a table setting forth in more detail the potential short term incentive award payout as a percentage of the executive officer’s target short term incentive award based on the company’s combined measure of performance as a percentage of target performance.  The annual incentive component of the 2009 short term incentive award, if achieved, will be paid in cash during the first quarter of 2010.  The target awards and performance metrics established by the committee for the annual incentive component of the 2009 short term incentive award are consistent with those established by the committee for 2008.

HUMAN RESOURCES COMMITTEE
REPORT ON EXECUTIVE COMPENSATION

The human resources committee is currently comprised of three directors, Stephen L. Robertson (Chair), Thomas S. Rogers and Paul E. Weaver.  Messrs. Weaver and Rogers were appointed to the human resources committee effective as of April 16, 2008 and December 31, 2008, respectively.  Messrs. Weaver and Rogers did not participate in the decisions described in the Compensation Discussion and Analysis that were made prior to the dates on which they were appointed to the human resources committee, except to the extent these matters were approved by the board of directors.  Donald B. Reed served on the human resources committee until April 2008 when he assumed the roles of chairman of the board and chair of the nominating and corporate governance committee.  Mr. Reed participated in the decisions described in the Compensation Discussion and Analysis.

The human resources committee, together with Mr. Reed, reviewed and discussed the Compensation Discussion and Analysis with management.  Based on this review and discussion, the human resources committee, together with Mr. Reed, recommended to the board that the Compensation Discussion and Analysis be included in this annual report.

Stephen L. Robertson, Chair
Donald B. Reed
Thomas S. Rogers
Paul E. Weaver

EXECUTIVE COMPENSATION

The following executive compensation tables and related information are intended to be read together with the more detailed disclosure regarding our executive compensation program presented under the caption “Compensation Discussion and Analysis” above.

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers.

						Non-Equity	Change in
				Stock	Option	Incentive Plan	Pension	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	Awards (3)	Compensation (4)	Value (5)	Compensation (6)	Total
Scott W. Klein (7)	2008	$580,769	$681,846	$421,800	$133,187	$218,154	—	$1,841,120	$3,876,876
Chief Executive Officer
Samuel D. Jones	2008	334,007	—	314,785	—	92,170	40,503	42,588	824,053
Executive Vice President,	2007	200,308	—	243,693	—	119,340	—	36,220	599,561
Chief Financial Officer and Treasurer
Frank P. Gatto (8)	2008	437,115	—	858,541	—	109,186	$13,711	85,147	1,503,700
Executive Vice President – Operations	2007	307,400	—	724,288	—	188,129	34,035	75,992	1,329,844
	2006	272,800	100,000	—	—	206,646	132,426	64,952	776,824
Scott B. Laver	2008	425,000	—	744,058	—	120,530	3,940	75,209	1,329,844
Executive Vice President – Central	2006	270,000	150,000	—	—	204,525	106,029	50,664	781,218
Georgia R. Scaife	2008	304,808	—	691,278	—	80,871	—	39,616	1,116,573
Executive Vice President – Human
Resources and Employee
Administration
Cody Wilbanks	2008	293,323	—	816,697	—	84,193	—	32,914	1,227,127
Executive Vice President, General
Counsel and Secretary
Former Executive Officers:
Katherine J. Harless (9)	2008	100,000	—	(1,182,915)	—	—	—	3,715,892	2,632,977
Former President and	2007	622,381	—	3,427,328	—	559,406	—	226,736	4,835,851
Chief Executive Officer	2006	483,000	400,000	—	—	556,959	174,053	166,833	1,780,845
John J. Mueller (10)	2008	26,342	—	—	—	—	—	254,809	281,151
Former Chief Executive Officer

(1)                  Bonus in 2008 to Mr. Klein consists of (a) a signing bonus of $400,000 paid in connection with the commencement of his employment in May 2008, and (b) a year-end bonus of $281,846, which, together with his short-term incentive award payment for 2008 of $218,154, represents his minimum short-term incentive payment for 2008 of $500,000 in accordance with the terms of his employment agreement.  Bonuses paid to other named executive officers in 2006 represent one-time awards for extraordinary efforts in connection with the company’s spin-off from Verizon in 2006.

(2)                  Represents the accounting expense recognized by the company in 2008 for stock awards granted to our named executive officers in 2008 and prior years.  The dollar amounts were computed in accordance with Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (“FAS 123R”), as required by SEC regulations, and do not reflect the actual value that may be realized by the named executive officers.  This accounting expense includes:

•                  approximately one-third of the grant date fair value of the restricted stock awards granted in January 2007 (for Ms. Harless, pro-rated for the number of days she was employed by the company in 2008).  These awards vest in three equal annual installments beginning on the first anniversary of the grant date.  The grant date fair value of this award was $29.32 per share;

•                  the grant date fair value of the performance share units and restricted stock awarded as part of the company’s 2008 long-term incentive program, pro-rated for the number of days outstanding in 2008 (for Mr. Gatto, Ms. Scaife and Mr. Wilbanks, the full grant date fair value was expensed because all are retirement eligible and, if they were to retire, their awards would fully vest, subject to the company satisfying the applicable performance targets related to the performance share units).  The grant date fair value of these awards was $4.39 and $3.40 per share, respectively (for Mr. Klein, $4.64 and $3.93, respectively).  In connection with their promotions and increases in responsibilities in September 2008, Mr. Jones, Ms. Scaife and Mr. Wilbanks received additional performance share units and restricted stock with a grant date fair value of $1.84 and $1.05, respectively;

•                  for Mr. Jones, Mr. Gatto and Ms. Harless, the negative year-over-year change in the fair value of the performance units granted as part of the company’s 2007 long-term incentive program.  The fair value of each unit decreased from $17.63 at December 31, 2007 to $0.55 at December 31, 2008.  The fair value at December 31, 2008 was determined using a Monte Carlo analysis of the expected award payout.  The negative effect of this change in fair value was as follows:  Mr. Jones $(39,170); Mr. Gatto $(277,165); and Ms. Harless $(1,423,260); and

•                  for Mr. Gatto, the full grant date fair value of the restricted stock award he received in May 2008 for service as our acting chief executive officer.  The full grant date fair value was expensed because Mr. Gatto is retirement eligible and, if he were to retire, his award would fully vest.  The grant date fair value of this award was $4.02 per share.

See note 14 to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a description of the assumptions used in determining the accounting expense associated with these stock awards.

(3)                  Represents the accounting expense recognized by the company in 2008 for the option award granted to our chief executive officer in June 2008.  The dollar amount was computed in accordance with FAS 123R, as required by SEC regulations, and does not reflect the actual value that may be realized by the executive.  This accounting expense includes the grant date fair value of the option award, pro-rated for the number of days outstanding during 2008.  See note 14 to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a description of the assumptions used in determining the accounting expense associated with this option award.

(4)                  Represents cash awards under the company’s short-term incentive plan, as described in “Compensation Discussion and Analysis—Short-Term Incentive Compensation” on page 14.

(5)                  Represents the year-to-year increase in pension value for each of the named executive officers that participates in the company’s pension plans.  The pension value decreased for Ms. Scaife by $63,237 and for Mr. Wilbanks by $17,722.  During 2008, Ms. Harless received a distribution equal to her full accumulated benefit under the company’s pension plans.  Mr. Klein does not, and Mr. Mueller did not, participate in the company’s pension plan.  See “2008 Pension Benefits” on page 33 for additional information.

(6)                  Includes compensation as described under “All Other Compensation” below.

(7)                  Mr. Klein was appointed chief executive officer of the company effective May 30, 2008.

(8)                  Mr. Gatto served as acting chief executive officer from February 26, 2008 to May 30, 2008.  For his service as acting chief executive officer, Mr. Gatto received an additional $25,000 in monthly base salary and a special award of restricted stock.

(9)                  Ms. Harless served as president and chief executive officer of the company until February 16, 2008.

(10)            Mr. Mueller served as chief executive officer of the company from February 16, 2008 to February 26, 2008.  Prior to his appointment as chief executive officer, Mr. Mueller served as a non-management director.  Mr. Mueller’s compensation for service as a non-management director during 2008 is described under “All Other Compensation” below.

All Other Compensation

The table below sets forth the components of compensation for 2008 included in the “All Other Compensation” column in the Summary Compensation Table above.

Name	Flexible Allowance	Company Contributions to Savings Plan	Life Insurance Premiums	Life Insurance Tax Payments (1)	Financial Planning	Physical Examination	Relocation Benefits		Other		Total
Scott W. Klein	$15,400	$17,909	—	—	$—	$—	$1,780,688	(2)	$27,123	(3)	$1,841,120
Samuel D. Jones	15,600	15,828	—	—	11,160	—	—		—		42,588
Frank P. Gatto	15,600	15,565	$24,988	$14,332	12,380	2,282	—		—		85,147
Scott B. Laver	15,600	15,823	27,826	15,960	—	—	—		—		75,209
Georgia R. Scaife	9,200	15,816	—	—	12,380	2,220	—		—		39,616
Cody Wilbanks	11,700	14,642	—	—	3,095	3,477	—		—		32,914
Former Executive Officers:
Katherine J. Harless	4,800	7,000	—	—	—	—	—		3,704,092	(4)	3,715,892
John J. Mueller	—	—	—	—	—	—	—		254,809	(5)	254,809

(1)                  Represents tax gross-up payments associated with the portion of the premiums paid by the executives and reimbursed by the company for whole life insurance policies.

(2)                  Represents relocation benefits provided to Mr. Klein, including (a) $47,309 associated with the sale of his Chicago residence; (b) $1,051,812 representing the difference between the appraised value of his Chicago residence and his cost basis in the residence; (c) $50,320 associated with the purchase of his Dallas residence; (d) $86,247 for relocation and moving expenses; and (e) approximately $545,000 in tax gross-up payments associated with his relocation benefits.

(3)                  Represents reimbursement of legal fees related to the negotiation of Mr. Klein’s employment agreement.

(4)                  Represents severance compensation to Ms. Harless pursuant to the company’s executive transition plan in connection with the involuntary termination of her employment.  This compensation includes (a) a $2,762,500 cash payment representing two times the sum of her base salary plus her 2008 target short-term incentive opportunity; (b) a $105,891 cash payment representing a pro-rata portion of her 2008 target short-term incentive opportunity; (c) $607,863, representing the present value of the premiums resulting from her continuing participation in the executive whole life insurance program, and (d) $227,838, representing the value of certain other continuing benefits and perquisites.  For additional information, see “Potential Payments Upon Termination or Change in Control—Former Executive Officers—Former President and Chief Executive Officer.”

(5)                  Represents the value of benefits received by Mr. Mueller in connection with his resignation and compensation earned in his capacity as a non-management director.  Benefits include (a) $209,245, representing the present value of health and welfare benefits to be provided to Mr. Mueller and his spouse and dependents until he reaches the age of 65, and (b) $2,563 representing the tax gross-up paid to Mr. Mueller for health and welfare benefit payments made on his behalf during 2008.  Non-management director compensation includes $32,500 of fees paid in cash and $10,501 in restricted stock awards.  The dollar amount for restricted stock represents the accounting expense recognized by the company in 2008 computed in accordance with FAS 123R and does not reflect the actual value that may be realized by Mr. Mueller.

2008 Grants of Plan-Based Awards

The table below sets forth information about plan-based awards granted to our named executive officers during 2008 under the company’s equity incentive plans.  In this table, the short-term incentive award is abbreviated as “STI” and long-term equity incentive awards are abbreviated as “PSU” for performance share units, “RSA” for restricted stock awards and “SOA” for stock option awards.  All long-term equity incentive awards were granted under the company’s 2008 incentive compensation plan, except for the restricted stock award granted to Mr. Gatto in May 2008, which was granted under the company’s long term incentive plan adopted in 2006.

										All Other	All Other
										Stock	Stock
										Awards:	Awards:	Exercise or	Grant Date
		Board/		Estimated Future			Estimated Future			Number of	Number of	Base Price	Fair Value of
		Committee		Payouts Under Non-Equity			Payouts Under Equity			Shares of	Securities	of Option	Stock and
	Award	Action	Grant	Incentive Plan Awards (1)			Incentive Plan Awards (2)			Stock	Underlying	Awards	Option
Name	Type	Date	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units (3)	Options (4)	($/Sh)	Awards (5)
Scott W. Klein	STI	5/16/08	5/30/08	$153,846	$615,385	$1,230,769	—	—	—	—	—	—	—
	PSU	5/16/08	5/30/08	—	—	—	155,853	311,705	623,410	—	—	—	$1,446,311
	RSA	5/16/08	5/30/08	—	—	—	—	—	—	133,588	—	—	525,001
	SOA	5/16/08	6/2/08	—	—	—	—	—	—	—	250,000	$3.93	687,500
Samuel D. Jones	STI	3/21/08	5/1/08	65,000	260,000	520,000	—	—	—	—	—	—	—
	PSU	3/10/08	5/1/08	—	—	—	15,750	31,500	63,000	—	—	—	138,285
	PSU	9/2/08	10/1/08	—	—	—	173,834	347,667	695,334	—	—	—	639,707
							189,584	379,167	758,334				777,992
	RSA	3/10/08	5/1/08	—	—	—	—	—	—	13,500	—	—	45,900
	RSA	9/2/08	10/1/08	—	—	—	—	—	—	149,000	—	—	156,450
										162,500			202,350
Frank P. Gatto	STI	3/21/08	5/1/08	77,000	308,000	616,000	—	—	—	—	—	—	—
	PSU	3/10/08	5/1/08	—	—	—	29,775	59,549	119,098	—	—	—	261,420
	RSA	3/10/08	5/1/08	—	—	—	—	—	—	25,521	—	—	86,771
	RSA	5/16/08	5/30/08	—	—	—	—	—	—	87,065	—	—	350,001
Scott B. Laver	STI	3/21/08	5/1/08	85,000	340,000	680,000	—	—	—	—	—	—	—
	PSU	3/10/08	5/1/08	—	—	—	36,155	72,309	144,618	—	—	—	317,437
	RSA	3/10/08	5/1/08	—	—	—	—	—	—	30,990	—	—	105,366
Georgia R. Scaife	STI	3/21/08	5/1/08	57,029	228,118	456,235	—	—	—	—	—	—	—
	PSU	3/10/08	5/1/08	—	—	—	19,360	38,719	77,438	—	—	—	169,976
	PSU	9/2/08	10/1/08	—	—	—	56,742	113,483	226,966	—	—	—	208,809
							76,102	152,202	304,404				378,785
	RSA	3/10/08	5/1/08	—	—	—	—	—	—	16,594	—	—	56,420
	RSA	9/2/08	10/1/08	—	—	—	—	—	—	48,636	—	—	51,068
										65,230			107,488
Cody Wilbanks	STI	3/21/08	5/1/08	59,378	237,510	475,020	—	—	—	—	—	—	—
	PSU	3/10/08	5/1/08	—	—	—	8,733	17,465	34,930	—	—	—	76,671
	PSU	9/2/08	10/1/08	—	—	—	135,638	271,276	542,552	—	—	—	499,148
							144,371	288,741	577,482				575,819
	RSA	3/10/08	5/1/08	—	—	—	—	—	—	7,485	—	—	25,449
	RSA	9/2/08	10/1/08	—	—	—	—	—	—	116,261	—	—	122,074
										123,746			147,523
Former Executive Officers:
Katherine J. Harless	—	—	—	—	—	—	—	—	—	—	—	—	—
John J. Mueller	—	—	—	—	—	—	—	—	—	—	—	—	—

(1)          Represents the potential payout for awards granted under the company’s short-term incentive plan.  These awards were subject to the attainment of certain performance targets.  The performance targets and target award multiples for determining the payout are described under “Compensation Discussion and Analysis—Short-Term Incentive Compensation” on page 14.  Actual amounts paid under the plan to the named executive officers are reported in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column on page 24.  In accordance with the terms of the company’s short-term incentive plan, the potential payout for Mr. Klein was pro-rated for the number of days he was employed by the company in 2008.  Under the terms of his employment agreement, Mr. Klein was entitled to a minimum short-term term incentive payment for 2008 of $500,000.

(2)          Represents the potential number of performance share units payable under the company’s long-term incentive program for 2008.  The number of performance share units paid at the end of the performance period may vary from the target amount (which is equal to the number of units originally granted) based on the company’s total stockholder return (“TSR”) as ranked against the TSR of certain benchmark companies over the three-year period ending on the 20th trading day following the date on which the company releases earnings for the year ending December 31, 2010.  The TSR performance target and target award multiples are described under “Compensation Discussion and Analysis—Long-Term Equity-Based Compensation—2008 Annual Long-Term Incentive Opportunity” on page 16.  Upon vesting, each performance share unit will be settled for one share of the company’s common stock.

The potential number of units payable to Mr. Klein was pro-rated for the number of days he was employed by the company in 2008.  The potential number of units payable to Mr. Jones, Ms. Scaife and Mr. Wilbanks were increased in October 2008 in connection with their respective promotions and increases in responsibilities.

(3)          Represents the number of shares of restricted stock granted under the company’s long-term incentive program for 2008.  The restricted stock vests in two equal installments on December 31, 2009 and 2010.  The number of shares granted to Mr. Klein was pro-rated for the number of days he was employed by the company in 2008.  The number of shares granted to Mr. Jones, Ms. Scaife and Mr. Wilbanks were increased in October 2008 in connection with their respective promotions and increases in responsibilities.  Mr. Gatto also received a restricted stock award in May 2008 for his service as acting chief executive officer that vests in three equal annual installments beginning on the first anniversary of the grant date.

(4)          Stock options awarded to Mr. Klein vest on May 30, 2011.

(5)          Represents the grant date fair value of each equity incentive award.  The dollar amounts were computed in accordance with FAS 123R, as required by SEC regulations.

CEO Employment Agreement

In May 2008, the company entered into an employment agreement with Mr. Klein in connection with his appointment as our chief executive officer.  The agreement provides for an annual base salary of not less than $1,000,000.  Mr. Klein is entitled to annual short-term and long-term incentive opportunities of at least 100% and 300%, respectively, of his annual base salary.  Under the terms of his employment agreement, he was entitled to receive a short-term incentive payment in 2008 of not less than $500,000.  Under his employment agreement, Mr. Klein also received a cash payment of $400,000 and an option to purchase 250,000 shares of the company’s common stock upon the commencement of his employment.

Under his employment agreement, the company agreed to provide Mr. Klein with certain benefits associated with his relocation from Chicago, Illinois to Dallas, Texas.  In October 2008, the board approved an additional relocation benefit whereby Mr. Klein received approximately $3.78 million for his Chicago residence, which amount represented his approximate cost basis in the home.  The appraised value of the residence at the time this benefit was approved was approximately $2.75 million.  Additionally, the Company agreed to pay the expenses associated with selling Mr. Klein’s Chicago residence, including closing costs and fees of a relocation firm.  The board also authorized the Company to make an additional payment to Mr. Klein to offset the tax liability resulting from the additional relocation benefits.

Under his employment agreement, Mr. Klein is entitled to receive payments and other benefits upon the termination of his employment.  These payments and other benefits are described under “Potential Payments Upon Termination or Change in Control—CEO Employment Agreement” on page 35.  Mr. Klein does not participate in, and is not entitled to receive any payments or other benefits under, the company’s executive transition plan.

Former CEO Employment Agreement

Ms. Harless, our former president and chief executive officer, had an employment agreement with Verizon that we assumed in connection with the spin-off in 2006.  Under her employment agreement, Ms. Harless was entitled to receive payments and other benefits in connection with the involuntary termination of her employment.  Additionally, Ms. Harless participated in the company’s executive transition plan and was entitled under that plan to payments and other benefits in connection with the involuntary termination of her employment, without duplication of any amounts she was entitled to under her employment agreement.  Payments and other benefits paid to Ms. Harless under the transition plan in connection with the involuntary termination of her employment are described under “Potential Payments Upon Termination or Change in Control—Former Executive Officers—Former President and Chief Executive Officer” on page 44.

Outstanding Equity Awards at 2008 Fiscal Year-End*

The following table sets forth the number and value of performance share units, performance units, restricted stock, dividend equivalent restricted stock units and stock options held by each named executive officer that were outstanding as of December 31, 2008.  The value of these awards was calculated based on a price of $0.09 per share, the closing price of the company’s common stock on December 31, 2008.  In accordance with SEC regulations, the values of the performance share units and performance units are based on the number of units payable at the end of the performance period assuming the threshold level of performance is achieved.  However, if the performance period had ended on December 31, 2008, approximately 9.6% of the target number of performance share units would be payable, and no performance units would have been payable.  In this table, awards are abbreviated as “PSU” for performance share unit awards, “PUA” for performance unit awards, “RSA” for restricted stock awards, “RSU” for dividend equivalent restricted stock units, and “SOA” for stock option awards.

			Option Awards				Stock Awards
Name	Grant Date	Award Type	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3) (4)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (3) (4)
Scott W. Klein	5/30/08	PSU	—	—	—	—	—	—	155,853		$14,027
	5/30/08	RSA	—	—	—	—	133,588	$12,023	—		—
	6/2/08	SOA	—	250,000	$3.93	6/2/18	—	—	—		—
Samuel D. Jones	1/9/07	RSA	—	—	—	—	13,984	1,259	—		—
	Various	RSU	—	—	—	—	1,815	164	—		—
	2/15/07	PUA	—	—	—	—	—	—	2,162		195
	5/1/08	PSU	—	—	—	—	—	—	15,750		1,418
	10/1/08	PSU	—	—	—	—	—	—	173,834		15,645
	5/1/08	RSA	—	—	—	—	13,500	1,215
	10/1/08	RSA	—	—	—	—	149,000	13,410	—		—
Frank P. Gatto	1/9/07	RSA	—	—	—	—	29,843	2,686	—		—
	Various	RSU	—	—	—	—	3,875	349	—		—
	2/15/07	PUA	—	—	—	—	—	—	4,373		394
	5/1/08	PSU	—	—	—	—	—	—	29,775		2,680
	5/1/08	RSA	—	—	—	—	25,521	2,297	—		—
	5/30/08	RSA	—	—	—	—	87,065	7,836	—		—
Scott B. Laver	1/9/07	RSA	—	—	—	—	29,843	2,686	—		—
	Various	RSU	—	—	—	—	3,875	349	—		—
	2/15/07	PUA	—	—	—	—	—	—	4,329		390
	5/1/08	PSU	—	—	—	—	—	—	36,155		3,254
	5/1/08	RSA	—	—	—	—	30,990	2,789	—		—
Georgia R. Scaife	1/9/07	RSA	—	—	—	—	13,984	1,259	—		—
	Various	RSU	—	—	—	—	1,815	164	—		—
	2/15/07	PUA	—	—	—	—	—	—	2,963		267
	5/1/08	PSU	—	—	—	—	—	—	19,360		1,742
	10/1/08	PSU	—	—	—	—	—	—	56,742		5,107
	5/1/08	RSA	—	—	—	—	16,594	1,493	—		—
	10/1/08	RSA	—	—	—	—	48,636	4,377	—		—
Cody Wilbanks	1/9/07	RSA	—	—	—	—	6,366	573	—		—
	Various	RSU	—	—	—	—	827	74	—		—
	2/15/07	PUA	—	—	—	—	—	—	1,418		128
	5/1/08	PSU	—	—	—	—	—	—	8,733		786
	10/1/08	PSU	—	—	—	—	—	—	135,638		12,207
	5/1/08	RSA	—	—	—	—	7,485	674	—		—
	10/1/08	RSA	—	—	—	—	116,261	10,463	—		—
Former Executive Officers:
Katherine J. Harless	2/15/07	PUA	—	—	—	—	—	—	22,455	(5)	2,021
John J. Mueller	—	—	—	—	—	—	—	—	—		—

*                 As previously disclosed, we are currently in the process of evaluating various options for restructuring our capitalization and debt service obligations.  We believe that any restructuring would likely result in holders of common stock of the company receiving little or no value for their current holdings.  Accordingly, long-term equity incentive awards currently outstanding are expected to have little or no value.  Pursuant to our restructuring, all current equity incentive plans, equity ownership plans or other equity-based plans will likely be terminated and all equity owned under such plans will likely be cancelled, including outstanding equity awards.

(1)          Stock options held by Mr. Klein will vest on May 30, 2011.

(2)          The restricted stock awards granted in January 2007 vest in two equal installments on January 9, 2009 and 2010.  The restricted stock units shown in the table above were awarded as dividend equivalents on these restricted stock awards, in an amount equal to the dividend that would have been paid on any unvested restricted stock awards as if they were vested, when the company paid a dividend on its common stock.  Each restricted stock unit will be settled for one share of the company’s common stock and is subject to the same vesting, forfeiture and other terms applicable to the corresponding restricted stock award.  In March 2008, the company eliminated the payment of dividends.  The restricted stock awards granted in March 2008 (for Mr. Klein, May 2008) vest in two equal installments on December 31, 2009 and 2010.  The restricted stock award granted to Mr. Gatto in May 2008 vests in three equal annual installments beginning on the first anniversary of the grant date.

(3)          With respect to performance unit awards, represents the number of units to be paid assuming the threshold level of performance is achieved, plus additional units granted as dividend equivalents.  The performance units will vest on December 31, 2009.  The number of units to be paid at this time may vary from the number of units originally granted based on the company’s TSR relative to the TSR of a market benchmark over a three-year period ending December 31, 2009.  If the performance period had ended on December 31, 2008, no performance units would have been payable.  The number of performance units set forth in the table above includes units granted as dividend equivalents as follows:  Mr. Jones (249); Mr. Gatto (503); Mr. Laver (498); Ms. Scaife (341); Mr. Wilbanks (163); and Ms. Harless (2,581).

(4)          With respect to performance share unit awards, represents the number of units to be paid assuming the threshold level of performance is achieved.  The performance share units will vest on December 31, 2010.  The number of units to be paid may vary from the number of units originally granted based on the company’s TSR as ranked against the TSR of certain benchmark companies over a three-year period ending on the 20th trading day following the date on which the company releases earnings for the year ending December 31, 2010.  If the performance period had ended on December 31, 2008, approximately 9.6% of the target number of performance share units would have been payable.

(5)          Under the terms of her award agreement, the performance units held by Ms. Harless vested in connection with the involuntary termination of her employment with the company.  However, the number of performance units payable to Ms. Harless remains subject to the company meeting the TSR target for the performance period ending December 31, 2009.

2008 Option Exercises and Stock Vested*

The following table sets forth information about the vesting of shares of restricted stock (“RSA”) and dividend equivalent restricted stock units (“RSU”) held by our named executive officers during 2008.  No stock options were exercisable during 2008.

			Stock Awards
Name	Grant Date	Award Type	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Scott W. Klein	—	—	—	—
Samuel D. Jones	1/9/07	RSA	6,992	$104,600
	Various	RSU	355	5,311
Frank P. Gatto	1/9/07	RSA	14,922	223,233
	Various	RSU	758	11,340
Scott B. Laver	1/9/07	RSA	14,922	223,233
	Various	RSU	758	11,340
Georgia R. Scaife	1/9/07	RSA	6,992	104,600
	Various	RSU	355	5,311
Cody Wilbanks	1/9/07	RSA	3,184	47,633
	Various	RSU	162	2,424
Former Executive Officers:
Katherine J. Harless (2)	1/9/07	RSA	74,864	1,053,979
	Various	RSU	4,448	57,977
John J. Mueller (3)	2/13/07	RSA	7,451	70,337

*

As previously disclosed, we are currently in the process of evaluating various options for restructuring our capitalization and debt service obligations. We believe that any restructuring would likely result in holders of common stock of the company receiving little or no value for their current holdings. Accordingly, long-term equity incentive awards currently outstanding are expected to have little or no value. Under any restructuring, all current equity incentive plans, equity ownership plans or other equity-based plans will likely be terminated and all equity owned under such plans will likely be cancelled, including outstanding options.

(1)	Represents the number of shares of restricted stock and dividend equivalent restricted stock units vested multiplied by the closing price of the company’s common stock on the applicable vesting date.

(2)

Includes 8,197 shares of restricted stock and 1,064 dividend equivalent restricted stock units that vested on February 22, 2008 in connection with her involuntary termination of employment with the company.

(3)	Represents annual restricted stock award granted in February 2007 as compensation for service as a non-management director.

2008 Pension Benefits

Certain of our named executive officers participate in the Idearc pension plan for management employees (the “management plan”) and the Idearc excess pension plan (the “excess plan”).  These plans provide for benefits that were provided to these named executive officers under Verizon pension plans prior to the spin-off in 2006.  Our management plan does not accept new participants and existing plan participants do not receive credit for additional years of service other than for determining retirement eligibility.  Brief descriptions of the management plan and the excess plan are provided below.

Management Plan

The management plan is a noncontributory, tax-qualified pension plan for salaried employees who previously participated in Verizon pension plans.  Benefits are based on a cash balance formula that provided for pay credits ranging from 4% to 7% of annual eligible pay up to the applicable IRS limit, for each year of pension accrued service.  Participants no longer receive pay credits.  In general, eligible pay included base salary and short-term incentives, exclusive of certain senior management or other incentive compensation, and other similar types of payments.  Participant accounts receive monthly interest credits based upon the prevailing market yields on certain U.S. Treasury obligations.

As part of the transition to a cash balance formula, all participants with at least ten years of service with Verizon as of January 1, 2002, could receive benefits under an alternative benefit formula, referred to as the “highest average pay formula,” if that formula provided a larger benefit than the cash balance formula.  Under this alternative formula, benefits are equal to 1.35% of eligible pay for each year of pension accrued service, based on the highest average annual salary during any five consecutive years of employment, up to the applicable IRS limit.  Each of the named executive officers that participates in the management plan has his or her benefits under the plan calculated under the highest average pay formula.

Benefits under the management plan are payable in a lump sum or an annuity, at the participant’s election.  Lump sum benefits are generally equal to the greater of the participant’s cash balance account or the actuarial value of the highest average pay formula, if applicable.  Annuity benefits are generally equal to the greater of the actuarial value of a participant’s cash balance account or the highest average pay formula, if applicable.

Under the plan, a participant must have 75 points (age plus years of service) with at least 15 years of service to be retirement eligible.  Existing participants may earn additional years of service for the purpose of determining retirement eligibility.  Retirement-eligible participants who retire before the normal retirement age under the plan are entitled to their full, unreduced pension benefit if they have reached age 55 before they retire.  For retirement-eligible participants who retire before reaching age 55, the pension benefit is reduced 3% for each year up to a maximum of 18%.  Of our current named executive officers, only Mr. Gatto, Ms. Scaife and Mr. Wilbanks are retirement eligible.  Ms. Harless was retirement eligible on her last day of employment with the company.

Excess Plan

The excess plan is an unfunded non-qualified plan that provides supplemental retirement benefits to the participating named executive officers and other eligible employees.  The excess plan provides benefits under the same formulas as the management plan, but only with respect to compensation that cannot be taken into account under the management plan because it exceeds the applicable IRS limit.  Benefits under the excess plan are payable in a lump sum and are paid following a participant’s termination of employment.  Benefits under the excess plan may not be paid to the participating named executive officers and other key employees until at least six months following termination of their employment with the company.

Pension Benefits Table

The table below shows the actuarial present value of accumulated benefits and the number of years of service credited under the management plan and the excess plan as of December 31, 2008, as well as payments made to our named executive officers during 2008.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year
Scott W. Klein (3)	—	—	—	—

Samuel D. Jones	Management Plan	25.00	488,993	—
	Excess Plan	25.00	86,224	—

Frank P. Gatto	Management Plan	29.50	1,044,409	—
	Excess Plan	29.50	52,407	—

Scott B. Laver	Management Plan	20.48	649,775	—
	Excess Plan	20.48	40,977	—

Georgia R. Scaife	Management Plan	26.52	936,832	—
	Excess Plan	26.52	36,560	—

Cody Wilbanks	Management Plan	21.00	739,522	—
	Excess Plan	21.00	100,704	—

Former Executive Officers:

Katherine J. Harless	Management Plan	—	—	1,449,370
	Excess Plan	—	—	168,158

John J. Mueller (3)	—	—	—	—

(1)   Equal to the number of years credited service under the applicable legacy Verizon plan prior to the spin-off.  Participants in the management plan and excess plan do not receive credit for additional years of service other than for determining retirement eligibility.

(2)   The present value has been calculated based on the age at which the named executive officer may retire without any reduction in benefits and consistent with the assumptions described in note 12 to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(3)   Mr. Klein does not, and Mr. Mueller did not, participate in the management plan or the excess plan.

Potential Payments Upon Termination or Change in Control

CEO Employment Agreement

In May 2008, the company entered into an employment agreement with Mr. Klein, our chief executive officer.  The employment agreement provides for payments and benefits to Mr. Klein in the event his employment is terminated under the circumstances described below.  Under the terms of his employment agreement, Mr. Klein does not participate in the company’s executive transition plan described under “Executive Transition Plan” below.

Termination Without Cause or for Good Reason.  If the company terminates Mr. Klein’s employment without cause or Mr. Klein terminates his employment for good reason, then Mr. Klein is entitled to receive the following payments and benefits:

•      an amount equal to a multiple (the “severance multiplier”) of (a) his highest annual rate of base salary during the preceding 24 months, plus (b) his target short-term incentive award for the calendar year in which the termination occurs (or, if greater, the actual short-term incentive award earned by him for the preceding calendar year).  The severance multiplier is 2.0 for payments and benefits payable in the event of a termination without cause or for good reason.  However, the severance multiplier is 1.5 times if a termination for good reason results from the company’s non-renewal of the term of his employment agreement;

•      an amount equal to the short-term incentive award that would have been earned by him for the year in which the termination occurs if his employment had not terminated, prorated for the number of days elapsed since the beginning of that year;

•      an amount equal to his unpaid base salary earned through the date of termination and unpaid short-term incentive award earned for the preceding year;

•      accelerated vesting of his option award to purchase 250,000 shares of the company’s common stock granted under the terms of his employment agreement (the “initial option award”) and any outstanding long-term incentive awards;

•      any payments or benefits payable to him or his spouse or other dependents under any other company employee plan or program, and settlement of any unpaid long-term incentive awards that have been earned;

•      continued participation by him and his spouse or other dependents in the company’s group health plan, at the same benefit and contribution levels in effect immediately before the termination for 24 months or, if sooner, until similar coverage is obtained under a new employer’s plan.  If continued coverage is not permitted by the company’s plan or applicable law, the company will pay the cost of COBRA continuation coverage to the extent any of these persons elects and is entitled to receive COBRA continuation coverage;

•      continued receipt for 24 months of those perquisites made available to him during the 12 months preceding the termination; and

•      outplacement services for up to one year following the date of termination.

Under the employment agreement, Mr. Klein is deemed to have been terminated without cause if he is terminated for any reason other than:

•      a felony conviction;

•      fraud involving the company;

•      willful failure to carry out material employment responsibilities;

•      behavior likely to have an adverse effect on the company or Mr. Klein’s ability to perform his employment responsibilities; or

•      a material violation of company policy.

Mr. Klein is deemed to have terminated his employment for good reason if the termination follows:

•      a material reduction in duties and responsibilities;

•      the non-renewal by the company of the term of his employment agreement;

•      a reduction in base salary or target incentive opportunities;

•      a breach by the company of any of its material obligations under the employment agreement;

•      a required relocation of his principal place of employment of more than 50 miles; or

•      in connection with a change in control, a failure by the successor company to assume the company’s obligations under his employment agreement.  However, for at least one year after a change in control, Mr. Klein will not have good reason to terminate his employment merely because he is no longer chief executive officer of a public company, provided that his operational duties and responsibilities are not materially diminished.

Termination in Connection with a Change in Control.  If the company terminates Mr. Klein’s employment without cause during the period beginning six months prior to the date of a change in control and ending on the second anniversary of the change in control, or he terminates employment for good reason within two years after a change in control, then he is entitled to receive the payments and benefits described above, except that the amount of the pro rata short-term incentive award will be based on his target short-term incentive award for the year in which the termination occurs.

In the event a change in control occurs, all outstanding equity-based and other long-term incentive awards held by Mr. Klein will become vested in accordance with their terms or, if earlier, upon the termination of his employment after a change of control for any reason other than by the company (or successor company) for cause or by Mr. Klein without good reason.  Under the terms of his equity awards outstanding as of December 31 2008, if Mr. Klein’s employment with the company is terminated by the company without cause (as defined above) or is terminated by Mr. Klein for good reason (as defined above), then (a) the performance share units will vest immediately, subject to the company satisfying the applicable TSR performance target, (b) the shares of restricted stock will vest immediately, and (c) the initial option award will vest immediately.

Under the employment agreement, a change in control is defined as:

•      the acquisition of 40% or more of the company’s common stock, except in connection with a merger or consolidation where a majority of the directors of the surviving entity were directors of the company prior to the transaction;

•      a change in a majority of the members of our board, without the approval of the then incumbent members of the board;

•      the completion of a merger or consolidation unless (a) a majority of the directors of the surviving entity were directors of the company prior to the transaction or (b) the transaction is a recapitalization of the company in which no person, entity, or group beneficially owns 40% or more of the combined voting stock of the surviving entity;

•      a sale of all or substantially all of the company’s assets unless the sale is to an entity in which the company’s stockholders own at least 50% of the voting stock in substantially the same proportions as their ownership of the company immediately prior to the sale;

•      stockholder approval of a complete liquidation or dissolution of the company; or

•      any other event designated by our board as a change in control or required to be reported as a change in control on a Form 8-K under the Exchange Act.

Termination Due to Death or Disability.  If Mr. Klein’s employment terminates due to death or is terminated by the company due to disability, he (or his beneficiary) is entitled to receive:

•      an amount equal to (a) his base salary for 12 months, plus (b) his unpaid short-term incentive award earned for the preceding year, plus (c) the short-term incentive award that would have been earned by him for the year in which the termination occurs if his employment had not terminated, prorated for the number of days elapsed since the beginning of that year;

•      accelerated vesting of his initial option award and any outstanding long-term incentive awards;

•      an amount equal to his unpaid base salary earned through the date of termination;

•      any payments or benefits payable to him or his spouse or other dependents under any other company employee plan or program; and

•      continued participation by him and his spouse or other dependents in the company’s group health plan, at the same benefit and contribution levels in effect immediately before the termination for 24 months or, if sooner, until similar coverage is obtained under a new employer’s plan.  If continued coverage is not permitted by the company’s plan or applicable law, the company will pay the cost of COBRA continuation coverage to the extent any of these persons elects and is entitled to receive COBRA continuation coverage.

Obligations of Mr. Klein.  Payment and benefits under the employment agreement are subject to compliance by Mr. Klein with the restrictive covenants in the agreement, including non-disclosure, non-competition and non-solicitation covenants.  The non-competition and non-solicitation covenants expire on the first anniversary of the termination of Mr. Klein’s employment.  The non-disclosure covenant does not expire.  If Mr. Klein violates any of these covenants, he will not be entitled to further payments and benefits under the employment agreement and must repay the company for the payments and the value of benefits previously received under the agreement.  All payments or benefits under the employment agreement are conditioned on the execution of a general release of claims by Mr. Klein in favor of the company, its affiliates, and their officers, directors and employees.

Tax Gross-Up Payments.  In the event Mr. Klein is subject to federal excise taxes for benefits he is entitled to under his employment agreement or otherwise from the company, he is entitled to receive an amount necessary to offset the excise taxes and any related income taxes, penalties and interest.

Executive Transition Plan

The company’s executive transition plan (the “transition plan”) provides specified payments and other benefits to our executive officers, including each of our current named executive officers other than our chief executive officer, in the event the officer’s employment is terminated under the circumstances described below.  The company is not required to provide any payment or benefit under the transition plan that duplicates any payment or benefit that an executive officer is entitled to receive under any other company compensation or benefit plan, award agreement, or other arrangement.  Payments and other benefits payable to our chief executive officer in the event his employment is terminated are covered by the terms of his employment agreement.  For a description of these payments and other benefits, see “CEO Employment Agreement” above.

Termination Without Cause.  If the company terminates the employment of an executive officer without cause, unrelated to a change in control, then the officer is entitled to receive the following payments and benefits:

•      an amount equal to a multiple (the “severance multiplier”) of (a) the officer’s highest annual rate of base salary at any time during the preceding 24 months, plus (b) the officer’s target short-term incentive award for the calendar year in which the termination occurs (or, if greater, the actual short-term incentive award earned by the officer for the preceding calendar year).  The severance multiplier is 1.0 for payments and benefits payable in the event of a termination without cause;

•      an amount equal to the officer’s target short-term incentive award for the year in which the termination occurs, prorated for the number of days elapsed since the beginning of that year;

•      an amount equal to the officer’s unpaid base salary earned through the date of termination and unpaid short-term incentive award earned for the preceding year;

•      any payments or benefits payable to the officer or the officer’s spouse or other dependents under any other company employee plan or program;

•      continued participation by the officer and the officer’s spouse or other dependents in the company’s group health plan, at the same benefit and contribution levels in effect immediately before the termination for a number of months equal to 12 times the severance multiplier or, if sooner, until similar coverage is obtained under a new employer’s plan.  If continued coverage is not permitted by the company’s plan or applicable law, the company will pay the cost of COBRA continuation coverage to the extent any of these persons elects and is entitled to receive COBRA continuation coverage;

•      continued participation in the company’s executive life insurance program for the greater of (a) a number of months equal to 12 times the severance multiplier as if the officer’s employment had continued at the officer’s highest annual rate of base salary in effect at any time during the 24 months preceding termination of employment, and (b) the period provided by the program;

•      continued receipt of perquisites made available to the officer during the 12 months preceding the termination for a number of months equal to 12 times the severance multiplier; and

•      outplacement services for up to one year following the termination.

In addition, the committee, in its sole discretion, may accelerate vesting of any outstanding long-term incentive awards held by the executive officer.

Under the transition plan, an executive officer is deemed to have been terminated without cause if the executive officer is terminated for any reason other than:

•      a felony conviction;

•      fraud involving the company;

•      willful failure to carry out material employment responsibilities;

•      behavior likely to have an adverse effect on the company; or

•      a willful, material violation of company policy.

Termination in Connection with a Change in Control.  If the company terminates the employment of an executive officer without cause during the period beginning six months prior to the date of a change in control (or, if earlier, the date a definitive agreement is signed that would result in a change in control) and ending on the first anniversary of the change in control, or if an executive officer terminates employment for good reason within one year after a change in control, then the officer is entitled to receive the payments and benefits described above, except that the severance multiplier is 2.0.

In the event a change in control occurs, all outstanding long-term incentive awards held by an executive officer will become fully vested if the officer is employed by the company immediately before the change in control occurs.  The payout under any performance-based award will equal the target amount.  Under the transition plan, a change in control is defined in the same manner as described under “CEO Employment Agreement—Termination in Connection with a Change in Control” above.

An executive officer is deemed to have terminated his or her employment for good reason if the termination follows:

•      a material reduction in duties and responsibilities;

•      a reduction in base salary or target incentive opportunities;

•      a required relocation of the covered named executive officer’s principal place of business of more than 50 miles; or

•      at the time of a change in control, a failure by the successor company to assume the company’s obligations under the transition plan.

Termination Due to Death or Disability.  If an executive officer’s employment terminates due to death or is terminated by the company due to disability, the officer (or the officer’s beneficiary) is entitled to receive a cash payment equal to six months’ base salary plus a prorated portion of the officer’s target short-term incentive award for the year in which the termination occurs.  Vesting of the officer’s outstanding long-term incentive awards is subject to the discretion of the committee.  An executive officer whose employment is terminated by the company due to disability is also entitled to receive two years of continuing group health and welfare benefits (including continued participation in the company’s executive life insurance program and conversion of any life or disability policies) at the company’s expense.

Obligations of the Officer.  Payment and benefits under the transition plan are subject to compliance by the former officer with the restrictive covenants in the transition plan, including non-disclosure, non-competition and non-solicitation covenants.  The non-competition and non-solicitation covenants expire on the first anniversary of the termination of the officer’s employment.  The non-disclosure covenant does not expire.  If the former officer violates any of these covenants, the officer will not be entitled to further payments and benefits under the transition plan and must repay the company for the payments and the value of benefits previously received under the transition plan.  All payments or benefits under the transition plan are conditioned on the execution of a general release of claims by the former officer in favor of the company, its affiliates, and their officers, directors and employees.

Tax Gross-Up Payments.  In the event an executive officer is subject to federal excise taxes for benefits he or she is entitled to under the transition plan or otherwise from the company, the officer is entitled to receive an amount necessary to offset the excise taxes and any related income taxes, penalties and interest.

Equity-Based Incentive Awards

The following is a summary of the vesting provisions applicable to the outstanding equity-based incentive awards held by our named executive officers, other than our chief executive officer, as of December 31, 2008.  The vesting provisions applicable to outstanding equity-based incentive awards held by our chief executive officer are summarized under “CEO Employment Agreement” immediately above.

The award agreements for the equity incentive awards described below include varying provisions regarding the treatment of awards in the event a change in control of the company occurs.  However, the transition plan provides that, in the event a change in control of the company occurs, all outstanding long-term incentive awards held by each of our named executive officers will become fully vested if the officer is employed by the company immediately before the change in control occurs.  For additional information, see “Executive Transition Plan — Termination in Connection with a Change in Control” immediately above.

Annual Long-Term Incentive Awards.  The company’s long-term incentive awards granted since the spin-off from Verizon included a grant of performance units for the 2007-2009 performance cycle and grants of performance share units and restricted stock for the 2008-2010 performance cycle.  Under the related award agreements, if the employment of the named executive officer is terminated by the company without cause or as a result of the officer’s death, disability or retirement, then (a) the performance units and performance share units will vest immediately, subject to the company meeting the applicable TSR performance targets, and (b) the shares of restricted stock will vest immediately.

Under the award agreements, an officer is deemed to have been terminated without cause if the officer is terminated for any reason other than:

•      a felony conviction;

•      fraud involving the company;

•      willful failure to carry out material employment responsibilities;

•      behavior likely to have an adverse effect on the company;

•      a material violation of company policy; or

•      with respect to the 2007 award agreement only, a material breach of the non-disclosure, non-competition and non-solicitation covenants in the award agreement.

However, please note that pursuant to our restructuring, all current equity incentive plans, equity ownership plans or other equity-based plans will likely be terminated and all equity owned under such plans will likely be cancelled.

2007 Restricted Stock Award.  The award agreement for the January 9, 2007, grant of restricted stock provides for accelerated vesting if the named executive officer’s employment is terminated by the company without cause or is terminated due to death or retirement (after June 30 of the calendar year in which the retirement occurs).

If the employment of a named executive officer is terminated by the company without cause, the officer will vest immediately in a prorated portion of the shares of restricted stock that would have vested on the next anniversary of the grant, based upon the number of days elapsed from the preceding January 9 until the date the officer’s employment is terminated.

Under the award agreement, an officer is deemed to have been terminated without cause if the officer is terminated for any reason other than:

•      commission of a felony;

•      grossly incompetent performance or substantial or continuing inattention or neglect of employment responsibilities;

•      fraud, misappropriation or embezzlement or material breach of the company’s code of conduct; or

•      such other misconduct detrimental to the company or the ability of the officer to fully perform his or her employment duties.

If a named executive officer’s employment is terminated due to death or retirement (after June 30 of the calendar year in which the retirement occurs), the officer (or his or her beneficiary) will vest immediately in the shares of restricted stock that would vest on the next anniversary of the grant if the officer’s employment had continued.

However, pursuant to our restructuring, all current equity incentive plans, equity ownership plans or other equity-based plans will likely be terminated and all equity owned under such plans will likely be cancelled, included outstanding restricted stock.

Gatto Restricted Stock Award.  The award agreement for the May 2008 grant of restricted stock to Mr. Gatto provides that if his employment is terminated by the company without cause or as a result of his death, disability or retirement, then all outstanding shares of restricted stock will vest immediately.  The definition of cause under this award is consistent with the definition of cause under the long-term incentive award for the 2008-2010 performance cycle described under “Annual Long-Term Incentive Awards” above.  However, pursuant to our restructuring, all current equity incentive plans, equity ownership plans or other equity-based plans will likely be terminated and all equity owned under such plans will likely be cancelled.

Obligations of the Officer.  Each of the equity-based incentive awards described above is conditioned upon the named executive officer complying with certain restrictive covenants in the applicable award agreements, including non-disclosure, non-competition and non-solicitation covenants.  The non-competition and non-solicitation covenants expire on the first anniversary of the officer’s termination of employment.  The non-disclosure covenant does not expire.

Pension and Retirement Benefits

Upon retirement or other termination of employment, certain of the named executive officers are entitled to pension benefits under the management plan and the excess plan and certain retiree medical benefits upon retirement.  See “Executive Compensation—2008 Pension Benefits” beginning on page 33 for further information regarding the pension benefits payable to the eligible named executive officers under the management plan and excess plan.

Termination and Change in Control Tables for 2008

The following tables summarize the compensation and other benefits that would have become payable to each of our named executive officers (other than Ms. Harless and Mr. Mueller) assuming their employment had terminated on December 31, 2008, given the named executive officer’s base salary as of that date and the closing price of the company’s common stock on December 31, 2008, which was $0.09.  In addition, the following tables summarize the compensation that would become payable to each of our named executive officers (other than Ms. Harless and Mr. Mueller) assuming that a change in control of the company had occurred on December 31, 2008.

In reviewing these tables, please note the following:

•      the amounts shown as Separation Benefits are the benefits payable under our chief executive officer’s employment agreement and, for our other named executive officers, the company’s executive transition plan;

•      the amounts shown for Mr. Klein as Separation Benefits and Short-Term Incentive that are based, in whole or in part, on his target short-term incentive award for 2008 were calculated using his target award pro-rated for the number of days he was employed by the company in 2008.  The amounts shown for Mr. Gatto, Ms. Scaife and Mr. Wilbanks in the case of a Voluntary Termination assume they each elect to retire on December 31, 2008.  None of our other named executive officers were retirement eligible on December 31, 2008;

•      for amounts payable as Performance Share Units or Performance Units, we assumed that approximately 9.6% of the target number of Performance Share Units, and no Performance Units, will be paid at the end of the applicable performance period based on the closing price of the company’s common stock on December 31, 2008, and projections of TSR attainment through that date, other than as the result of a change in control.  Units payable upon a change in control are based on the target number of units granted to the officer and the closing price of the company’s common stock on December 31, 2008.  The number of units paid at the end of the performance period may vary from the amounts reflected in the following tables, based on the company meeting the applicable TSR performance target;

•      the amounts shown for awards of Restricted Stock were determined by reference to the closing price of the company’s common stock on December 31, 2008;

•      the amounts shown for awards of stock options are zero because the closing price of the company’s common stock on December 31, 2008 was less than the exercise price of all options outstanding as of that date;

•      the amounts shown for Health and Welfare Benefits vary based on whether the named executive officer is eligible for retirement.  For those named executive officers who were retirement eligible (Mr. Gatto, Ms. Scaife and Mr. Wilbanks), the amounts shown represent the present value of the officer’s retiree medical benefits.  For the other named executive officers, the amounts represent benefits payable under the company’s executive transition plan or, for our chief executive officer, his employment agreement;

•      the amounts shown as benefits under the Life Insurance Program represent the present value of the premiums expected to be reimbursed by the company, assuming the named executive officer continues to participate in the executive whole life insurance program.  For these tables, we have assumed that Mr. Gatto and Mr. Laver will continue to participate in this program until age 60.  The other named executive officers do not participate in the executive whole life insurance program. Life insurance program benefits payable upon death, if any, represent the death benefit payable to the officer’s beneficiaries by the life insurance company; and

•      the amounts shown as Excise Tax Gross-Up payments represent benefits payable under Mr. Klein’s employment agreement and, for the other named executive officers, the company’s executive transition plan.  These benefits are equal to an amount necessary to offset any excise taxes and related income taxes, penalties and interest owed by the officer in connection with the termination of his or her employment or a change in control.  The amounts shown were calculated without assigning a value to the post-termination non-compete and non-solicit covenants.  If a value had been assigned to these covenants, the amounts shown would be lower or, in some cases, zero.

Scott W. Klein
Chief Executive Officer

Benefits and Payments	Voluntary Termination	Termination Without Cause or for Good Reason	Change in Control Only	Change in Control and Termination Without Cause or for Good Reason	Death	Disability

Compensation
Separation Benefits	$—	$3,230,000	$—	$3,230,000	$1,500,000	$1,500,000
Short-Term Incentive	—	500,000	—	615,385	—	—
Performance Share Units (2008)	—	2,695	—	2,695	2,695	2,695
Restricted Stock (2008)	—	12,023	—	12,023	12,023	12,023
Stock Options	—	—	—	—	—	—
	—

Benefits and Perquisites
Health & Welfare Benefits	—	21,521	—	21,521	21,521	21,521
Life Insurance Program	—	—	—	—	—	—
Flexible Allowance	—	52,800	—	52,800	—	—
Financial Planning	—	30,000	—	30,000	—	—
Physical Examination	—	4,000	—	4,000	—	—
Outplacement Services	—	9,500	—	9,500	—	—
Excise Tax Gross-Up	—	—	—	—	—	—

Totals:	—	$3,862,539	$—	$3,977,924	$1,536,239	1,536,239

Samuel D. Jones

Executive Vice President, Chief Financial Officer and Treasurer

Benefits and Payments	Voluntary Termination	Termination Without Cause	Change in Control Only	Change in Control and Termination Without Cause or for Good Reason	Death	Disability

Compensation
Separation Benefits	—	$585,000	—	$1,170,000	$422,500	$422,500
Short-Term Incentive	—	260,000	—	260,000	—	—
Performance Share Units (2008)	—	3,279	$34,125	34,125	3,279	3,279
Restricted Stock (2008)	—	14,625	14,625	14,625	14,625	14,625
Performance Units (2007)	—	—	778	778	—	—
Restricted Stock (2007)	—	693	1,422	1,422	711	—

Benefits and Perquisites
Health & Welfare Benefits	—	8,192	—	16,384	—	16,384
Life Insurance Program	—	—	—	—	—	—
Flexible Allowance	—	15,600	—	31,200	—	—
Financial Planning	—	12,380	—	24,760	—	—
Physical Examination	—	2,000	—	4,000	—	—
Outplacement Services	—	9,500	—	9,500	—	—
Excise Tax Gross-Up	—	—	—	541,618	—	—

Totals:	—	$911,269	$50,950	$2,108,412	$441,115	$456,788

Frank P. Gatto
Executive Vice President — Operations

Benefits and Payments	Voluntary Termination	Termination Without Cause	Change in Control Only	Change in Control and Termination Without Cause or for Good Reason	Death	Disability

Compensation
Separation Benefits	—	$693,000	—	$1,386,000	$500,500	$500,500
Short-Term Incentive	$308,000	308,000	—	308,000	—	—
Performance Share Units (2008)	515	515	$5,359	5,359	515	515
Restricted Stock (2008)	2,297	2,297	2,297	2,297	2,297	2,297
Special Restricted Stock (2008)	7,836	7,836	7,836	7,836	7,836	7,836
Performance Units (2007)	—	—	1,574	1,574	—	—
Restricted Stock (2007)	1,517	1,480	3,035	3,035	1,517	—

Benefits and Perquisites
Health & Welfare Benefits	130,383	130,383	—	130,383	—	130,383
Life Insurance Program	162,142	162,142	—	162,142	3,150,000	162,142
Flexible Allowance	—	15,600	—	31,200	—	—
Financial Planning	—	12,380	—	24,760	—	—
Physical Examination	—	2,000	—	4,000	—	—
Outplacement Services	—	9,500	—	9,500	—	—
Excise Tax Gross-Up	—	—	—	596,398	—	—

Totals:	$612,690	$1,345,133	$20,101	$2,672,484	$3,662,665	$803,673

Scott B. Laver
Executive Vice President — Central

Benefits and Payments	Voluntary Termination	Termination Without Cause	Change in Control Only	Change in Control and Termination Without Cause or for Good Reason	Death	Disability

Compensation
Separation Benefits	—	$765,000	—	$1,530,000	$552,500	$552,500
Short-Term Incentive	$—	340,000	—	340,000	—	—
Performance Share Units (2008)	—	625	$6,508	6,508	625	625
Restricted Stock (2008)	—	2,789	2,789	2,789	2,789	2,789
Performance Units (2007)	—	—	1,558	1,558	—	—
Restricted Stock (2007)	—	1,480	3,035	3,035	1,517	—

Benefits and Perquisites
Health & Welfare Benefits	—	10,760	—	21,520	—	21,520
Life Insurance Program	—	233,580	—	233,580	3,825,000	233,580
Flexible Allowance	—	15,600	—	31,200	—	—
Financial Planning	—	12,380	—	24,760	—	—
Physical Examination	—	2,000	—	4,000	—	—
Outplacement Services	—	9,500	—	9,500	—	—
Excise Tax Gross-Up	—	—	—	713,597	—	—

Totals:	$—	$1,393,714	$13,890	$2,922,047	$4,382,431	$811,014

Georgia R. Scaife
Executive Vice President — Human Resources and Employee Administration

Benefits and Payments	Voluntary Termination	Termination Without Cause	Change in Control Only	Change in Control and Termination Without Cause or for Good Reason	Death	Disability

Compensation
Separation Benefits	—	$585,000	—	$1,170,000	$422,500	$422,500
Short-Term Incentive	$260,000	260,000	—	260,000	—	—
Performance Share Units (2008)	1,316	1,316	$13,698	13,698	1,316	1,316
Restricted Stock (2008)	5,871	5,871	5,871	5,871	5,871	5,871
Performance Units (2007)	—	—	1,067	1,067	—	—
Restricted Stock (2007)	711	693	1,422	1,422	711	—

Benefits and Perquisites
Health & Welfare Benefits	45,956	45,956	—	45,956	—	45,956
Life Insurance Program	—	—	—	—	—	—
Flexible Allowance	—	15,600	—	31,200	—	—
Financial Planning	—	12,380	—	24,760	—	—
Physical Examination	—	2,000	—	4,000	—	—
Outplacement Services	—	9,500	—	9,500	—	—
Excise Tax Gross-Up	—	—	—	489,528	—	—

Totals:	$313,854	$938,316	$22,058	$2,057,002	$430,398	$475,643

Cody Wilbanks
Executive Vice President, General Counsel and Secretary

Benefits and Payments	Voluntary Termination	Termination Without Cause	Change in Control Only	Change in Control and Termination Without Cause or for Good Reason	Death	Disability

Compensation
Separation Benefits	—	$585,000	—	$1,170,000	$422,500	$422,500
Short-Term Incentive	$260,000	260,000	—	260,000	—	—
Performance Share Units (2008)	2,497	2,497	$25,987	25,987	2,497	2,497
Restricted Stock (2008)	11,137	11,137	11,137	11,137	11,137	11,137
Performance Units (2007)	—	—	510	510	—	—
Restricted Stock (2007)	324	316	647	647	324	—

Benefits and Perquisites
Health & Welfare Benefits	74,444	74,444	—	74,444	—	74,444
Life Insurance Program	—	—	—	—	—	—
Flexible Allowance	—	15,600	—	31,200	—	—
Financial Planning	—	12,380	—	24,760	—	—
Physical Examination	—	2,000	—	4,000	—	—
Outplacement Services	—	9,500	—	9,500	—	—
Excise Tax Gross-Up	—	—	—	568,631	—	—

Totals:	$348,402	$972,874	$38,281	$2,180,816	$436,458	$510,578

Former Executive Officers

Former President and Chief Executive Officer.  Ms. Harless served as our president and chief executive officer through February 16, 2008.  She remained an employee of the company through February 22, 2008.  Under the terms of our executive transition plan, Ms. Harless was entitled to severance payments and benefits of $3,704,092 as a result of her involuntary termination without cause.  This amount was comprised of (a) a $2,762,500 cash payment representing two times the sum of her base salary plus her 2008 target short-term incentive opportunity, (b) a $105,891 cash payment representing a pro-rata portion of her 2008 target short-term incentive award opportunity, (c) $607,863, representing the present value of the premiums resulting from her continuing participation in the executive whole life insurance program, and (d) $227,838, representing the value of certain other continuing benefits and perquisites.  A portion of the shares of restricted stock and restricted stock units held by Ms. Harless vested upon her termination.  These shares and restricted stock units had a value of $63,993 on February 22, 2008.  In addition, under her performance unit award agreement, Ms. Harless is no longer subject to the three-year continuous employment requirement as a result of her separation from the company.  However, the units remain subject to the company meeting the TSR performance target.

Former Chief Executive Officer.  Mr. Mueller served as our chief executive officer from February 16, 2008 to February 26, 2008.  In connection with his resignation, Mr. Mueller will receive health and welfare benefits for himself and his spouse and other dependents until he reaches the age of 65.  The present value of this benefit is approximately $209,245.  The company will also reimburse Mr. Mueller for applicable taxes resulting from this benefit.

2008 Director Compensation

Annual Cash Compensation.  The table below summarizes the components of cash compensation payable to our non-management directors for board service during 2008.  The company also reimburses directors for all expenses incurred in attending board and committee meetings.  A director who is, or becomes, an employee of the company does not receive additional compensation for serving as a director.

Board Service	Fee Earned
Cash retainer for Board service	$70,000
Chairman of the Board	70,000
Audit Committee chair	15,000
Human Resources Committee chair	15,000
Nominating and Corporate Governance Committee chair	10,000
Committee meeting fee	1,500

Annual Equity-Based Compensation.  Non-management directors also receive an annual restricted stock award equal to $90,000 divided by the closing price of our common stock on the grant date.  The shares of restricted stock vest on the first anniversary of the grant date.  Dividends are not payable on the unvested shares of restricted stock. However, dividend equivalents, in an amount equal to the dividend that would be paid on the unvested shares of restricted stock, are credited to the director if the company pays a dividend on its common stock.  Dividend equivalents are paid in cash on the vesting date.  In March 2008, the company eliminated the payment of dividends.

One-Time Equity-Based Compensation.  Non-management directors who join the board will receive a one-time award of restricted stock valued at $85,000.  In February 2007, our then-current non-management directors received a one-time award of restricted stock valued at $170,000 as an initial inducement to serve on the board, as compensation for board formation activities in 2006 and to provide a significant equity stake in the company upon initiation of board service.  These one-time awards vest on the third anniversary of the grant date. Dividends are not payable on the unvested shares of restricted stock. However, dividend equivalents, in an amount equal to the dividend that would have been paid on the unvested shares of restricted stock, are credited to the director. Dividend equivalents are paid in cash on the vesting date.  In March 2008, the company eliminated the payment of dividends.

Director Compensation Table.  Except as otherwise indicated, the table below sets forth the compensation earned by each of our directors who served as a non-management director during 2008.

Name (1)	Fees Earned or Paid in Cash (2)	Stock Awards (3)	Total
Donald B. Reed	$148,750	$127,180	$275,930
Stephen L. Robertson	124,750	127,180	251,930
Thomas S. Rogers	79,000	127,180	206,180
Paul E. Weaver	122,500	127,180	249,680
Jerry V. Elliott (4)	112,000	127,180	239,180
Jonathan F. Miller (5)	79,000	97,347	176,347

(1)   Scott W. Klein, our chief executive officer, and Katherine J. Harless, our former president and chief executive officer, are not included in this table because they were employees of the company during 2008 and, therefore, did not receive compensation for their service as directors. John J. Mueller, our former chairman of the board and chief executive officer, is not included in this table because he became an employee of the company during 2008 and his compensation as a non-management director and, thereafter, as an employee is disclosed elsewhere.  See “Executive Compensation—Summary Compensation Table” on page 24 for a discussion of the compensation earned by Mr. Klein, Ms. Harless and Mr. Mueller during 2008.

(2)   Includes cash retainers for serving as chairman of the board and/or as a committee chair in 2008 as follows:  Mr. Reed:  $52,500 as chairman of the board, $7,500 as chair of the nominating and corporate governance committee and $3,750 as chair of the human resources committee; Mr. Robertson:  $11,250 as chair of the human resources committee; and Mr. Weaver:  $15,000 as chair of the audit committee.

(3)   Represents the accounting expense recognized by the company in 2008 with respect to stock awards granted to our non-management directors in 2008 and 2007.  The dollar amounts were computed in accordance with Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (“FAS 123R”), as required by SEC regulations, and do not reflect the actual value that may be realized by the non-management directors.  The accounting expense includes the grant date fair values of the following awards, pro-rated for the number of months outstanding in 2008:

•      2008 restricted stock award, which was granted in May 2008.  The grant date fair value of this award was $3.40 per share;

•      2007 restricted stock award, which vested in February 2008.  The grant date fair value of this award was $34.90 per share (for Mr. Miller, $35.94); and

•      2007 one-time restricted stock award granted to each non-management director upon initiation of board service, which vests in 2010.  The grant date fair value of this award was $34.90 per share (for Mr. Miller, $35.94).

The value of the right to receive dividend equivalents was included in the grant date fair value under FAS 123R.  Accordingly, dividend equivalents are not reported separately.  The grant date fair value of the 2008 annual restricted stock award in 2008 was $90,000.  See note 14 to the consolidated financial statements in the company’s annual report on Form 10-K for the year ended December 31, 2008, for a description of the assumptions used in determining the accounting expense associated with these awards.  As of December 31, 2008, each non-management director held 31,343 shares of restricted stock, except for Mr. Miller who held 28,837 shares of restricted stock.

(4)   Mr. Elliott resigned from the board effective as of December 31, 2008.

(5)   Mr. Miller resigned from the board effective as of March 27, 2009.

Stock Ownership Guidelines

In April 2007, the human resources committee adopted a stock ownership guideline for non-management directors to align their interests with those of the company’s stockholders and to strengthen the company’s commitment to sound corporate governance.  The stock ownership guideline provides that each non-management director is required to own 7,000 shares.  This number was determined by dividing $200,000 by the company’s closing stock price on January 31, 2007, and rounding up to the nearest 1,000 shares.  Each non-management director is expected to comply with the ownership guideline within five years of becoming a director and to maintain ownership of at least 7,000 shares while serving as a director or until the company changes the guideline.

Until a non-management director meets the required stock ownership guideline, he is required to retain at least 75% of the shares received as equity-based compensation from the company, other than shares sold to satisfy withholding tax obligations.  If a non-management director does not meet the required ownership guideline within the permitted timeframe or subsequently falls below the guideline, he will not be eligible to receive any equity-based compensation for the year in which the circumstance occurs and in any subsequent year during which the circumstance continues.

Shares counted towards meeting the ownership guideline include (a) shares owned outright by a non-management director, or his immediate family members residing in the same household, and (b) shares of restricted stock held by a non-management director.

The following table sets forth the number of shares held by each of the non-management directors, as of March 20, 2009.

Name	Number of Shares Held
Jonathan F. Miller (1)	30,298
Donald B. Reed	35,139
Stephen L. Robertson	53,929
Thomas S. Rogers	33,923
Paul E. Weaver	177,922

(1)   Mr. Miller resigned from the board effective March 27, 2009.

As previously disclosed, we are currently in the process of evaluating various options for restructuring our capitalization and debt service obligations.  We believe that any restructuring would likely result in holders of common stock of the company receiving little or no value for their current holdings.  Accordingly, long-term equity incentive awards currently outstanding are expected to have little or no value.  Pursuant to our restructuring, all current equity incentive plans, equity ownership plans or other equity-based plans will likely be terminated and all equity owned under such plans will likely be cancelled.  During and following any restructuring, the committee intends to work with its advisor and senior management to establish an appropriate long-term incentive program for 2009 under which new equity rights may be granted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF MANAGEMENT
AND CERTAIN BENEFICIAL HOLDERS

The tables below provide information regarding the beneficial ownership of the company’s common stock as of March 20, 2009, by:

•      each of our directors;

•      each of the executive officers named in the Summary Compensation Table;

•      all directors and executive officers as a group; and

•      each beneficial owner of more than 5% of the company’s common stock.

Beneficial ownership is determined in accordance with SEC rules and regulations.  Unless otherwise indicated and subject to community property laws where applicable, the company believes that each of the stockholders named in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned.  Each of our directors and executive officers, and all of our directors and executive officers as a group, beneficially owned less than 1% of our common stock outstanding as of March 20, 2009.

Directors and Executive Officers*

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership
Jonathan F. Miller (1)	30,298
Donald B. Reed (1)	35,139
Stephen L. Robertson (1)	53,929
Thomas S. Rogers (1)	33,923
Paul E. Weaver (1)	177,922
Scott W. Klein (2)	369,646
Samuel D. Jones (2)	179,792
Frank P. Gatto (2)	150,288
Scott B. Laver (2)	68,572
Georgia R. Scaife (2)	82,537
Cody Wilbanks (2)	141,677
Katherine J. Harless (3)	61,199
John J. Mueller (3)	2,582
All directors and executive officers as a group (15 persons) (4)	1,522,760

*      Pursuant to our restructuring, the holders of common stock of the company will likely receive little or no value for their current holdings.

(1)   Includes 31,343 shares of restricted stock (28,837 shares for Mr. Miller) for which the director has sole voting power, but no dispositive power.  Mr. Miller resigned from the board effective as of March 27, 2009.

(2)   Includes shares of restricted stock for which the named executive officer has sole voting power, but no dispositive power, as follows: Mr. Klein (133,588 shares), Mr. Jones (169,492 shares), Mr. Gatto (127,507 shares), Mr. Laver (45,911 shares), Ms. Scaife (72,222 shares) and Mr. Wilbanks (126,929 shares).

(3)   Ms. Harless’s last day of service to the company as a director was May 1, 2008.  Mr. Mueller’s last day of employment with the company was February 26, 2008.  The information shown for Ms. Harless and Mr. Mueller is according to the company’s records as of these dates.

(4)   Includes 995,764 shares of restricted stock for which the directors and executive officers have sole voting power, but no dispositive power.

Five Percent Holders

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities known by the company to beneficially own 5% or more of the company’s outstanding common stock.  The information regarding beneficial ownership of common stock by the entity identified below is included in reliance on a report filed by the entity with the SEC, except that the percentage is based upon the company’s calculations made in reliance upon the number of shares reported to be beneficially owned by the entity in such report and the number of shares of common stock outstanding on March 20, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Jack B. Corwin (1) 2150 Lincoln Street Burbank, CA 91504	12,319,729	8.3%

(1)      According to a Schedule 13G filed by Jack B. Corwin, Mr. Corwin has sole voting power and sole dispositive power with respect to 12,319,729 shares of common stock.  The Schedule 13G provides that the shares beneficially owned by Mr. Corwin include (a) 8,225,347 shares owned by the Jack B. Corwin Revocable Trust Dated 6/26/92, of which Mr. Corwin is the sole trustee, and (b) 4,094,382 shares held by the Jack B. Corwin 2006 Charitable Remainder Unitrust, of which the Charitable Remainder Stewardship Company of Nevada is the trustee and which Mr. Corwin has investment and voting authority.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2008, the company’s long term incentive plan and 2008 compensation incentive plan were the only equity compensation plans under which securities of the company were authorized for issuance.  The long term incentive plan was approved by the company’s sole stockholder, Verizon Communications, Inc., prior to the spin-off in November 2006.  The 2008 compensation incentive plan was approved by the company’s stockholders at the 2008 annual meeting of stockholders on May 1, 2008.  The table below provides information as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	3,576,934	$0.64	(1)	7,046,668	(2)
Equity compensation plans not approved by stockholders	—	—		—

(1)   The weighted-average exercise price takes into account 2,926,934 shares issuable upon vesting of outstanding performance share units and restricted stock units, which have no exercise price. The weighted-average exercise price for outstanding stock options is $3.51.

(2)   Pursuant to the terms of our 2008 incentive compensation plan, we agreed to issue no more than 350,000 shares under our original long term incentive plan after December 31, 2007 for new awards and dividend equivalents under outstanding awards.  As of December 31, 2008, the number of shares remaining available for future issuance under our original long term incentive plan was 36,006 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

As part of the company’s corporate governance guidelines, the board has established a policy requiring a majority of the members of the board to be independent.  Four of our five directors who are standing for re-election are independent (as defined by our corporate governance guidelines).  The fifth director also serves as our chief executive officer.  For a director to be independent, the board must determine, among other things, that the director does not have any direct or indirect material relationship with the company.  The guidelines for determining director independence are set forth in our corporate governance guidelines.  Our guidelines conform to the independence requirements of the NYSE corporate governance standards which the company has chosen to use in determining director independence.  Applying these independence standards, the board has determined that Donald B. Reed, Stephen L. Robertson, Thomas S. Rogers and Paul E. Weaver are all independent directors.

REVIEW AND APPROVAL OF TRANSACTIONS WITH RELATED PERSONS

The nominating and corporate governance committee is charged with the responsibility of reviewing, approving and overseeing all transactions with related persons (as defined in SEC regulations).  The nominating and corporate governance committee will periodically reassess any related-person transaction entered into by the company to ensure their continued appropriateness.  This responsibility is set forth in the nominating and corporate governance committee’s charter.

Item 14.  Principal Accountant Fees and Services.

INDEPENDENT PUBLIC ACCOUNTANTS

Selection

Ernst & Young LLP served as the company’s independent registered public accounting firm for 2008 and has been selected by the audit committee to serve as the company’s independent registered public accounting firm for 2009.

Audit and Non-Audit Fees

The following table presents fees for audit services rendered by Ernst & Young LLP for the audit of the company’s annual financial statements for 2008 and 2007, and fees billed for other services rendered by Ernst & Young.

	2008	2007
Audit Fees (1)	$1,645,217	$1,951,723
Audit-Related Fees (2)	214,000	347,040
Tax Fees (3)	162,683	136,520
All Other Fees (4)	3,610	—
Total	$2,025,510	$2,435,283

(1)    Audit fees consist principally of fees for the audit of the company’s consolidated financial statements, review of the company’s interim consolidated financial statements and the audit of internal control over financial reporting.

(2)    Audit-related fees consist principally of fees for audits of the company’s employee benefit plans.

(3)    Tax fees consist principally of fees for services performed in connection with the reorganization of the company’s operating subsidiaries and consultations on state tax matters.

(4)    All other fees consist of service costs related to the company’s use of Ernst & Young’s online accounting and reporting research tool.

Pre-Approval Policies and Procedures

The audit committee’s policy is to require the pre-approval of all audit and non-audit services provided to the company by its independent registered public accounting firm (except for items exempt from pre-approval requirements under applicable laws and rules).  All audit and non-audit services for 2008 were pre-approved by the audit committee.

AUDIT COMMITTEE REPORT

The audit committee is currently comprised of three directors, Paul E. Weaver (Chair), Donald B. Reed and Stephen L. Robertson.  Mr. Reed was appointed to the audit committee effective as of December 31, 2008.

The purpose of the audit committee is to assist the board of directors (the “board”) of Idearc Inc. (the “company”) in its general oversight of the company’s accounting, auditing and financial reporting practices.  Management is primarily responsible for the company’s financial statements, systems of internal controls and compliance with applicable legal and regulatory requirements.  The company’s independent registered public accounting firm, Ernst & Young LLP, is responsible for performing an independent audit of the consolidated financial statements and expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States, as well as expressing an opinion (pursuant to Section 404 of the Sarbanes-Oxley Act of 2002) on the effectiveness of internal control over financial reporting.

The members of the audit committee are not professional accountants or auditors, and their functions are not intended to duplicate or to certify the activities of management and the independent registered public accounting firm, nor can the audit committee certify that the company’s registered public accounting firm is “independent” under applicable rules.  The audit committee serves a board-level oversight role, in which it provides advice, counsel and direction to management and the independent registered public accounting firm on the basis of the information it receives, discussions with management and the independent registered public accounting firm, and the experience of the audit committee’s members in business, financial and accounting matters.

In the performance of its oversight responsibilities, the audit committee has reviewed and discussed with management and Ernst & Young LLP the audited financial statements of the company for the year ended December 31, 2008.  Management represented to the audit committee that all financial statements were prepared in accordance with accounting principles generally accepted in the United States and that these statements fairly present the financial condition and results of operations of the company at the dates and for the periods described.  The audit committee has relied upon this representation without any independent verification, except for the work of Ernst & Young LLP.  The audit committee also discussed these statements with Ernst & Young LLP, both with and without management present and has relied upon their reported opinion on these financial statements.  The audit committee’s review included discussion with Ernst & Young LLP of the matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communications with Audit Committees).

With respect to the company’s independent registered public accounting firm, the audit committee, among other things, discussed with Ernst & Young LLP matters relating to its independence and received from Ernst & Young LLP the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence.

On the basis of these reviews and discussions, and subject to the limitations of its role, the audit committee recommended that the board approve the inclusion of the company’s audited financial statements in the company’s annual report on Form 10-K for the year ended December 31, 2008, for filing with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Paul E. Weaver, Chair
Donald B. Reed
Stephen L. Robertson

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibits:
31.1	Certification of Scott W. Klein filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Scott W. Klein and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2009.

IDEARC INC.

By:	/s/ SCOTT W. KLEIN

Scott W. Klein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2009.

Chief Executive Officer and Director
/s/ SCOTT W. KLEIN	(Principal Executive Officer)
Scott W. Klein
Executive Vice President — Chief Financial Officer and Treasurer
/s/ SAMUEL D. JONES	(Principal Financial and Accounting Officer)
Samuel D. Jones
Director
/s/ DONALD B. REED
Donald B. Reed
Director
/s/ STEPHEN L. ROBERTSON
Stephen L. Robertson
Director
/s/ THOMAS S. ROGERS
Thomas S. Rogers
Director
/s/ PAUL E. WEAVER
Paul E. Weaver

EXHIBIT INDEX

Exhibits:
31.1	Certification of Scott W. Klein filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Scott W. Klein and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002