Form 10-Q
period 2009-03-31
IDEARC INC.
filed 2009-05-08
CIK 1367396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Commission file number:  1-32939

IDEARC INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	20-5095175 (I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O. Box 619810 D/FW Airport, TX (Address of Principal Executive Offices)	75261 (Zip Code)

Registrant’s telephone number, including area code:  (972) 453-7000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 6, 2009, there were 148,190,171 shares of the Registrant’s common stock outstanding.

			Page No.

Forward-Looking Statements			1

PART I - FINANCIAL INFORMATION

Item	1	Financial Statements	2

Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item	3	Quantitative and Qualitative Disclosures About Market Risk	25

Item	4	Controls and Procedures	26

PART II - OTHER INFORMATION

Item	1	Legal Proceedings	27

Item	1A	Risk Factors	28

Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item	3	Defaults Upon Senior Securities	33

Item	4	Submission of Matters to a Vote of Security Holders	33

Item	5	Other Information	34

Item	6	Exhibits	34

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You should not place undue reliance on these statements.  These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general.  Statements that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements.  Forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include, but are not limited to, the following:

•                  risks related to the impact of filing for Chapter 11 bankruptcy could have on our public image, normal business operations, financial condition, liquidity or cash flow;

•                  risks related to our inability to successfully develop, execute, confirm and consummate a plan of reorganization with respect to the Chapter 11 bankruptcy in a timely manner that will provide assurance for the long-term continued viability of our business;

•                  limitations on our operating and strategic flexibility under the terms of new debt agreements that may come out of reorganization;

•                  access to capital markets and increased borrowing costs in connection with recent ratings downgrades and Chapter 11 bankruptcy;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 and as updated in this Quarterly Report and Form 10-Q for the period ending March 31, 2009.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I- FINANCIAL INFORMATION

Item 1.            Financial Statements.

Idearc Inc. and Subsidiaries

Debtor and Debtor-In-Possession

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in millions, except per share amounts)
Operating Revenue
Print products	$600	$696
Internet	73	73
Other	1	1
Total Operating Revenue	674	770
Operating Expense
Selling	197	183
Cost of sales (exclusive of depreciation and amortization)	151	149
General and administrative	124	79
Depreciation and amortization	17	20
Total Operating Expense	489	431

Operating Income	185	339
Interest expense, net	154	166
Income Before Reorganization Items and Provision (Benefit) for Income Taxes	31	173

Reorganization items	396	—
Income (Loss) Before Provision (Benefit) for Income Taxes	(365)	173

Provision (benefit) for income taxes	(122)	62
Net Income (Loss)	$(243)	$111
Basic and diluted earnings (loss) per common share	$(1.66)	$0.76
Basic and diluted weighted-average common shares outstanding	147	146
Dividends declared per common share	$—	$0.3425

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Debtor and Debtor-In-Possession

Consolidated Balance Sheets

(Unaudited)

	At March 31,	At December 31,
	2009	2008
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$682	$510
Accounts receivable, net of allowances of $121 and $108	347	366
Deferred directory costs	265	282
Debt issuance costs	—	75
Deferred tax assets	149	49
Prepaid expenses and other	17	18
Total current assets	1,460	1,300
Property, plant and equipment	481	475
Less: accumulated depreciation	380	373
	101	102
Goodwill	76	73
Intangible assets, net	63	66
Pension assets	148	147
Non-current deferred tax assets	123	126
Other non-current assets	8	1
Total assets	$1,979	$1,815
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$250	$9,267
Derivative liabilities	—	248
Accounts payable and accrued liabilities	110	242
Deferred revenue	166	155
Other	11	21
Total current liabilities	537	9,933
Employee benefit obligations	279	287
Unrecognized tax benefits	—	85
Other liabilities	1	1
Total liabilities not subject to compromise	817	10,306

Liabilities subject to compromise	9,797	—

Stockholders’ equity (deficit):
Common stock ($.01 par value; 225 million shares authorized, 148,190,171 and 148,262,447 shares issued and outstanding in 2009 and 2008, respectively)	1	1
Additional paid-in capital (deficit)	(8,761)	(8,764)
Retained earnings	251	494
Accumulated other comprehensive loss	(126)	(222)
Total stockholders’ equity (deficit)	(8,635)	(8,491)
Total liabilities and stockholders’ equity (deficit)	$1,979	$1,815

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Debtor and Debtor-In-Possession

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$(243)	$111
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash reorganization items	396	—
Depreciation and amortization	17	20
Employee retirement benefits	4	2
Deferred income taxes	(146)	2
Provision for uncollectible accounts	62	39
Stock-based compensation	3	(5)
Changes in current assets and liabilities
Accounts receivable	(43)	(30)
Deferred directory costs	17	1
Other current assets	1	4
Accounts payable and accrued liabilities	131	63
Other, net	(15)	(5)
Net cash provided by operating activities	184	202
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(11)	(9)
Acquisitions	(3)	—
Other, net	2	—
Net cash used in investing activities	(12)	(9)
Cash Flows from Financing Activities
Repayment of long-term debt	—	(12)
Dividends paid to Idearc stockholders	—	(50)
Net cash used in financing activities	—	(62)
Increase in cash and cash equivalents	172	131
Cash and cash equivalents, beginning of year	510	48
Cash and cash equivalents, end of period	$682	$179

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Debtor and Debtor-In-Possession

Notes to Consolidated Financial Statements

(Unaudited)

Note 1

Chapter 11 Bankruptcy Filings

Idearc Inc. and its subsidiaries (collectively, “Idearc”, “We”, “Our” or the “Company”) is one of the nation’s largest providers of yellow and white pages directories and related advertising products.  On March 31, 2009 (the “Petition Date”), the Company and its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). The cases are being jointly administered under Case No. 09-31828.

Subject to certain exceptions under the Bankruptcy Code, the Company’s Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against the property of the Company, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

The filing of the Chapter 11 petitions constituted an event of default under the Company’s senior secured credit facility and the indenture governing the 8% senior unsecured notes due 2016, and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations are automatically stayed under the applicable bankruptcy law. In anticipation of this action, the total outstanding debt obligations of $9,267 million were classified as current maturities of long-term debt on the consolidated balance sheet at December 31, 2008. Based on the bankruptcy petition, the long-term debt is included in liabilities subject to compromise at March 31, 2009, excluding a $250 million pre-petition obligation protection payment, which is classified as current maturities of long-term debt.

Likewise, the filing of Chapter 11 bankruptcy constituted an event of default under the Company’s interest rate swap agreements and therefore are no longer deemed financial instruments required to be remeasured at fair value each reporting period, but are now liabilities under the guidance of FASB Statement of Financial Standards No. 5, “Accounting for Contingencies.”  The Company recorded these net liabilities as of the bankruptcy Petition Date in the amount of $496 million.  These net liabilities are classified under liabilities subject to compromise in the accompanying consolidated balance sheet as of March 31, 2009.

Reorganization Process

The Company is currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, debtors-in-possession are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  The Company business continues to generate positive cash flow necessary for daily operations and as such, it is not expected that debtor-in-possession financing will be needed.

Immediately after filing the Chapter 11 petitions, the Company began notifying all known current or potential creditors of the bankruptcy filing. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

At hearings held in April and May 2009, the Bankruptcy Court granted interim approval of several of the Company “first day” motions, including  the payment of certain pre-petition and post-petition obligations of the Company related to employee wages, salaries and benefits and certain customer obligations, as well as the continuation of certain customer programs.  Also, the Bankruptcy Court has authorized the banks to pay outstanding obligations (checks, EFTs, etc.) held in the banking system. Additionally, the Company paid an adequate protection payment of $250 million to the agent of secured lenders under its senior secured credit facilities (the “Lenders”), for pro rata distribution to the Lenders that will reduce pre-petition obligations. The Company has retained legal and financial professionals and certain other “ordinary course” professionals to advise the Company on the bankruptcy proceedings. From time to time, the Company may seek Bankruptcy Court approval for the retention of additional professionals.

As required by the Bankruptcy Code, the United States Trustee for the Northern District of Texas appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Company. There can be no assurance that the Creditors’ Committee will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed. Disagreements between the Company and the Creditors’ Committee could protract the Chapter 11 proceedings, delaying the Company’s emergence from the Chapter 11 proceedings, and thus negatively impacting the Company’s ongoing operations.

Under Section 365 and other relevant sections of the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including, where applicable, the Company’s express termination rights or a quantification of obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights under Section 365 of the Bankruptcy Code.

In order to successfully emerge from Chapter 11, the Company will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to emergence from bankruptcy.

The Company has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and an additional 60 days to obtain necessary acceptances of the plan. If the Company’s exclusivity period lapses, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of certain impaired classes, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. The timing of filing a plan of reorganization by the Company will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully and on a timely basis.

Under the priority order of claims established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must generally be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of the Company’s liabilities and/or securities, including common stock, receiving no distribution and cancellation of their holdings. Due to these uncertainties, the value of the Company’s liabilities and securities, including its common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and securities of the Company. At this time, there is no assurance the Company will be able to restructure as a going concern or successfully implement a plan of reorganization on a timely basis.

For periods subsequent to the Chapter 11 bankruptcy filing, the American Institute of Certified Public Accountant’s Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), has been applied in preparing the consolidated financial statements.  SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process will be classified as reorganization items on the consolidated statement of operations.  Additionally, on the consolidated balance sheet, liabilities are segregated between liabilities not subject to compromise and liabilities subject to compromise.  Liabilities subject to compromise are reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts.

Going Concern Matters

The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, although the Chapter 11 bankruptcy filing raises substantial doubt about the ability to continue as a going concern.  The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts classified as liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company continues to be operationally profitable and continues to provide positive operating cash flows.  As such, debtor-in-possession financing is not expected to be required. However, the Company incurred and will continue to incur significant costs associated with reorganization. These costs are being expensed as incurred. During 2008, the Company began implementing strategic organizational and market exit initiatives to improve ongoing operational efficiencies.  See Note 3 for additional information related to restructuring.

Basis of Presentation

Pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Idearc Inc. and its subsidiaries.  These interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim periods are not necessarily indicative of results for the full year. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

The accompanying unaudited consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 proceeding.  In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareholders’ equity accounts, the effects of any changes that may be made in the Company’s capitalization; or (iv) as to operations, the effects of any changes that may be made to the Company’s business.

Recent Accounting Pronouncements

Enhanced Disclosures for Postretirement Benefit Plan Assets

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132(R)”) to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan.  FSP FAS 132(R)-1 requires the disclosure of the level within the fair value hierarchy (i.e., Level 1, Level 2 and Level 3) in which each major category of plan assets falls using the guidance in SFAS No. 157, “Fair Value Measurement.”  FSP FAS 132(R)-1 is applicable to an employer that is subject to the disclosure requirements of SFAS 132(R) and is effective for fiscal years ending after December 15, 2009.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Note 2

Reorganization Items

As of March 31, 2009, the Company has recorded $396 million of non-cash reorganization items on a separate line item in the consolidated statement of operations, in accordance with provisions established by SOP 90-7.  Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include certain expenses (including professional fees), realized gains and losses and provisions for losses resulting from the reorganization of the business.

The following table displays the details of reorganization items:

Three Months Ended March 31, 2009
(in millions)
Fair value adjustment associated with interest rate swap derivatives	$279
Write-off of deferred losses associated with interest rate swap derivatives	117
Total reorganization items	$396

Note 3

Restructuring

During the first quarter of 2009, the Company recorded $12 million of restructuring charges associated with its ongoing strategic organizational, market exit and pre-petition capital restructuring initiatives, which began during 2008. The $12 million includes $10 million of professional fees associated with pre-petition capital restructuring costs.

The following table sets forth the restructuring costs that are included in general and administrative expense in the consolidated statement of operations for the three months ended March 31, 2009. The Company did not incur any restructuring costs during the first quarter of 2008.

Three Months Ended March 31, 2009
(in millions)
Facilities charges	$1
Capital restructuring - pre-petition	10
Other	1
Total restructuring expense	$12

The following table sets forth the balance of the restructuring accrual at March 31, 2009, and details the changes in the accrued liability through the first quarter of 2009:

	Beginning Balance at January 1, 2009	Restructuring Expense	Payments	Ending Balance at March 31, 2009
	(in millions)
Severance pay and benefits	$3	$—	$(1)	$2
Facilities charges	—	1	(1)	—
Capital restructuring - pre-petition	—	10	(10)	—
Other	—	1	(1)	—
Total	$3	$12	$(13)	$2

The Company anticipates there will be additional restructuring charges in subsequent periods.

Note 4

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the reported net loss for the first three months of 2009, the effect of potentially dilutive common shares was anti-dilutive and therefore not included in the calculation of diluted earnings per share. The effect of potentially dilutive common shares for the first three months of 2008 was not material.

The following table illustrates the calculation of basic and diluted earnings (loss) per share for the first three months of 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in millions, except per share amounts)
Income (loss) available to common stockholders	$(243)	$111
Weighted-average common shares outstanding	147	146
Basic and diluted earnings (loss) per share	$(1.66)	$0.76

Note 5

Additional Financial Information

The tables that follow provide additional financial information related to the Company’s consolidated financial statements.

Balance Sheet

As a result of the Company filing for Chapter 11 there has been a reclass of certain liabilities from accounts payable and accrued liabilities to liabilities subject to compromise.  See Note 6 for additional information related to liabilities subject to compromise.

The following table displays the components of accounts payable and accrued liabilities:

	At March 31,	At December 31,
	2009	2008
	(in millions)
Accounts payable and accrued liabilities
Accounts payable	$18	$34
Accrued expenses	1	48
Accrued vacation pay	20	19
Accrued salaries and wages	46	66
Accrued taxes	25	45
Accrued interest	—	30
Accounts payable and accrued liabilities	$110	$242

The following table displays items previously classified as accounts payable and accrued liabilities that are now categorized as liabilities subject to compromise:

At March 31,
2009
(in millions)
Accounts payable and accrued liabilities classified as liabilities subject to compromise
Accrued expenses	$31
Accrued salaries and wages	2
Accrued taxes	41
Accrued interest	181
Accounts payable and accrued liabilities classified as liabilities subject to compromise	$255

Comprehensive Income

The following table displays the computation of total comprehensive income:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Net income (loss)	$(243)	$111
Other comprehensive income (loss), net of taxes
Unrealized (losses) on cash flow hedges	—	(90)
Other comprehensive income (loss)	—	(90)
Total comprehensive income (loss)	$(243)	$21

As of December 31, 2008, the Company discontinued hedge accounting associated with its interest swap agreements and as a result, all 2009 activities related to the interest rate swaps were recorded to the consolidated statement of operations.  See Note 7 for further discussion on debt obligations and derivative instruments.

As of March 31, 2009, the balance in accumulated other comprehensive loss includes an unrealized loss of $70 million (net of tax of $41 million) related to the unrealized losses on cash flow hedges and ineffectiveness and an unrealized loss of $56 million (net of tax of $35 million) associated with adjustments for pension and post-employment benefits.

As of March 31, 2008, the balance in accumulated other comprehensive loss includes an unrealized loss of $233 million (net of tax of $125 million) related to the unrealized losses on cash flow hedges and ineffectiveness and an unrealized loss of $43 million (net of tax of $29 million) associated with adjustments for pension and post-employment benefits.

Note 6

Liabilities Subject To Compromise

Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization.  SOP 90-7 requires pre-petition liabilities, including those that became known after filing the petition,  that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process, and remain subject to future adjustments from negotiated settlements, actions of the Bankruptcy Court and non-acceptance of certain executory contracts and unexpired leases.  Liabilities subject to compromise also includes items that may be assumed under the plan of reorganization, and may be subsequently reclassified to liabilities not subject to compromise.  The Company has classified all of its debt obligations, including secured debt but excluding the $250 million pre-petition obligation protection payment, as liabilities subject to compromise, as management believes there is uncertainty as to the terms under the plan of reorganization since the filing recently occurred.  Liabilities subject to compromise also include certain pre-petition liabilities, including certain accrued taxes, accrued interest and accrued expenses.  The Company’s cash flow from operations was favorably impacted by the stay of payment related to accrued interest.

The table below identifies the principal categories of liabilities subject to compromise:

At March 31,
2009
(in millions)
Debt obligations	$9,017
Derivative liabilities, net	496
Debt issuance costs	(73)
Accounts payable and accrued liabilities	255
Other current liabilities	8
Unrecognized tax benefits	87
Other noncurrent liabilities	7
Total liabilities subject to compromise	$9,797

Note 7

Debt Obligations and Derivative Instruments

Chapter 11 Bankruptcy Filings

On March 31, 2009, at 9:00 am, the Company and its domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code.  The filing of the Chapter 11 petitions constituted an event of default under certain of the Company’s debt obligations and interest rate swap agreements, and those debt obligations and interest rate swap agreements became automatically and immediately due and payable.  However, under applicable bankruptcy law, an automatic stay of action to collect, assert, or recover a claim against the Company is now in effect.  The Company’s debt obligations are $9,267 million, of which $9,017 million is classified as liabilities subject to compromise and a $250 million pre-petition obligation protection payment which is classified as current maturities of long-term debt on the consolidated balance sheet as of March 31, 2009. In April 2009, the Company paid to the agent of secured lenders under its senior secured credit facilities, a pro rata distribution of $250 million of cash collateral that will reduce pre-petition obligations of cash collateral, subject to Bankruptcy Court approval.

The Company did not make scheduled interest or principal payments on its debt in March of 2009.  As stipulated in the debt credit agreement, the interest rate was automatically changed to the Prime Rate (called the Alternative Base Rate or “ABR”) plus a basis point spread on the revolving credit facility, Tranche A Facility, and the remaining $4,655 million of Tranche B Facility which equates to an all-in interest rate of 3.75%, 3.75% and 4.25%, respectively.

It is expected that the current debt obligation will be negotiated down to approximately $3 billion.  As such, a portion of the forecasted interest payments are not probable of occurring, therefore, the deferred losses in accumulated other comprehensive loss associated with the interest rate swaps were remeasured from $228 million down to $111 million to reflect the component of forecasted interest payments that are likely to occur. The $117 million difference was recognized as a reorganization item in the accompanying consolidated statement of operations for the three months ended March 31, 2009.  The remaining deferred balance of $111 million ($70 million net of tax) in accumulated other comprehensive loss will be amortized to the statement of operations using the effective interest method over the remaining period of the forecasted interest payments.

Due to the Chapter 11 filing, the interest rate swaps are no longer deemed financial instruments required to be remeasured at fair value each reporting period but are now liabilities under the guidance of FASB Statement of Financial Standards No. 5, “Accounting for Contingencies.”  The Company recorded these net liabilities as of the bankruptcy Petition Date in the amount of $496 million.  These liabilities are classified under liabilities subject to compromise in the accompanying consolidated balance sheet as of March 31, 2009.  Additionally, a loss of $279 million was recognized in the first quarter of 2009 as a reorganization item in the consolidated statement of operations that represents the difference in the carrying amount of the liability prior to the bankruptcy Petition Date and the expected amount of the allowed claim.

Debt Obligations

Outstanding debt obligations are as follows:

			At March 31,	At December 31,
	Interest Rates	Maturities	2009	2008
			(in millions)
Senior secured credit facilities:
Revolving credit facility	ABR+ 0.50%	2011	$247	$247
Tranche A facility	ABR+ 0.50%	2009-2013	1,515	1,515
Tranche B facility	ABR+ 1.00%	2006-2014	4,655	4,655
Total senior secured credit facilities			6,417	6,417
Senior unsecured notes	8.0%	2016	2,850	2,850
Debt obligations			9,267	9,267
Less: current maturities of long-term debt			(250)	(9,267)
Debt obligations subject to compromise			$9,017	$—

Senior Secured Credit Facilities

On November 17, 2006, the Company entered into senior secured credit facilities totaling $6,265 million, which consisted of: (a) Tranche A term loan facility of approximately $1,515 million (the “Tranche A Facility”), (b) Tranche B term loan facility of $4,750 million (the “Tranche B Facility”), and (c) a $250 million revolving credit facility. The revolving credit facility matures and is due on November 17, 2011. The senior secured credit facilities are guaranteed by substantially all of Idearc’s subsidiaries and are secured by substantially all present and future assets of Idearc and its subsidiaries.

On October 24, 2008, the Company initiated borrowings of $247 million under its existing $250 million revolving credit facility, leaving available funds at December 31, 2008 of approximately $0.3 million ($250 million revolving credit facility less $247 million in initiated borrowings less $2.7 million in letters of credit outstanding). The borrowing under the revolving credit facility allowed the Company to increase its cash position in order to preserve financial flexibility in light of the current uncertainty in the credit markets. In accordance with the terms of the senior secured credit facility, the proceeds from the borrowing are intended for general corporate purposes. The Company pays a commitment fee of 0.375% for the unused portion of the revolving credit facility, calculated based on the daily unused amount and payable on a quarterly basis.

Payments of principal under the Tranche A Facility were originally due quarterly beginning in 2009, and a final payment due at maturity on November 15, 2013. Principal payments under the Tranche A Facility originally amortized as a percentage of the total term loan in an amount per quarter equal to the following: 2009 — 1.25%; 2010 — 2.50%; 2011 — 3.75%; 2012 — 5.00%; 2013 (first three quarters) — 12.50%; Maturity — 12.50%. The Tranche B Facility was originally payable in equal quarterly installments beginning in 2007 in an amount equal to 0.25% per quarter, with the balance due on the maturity date of November 17, 2014.

Derivative Instruments and Hedging Activities

The Company had interest rate swap agreements with major financial institutions with notional amounts totaling $5,500 million. These interest rate swap agreements consist of four separate swap transactions with $2,700 million originally maturing on June 29, 2012, $1,100 million originally maturing on September 30, 2010, $800 million originally maturing on March 31, 2012 and $900 million with annual notional reductions of $200 million originally maturing on March 31, 2012.  Under the interest rate swap agreements, we paid fixed rate interest at rates ranging from 4.86% to 5.15% and received floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swap agreements comply with debt covenants under the senior secured credit facilities that require at least 50% of total outstanding debt be subject to fixed interest rates through March 2009. We do not enter into derivative financial instruments for trading or speculative purposes.

In addition, on August 18, 2008, the Company entered into an interest rate swap arrangement which effectively resulted in the de-designation of the $1,100 million swap maturing on September 30, 2010. In this arrangement, the remaining life of the $1,100 million swap was combined with a basis swap and re-designated as a cash flow hedge. In the interest rate swap agreement, the Company paid interest based on the three month LIBOR rate and received interest based on the one month LIBOR rate plus an 8.5 basis point spread. The interest rate swap agreement was intended to hedge the variability in cash flows attributable to changes in interest rates on the remaining monthly variable interest payments on borrowings under the Tranche A facility through the original maturity of the swap agreement on September 30, 2010.

As of December 31, 2008, the Company determined the interest rate swaps no longer qualified for hedge accounting as the future payments on the underlying debt were no longer probable of occurring but reasonably possible of occurring beyond the maturity of the existing swaps.  As such, the deferred interest rate swaps losses in accumulated other comprehensive loss were frozen and on January 1, 2009, the Company began amortizing these losses using the effective interest method over the remaining life of the interest rate swaps.   As of March 31, 2009, $28 million was amortized from accumulated other comprehensive loss to interest expense ($18 million net of tax) in the consolidated statements of operations. As previously mentioned, the Company remeasured the interest rate swaps deferred losses in accumulated other comprehensive loss from $228 million (pretax) down to $111 million (pretax) to reflect the component of forecasted interest payments that are likely to occur.  The $117 million difference was recognized as a reorganization item in the consolidated statement of operations in the first quarter of 2009.  The remaining deferred balance of $111 million ($70 million net of tax) in accumulated other comprehensive loss will be amortized to the statement of operations using the effective interest method over the remaining period of the forecasted interest payments.

Senior Unsecured Notes

The outstanding senior unsecured notes of $2,850 million were originally issued under an indenture dated November 17, 2006. During the second quarter of 2007, the Company completed an offer to exchange substantially all of the outstanding senior unsecured notes, which were originally issued in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), for an equal principal amount of a new issue of senior unsecured notes registered under the Securities Act. The senior unsecured notes originally matured on November 17, 2016. Interest was payable semiannually (at 8% per year) in cash to holders of record of senior unsecured notes. The senior unsecured notes were guaranteed by substantially all subsidiaries of Idearc Inc. The senior unsecured notes are general unsecured obligations of Idearc Inc. and are effectively subordinated to all secured indebtedness of Idearc Inc. to the extent of the value of the assets securing this secured indebtedness. Idearc Inc. has no independent assets or operations. The guarantees by its subsidiaries are full and unconditional and joint and several and any subsidiaries of Idearc Inc., other than the subsidiary guarantors, are minor.

Note 8

Pension and Other Post-Employment Benefit Costs

The Company provides pension and post-employment benefits to most of its employees. The Company’s pension plans are noncontributory defined benefit pension plans. The post-employment health care and life insurance plans (“OPEB”) for the Company’s retirees and their dependents are both contributory and noncontributory and include a limit on the Company’s share of cost for recent and future retirees.

Net Periodic Cost

The following table summarizes the benefit costs related to the Company’s pension and post-employment health care and life insurance plans for the three month periods ended March 31, 2009 and 2008:

	Pension		Health Care and Life
Three Months Ended March 31,	2009	2008	2009	2008
	(in millions)
Service cost	$1	$2	$1	$1
Interest cost	8	8	4	4
Expected return on plan assets	(11)	(13)	—	—
Actuarial loss, net	1	—	—	—
Net periodic benefit (income) cost	$(1)	$(3)	$5	$5

Note 9

Employee Benefits

Savings Plan Benefits

The Company sponsors defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in these plans. The Company offers three defined contribution plans for the benefit of current and former employees. Under these plans, a certain percentage of eligible employee contributions are matched with company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees. The Company recorded total savings plan expenses of $6 million and $7 million for the three months ended March 31, 2009 and 2008, respectively.

Severance Benefits

During the three months ended March 31, 2009 and 2008, the Company paid severance benefits of $2 million and $4 million respectively.

Note 10

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

Restricted Stock

The 2006 and 2008 Plans provide for grants of restricted stock.  These awards are classified as equity awards based on the criteria established by Statement of Financial Accounting Standards No. 123(R), “ Share-Based

Payment “ (“SFAS 123(R)”).  The fair value of the restricted awards is determined based on the price of Idearc common stock on the date of grant.

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

A portion of the cost related to these restricted stock awards is included in the Company’s compensation expense for the three months ended March 31, 2009 and 2008.

Changes in the Company’s outstanding restricted stock awards for the three months ended March 31, 2009, were as follows:

	Number of Restricted Stock Awards (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2009	2,094	$7.35
Granted	6	1.70
Vested	(193)	26.18
Forfeitures	(36)	9.71
Outstanding restricted stock at March 31, 2009	1,871	$5.35

Performance Units and Performance Share Units

The 2006 and 2008 Plans provide for grants of performance units and performance share units that can be settled in cash, shares of Idearc common stock, or a combination thereof.  These awards are classified as either liability or equity awards based on the criteria established by SFAS 123(R).

During 2008, certain employees were granted a target number of performance share units under the 2008 Plan as part of the Company’s 2008 long-term incentive compensation program.  The target number of performance share units may be increased (to a maximum of 200% of the target) or decreased (to zero) based on the Company’s total stockholder return (“TSR”) relative to the TSR of the individual stocks comprising a market benchmark (weighted 80%) and a competitor (weighted 20%) over a three-year measurement period.  The measurement period began on March 8, 2008, and will end in 2011 on the 20th trading day following the date the Company releases to the public its annual earnings for the year ending December 31, 2010.  Each performance share unit will be settled for one share of Idearc common stock.

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

This award is classified as an equity award because it will be settled in shares of Idearc common stock upon vesting.  All payments are subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance share unit award liability is measured at its fair value at the time of grant, which, for this purpose, was the date on which the Company’s stockholders approved the 2008 Plan. A portion of the cost related to this performance share unit liability is included in the Company’s stock-based compensation expense for the three months ended March 31, 2009.

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

This award is classified as a liability award because it will be settled in cash upon vesting.  All payments are subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance unit award liability is measured at its fair value at the end of each reporting period and will fluctuate based on the performance of Idearc common stock and Idearc’s TSR relative to the TSR of the market benchmark.  A portion of the cost related to this performance unit liability is included in the Company’s stock-based compensation expense for the three months ended March 31, 2009 and 2008.

Changes in the Company’s outstanding performance units and performance share units for the three months ended March 31, 2009, were as follows:

	Performance Units / Performance Share Units (in thousands)	Weighted- Average Fair Value
Outstanding performance units/performance share units at January 1, 2009	3,449	$2.84
Granted	—	—
Forfeitures	(3)	$3.02
Outstanding performance units/performance share units at March 31, 2009	3,446	$2.75

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

The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model.  The model incorporates assumptions regarding inputs as follows:

•                  Expected volatility is a blend of implied volatility based on market-traded options on Idearc common stock and the historical volatility of Idearc stock over its history;

•                  Expected life is based on the SEC shortcut method as described in Staff Accounting Bulletin 110; and

•                  The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

A portion of the cost related to these stock option awards is included in the Company’s compensation expense for the three months ended March 31, 2009.

Changes in the Company’s outstanding stock option awards for the three months ended March 31, 2009 were as follows:

	Number of Stock Option Awards (in thousands)	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)

Outstanding stock option awards at January 1, 2009	650	$3.51	9.46	$—
Granted	—	—	—	—
Exercises	—	—	—	—
Forfeitures/expirations	—	—	—	—
Outstanding stock option awards at March 31, 2009	650	$3.51	9.21	$—

The pre-tax compensation expense recognized for the three months ended March 31, 2009 and 2008, related to stock-based compensation was $3 million and $(5) million, respectively. These costs are recorded as part of general and administrative expenses on the consolidated statements of operations.

As of  March 31, 2009, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock, performance units, performance share units and stock options was approximately $9 million and is expected to be recognized over a weighted-average period of approximately 1.3 years.

Note 11

Income Taxes

Income taxes for the three months ended March 31, 2009 and 2008 have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense and the tax effect of other one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 32% for 2009. The full year effective tax rate for 2008 was 34.4%.  The decline in the effective tax rate is primarily due to a lower effective state tax rate and a more favorable permanent tax deduction.  The Company’s effective tax rate may be subject to changes in future periods as a result of potential changes in business operations and events related to bankruptcy proceedings.

Note 12

Litigation

On March 31, 2009 (the “Petition Date”), the Company and all of its domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  These chapter 11 cases are being jointly administered under the caption In re: Idearc Inc, et al, Case No. 09-31828 (the “Chapter 11 Case”).  The Company continues to operate our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  As of the Petition Date, virtually all pending litigation wherein the Company or any of its domestic subsidiaries is named as a defendant is stayed as to the Company and its domestic subsidiaries, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Company.  At this time, it is not possible to predict the outcome of the Chapter 11 Case or its effect on our business or the actions described below.

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

In late December 2008, the Company received tax assessments from the State of Washington related to operating taxes allegedly due on the Company’s inter-company transactions.  The proposed assessments totaling approximately $12.5 million relate to the audit period January 1, 2003 through June 30, 2008.  On February 19, 2009, the Company filed appeals to these assessments.

The Company was served with a lawsuit on January 29, 2009, originally filed on January 13, 2009, in the U.S. District Court for the Southern District of California.  The plaintiff in this case claims that the Company used plaintiff’s copyrighted material without a license in multiple publications across the country.  Plaintiff seeks an injunction and both statutory and actual damages.  As of February 6, 2009, the time for filing a responsive pleading had not yet run. This matter has been stayed by Idearc’s petition for relief filed with the United States Bankruptcy Court on March 31, 2009.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not on the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust.  The suit generally alleges that, at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts which made their statements misleading, regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On April 30, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not on the Company or its subsidiaries).  The suit was filed by Jan Buettgen as named plaintiff on behalf of purchasers of the Company’s common stock between August 10, 2007, and March 31, 2009, inclusive.  The complaint generally alleges that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaint alleges violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are one of the largest yellow pages directories publishers in the United States as measured by revenues, and we believe that we are one of the nation’s leading online local search providers. Our products include print yellow pages, print white pages, Superpages.com, our online local search resource, and Superpages Mobile, our information directory for wireless subscribers. We are the exclusive official publisher of Verizon print directories in the markets in which Verizon is currently the incumbent local exchange carrier. We use the Verizon brand on our print directories in these and other specified markets. We are also the exclusive official publisher of print directories in the Maine, New Hampshire, and Vermont markets where FairPoint Communications, Inc. purchased local exchange assets from Verizon.

Chapter 11 Bankruptcy Filings

On March 31, 2009 (the “Petition Date”), the Company and all of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). The cases are being jointly administered under Case No. 09-31828.

Subject to certain exceptions under the Bankruptcy Code, our Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against Idearc or our property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from Idearc, or to create, perfect or enforce any lien against the property of Idearc, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

The filing of the Chapter 11 petitions constituted an event of default under our senior secured credit facility and the indenture governing the 8% senior unsecured notes due 2016, and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations are automatically stayed under the applicable bankruptcy law. In anticipation of this action, the total outstanding debt obligations of $9,267 million were classified as current maturities of long-term debt on the consolidated balance sheet at December 31, 2008. Based on the bankruptcy petition, our long-term debt is included in liabilities subject to compromise at March 31, 2009, excluding a $250 million pre-petition obligation protection payment, which is classified as current maturities of long-term debt.

Likewise, the filing of Chapter 11 bankruptcy constituted an event of default under our interest rate swap agreements and therefore are no longer deemed financial instruments required to be remeasured at fair value each reporting period but are now liabilities under the guidance of FASB Statement of Financial Standards No. 5, “Accounting for Contingencies.”  We recorded these net liabilities at the bankruptcy petition amount of $496 million.  These net liabilities are classified under liabilities subject to compromise in the accompanying consolidated balance sheet as of March 31, 2009.

Reorganization Process

We are currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, debtors-in-possession are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  Our business continues to generate positive cash flow necessary for daily operations and as such, it is not expected that debtor-in-possession financing will be needed.

Immediately after filing the Chapter 11 petitions, we began notifying all known current or potential creditors of the bankruptcy filing. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

At hearings held in April and May 2009, the Bankruptcy Court granted interim approval of several of Idearc’s “first day” motions, including the payment of certain pre-petition and post-petition obligations of Idearc related to employee wages, salaries and benefits and certain customer obligations, as well as the continuation of certain customer programs.  Also, the Bankruptcy Court has authorized and directed the banks to pay outstanding obligations (checks, EFTs, etc.) held in the banking system. Additionally, we paid an adequate protection payment of $250 million to the agent of secured lenders under its senior secured credit facilities (the “Lenders”), for pro rata distribution to the Lenders that will reduce pre-petition obligations. We have retained legal and financial professionals and certain other “ordinary course” professionals to advise us on the bankruptcy proceedings. From time to time, we may seek Bankruptcy Court approval for the retention of additional professionals.

As required by the Bankruptcy Code, the United States Trustee for the Northern District of Texas appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to Idearc. There can be no assurance that the Creditors’ Committee will support Idearc’s positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed. Disagreements between Idearc and the Creditors’ Committee could protract the Chapter 11 proceedings, delaying our emergence from the Chapter 11 proceedings, and thus negatively impacting our ongoing operations.

Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including, where applicable, our express termination rights or a quantification of obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights under Section 365 of the Bankruptcy Code.

In order to successfully emerge from Chapter 11, we will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to emergence from bankruptcy.

We have the exclusive right, for 120 days after the Petition Date, to file a plan of reorganization and an additional 60 days to obtain necessary acceptances of the plan. If our exclusivity period lapses, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of certain impaired classes, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully and on a timely basis.

Under the priority order of claims established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must generally be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of Idearc’s liabilities and/or securities, including common stock, receiving no distribution and cancellation of their holdings. Due to these uncertainties, the value of Idearc’s liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and securities of Idearc. At this time, there is no assurance we will be able to restructure as a going concern or successfully implement a plan of reorganization in a timely basis.

For periods subsequent to the Chapter 11 bankruptcy filing, the American Institute of Certified Public Accountant’s Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), has been applied in preparing the consolidated financial statements.  SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process will be classified as reorganization items on the consolidated statement of operations.  Additionally, on the consolidated balance sheet, liabilities are segregated between liabilities not subject to compromise and liabilities subject to compromise.  Liabilities subject to compromise are reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts.

Going Concern Matters

The consolidated financial statements and related notes have been prepared assuming that Idearc will continue as a going concern, although the Chapter 11 bankruptcy filing raises substantial doubt about the ability to continue as a going concern.  The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts classified as liabilities or any other adjustments that might be necessary should Idearc be unable to continue as a going concern.

Idearc continues to be operationally profitable and continues to provide positive operating cash flows.  As such, debtor-in-possession financing is not expected to be required. However, we incurred and will continue to incur significant costs associated with reorganization. These costs are being expensed as incurred.  During 2008, we implemented strategic organizational and market exit initiatives to improve ongoing operational efficiencies.  See Note 3 to our consolidated financial statements included in this report for additional information related to restructuring.

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

New Initiatives

During the first quarter of 2009, we rolled out several innovative, industry-leading sales and marketing initiatives, including the new SuperGuarantee program and its associated national advertising program.  The SuperGuarantee program is a consumer focused program designed to make it easier and faster for consumers to find businesses they trust so that when a consumer chooses a client of Idearc, they can count on them to do the job right or we will make it right.  It is anticipated that our new sales and marketing programs will improve revenue performance and, as a result, improve the long-term viability of Idearc’s financial health.

Print Products Advertising Sales

Our print products advertising sales have continued to decline due to weaker economic conditions and competition from other advertising media.  These declines in print products advertising sales will impact print products revenue throughout 2009, due to the amortization method of accounting.  For the three months ended March 31, 2009 and 2008, net print products advertising sales declined 17.5% and 8.3%, compared to the same periods in 2008 and 2007, with multi-product advertising sales declining 15.8% and 7.0% for the same periods, respectively.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth our operating results for the three month periods ended March 31, 2009 and 2008:

Three months ended March 31,	2009	2008	Change	% Change
	(in millions, except %)
Operating Revenue
Print products	$600	$696	$(96)	(13.8)%
Internet	73	73	—	—
Other	1	1	—	—
Total operating revenue	674	770	(96)	(12.5)

Operating Expense
Selling	197	183	14	7.7
Cost of sales (exclusive of depreciation and amortization)	151	149	2	1.3
General and administrative	124	79	45	57.0
Depreciation and amortization	17	20	(3)	(15.0)
Total operating expense	489	431	58	13.5

Operating income	185	339	(154)	(45.4)
Interest expense, net	154	166	(12)	(7.2)
Income before reorganization items and provision (benefit) for income taxes	31	173	(142)	(82.1)
Reorganization items	396	—	396	NM
Income (loss) before provision (benefit) for income taxes	(365)	173	(538)	NM
Provision (benefit) for income taxes	(122)	62	(184)	NM
Net income (loss)	$(243)	$111	$(354)	NM

Operating Revenue

Operating revenue of $674 million in the first quarter of 2009 decreased $96 million, or 12.5%, compared to $770 million in the first quarter of 2008 for the reasons described below.

Print Products. Revenue from print products of $600 million in the first quarter of 2009 decreased $96 million, or 13.8%, compared to $696 million in the first quarter of 2008. This decline resulted from reduced advertiser renewals, partially offset by the addition of new advertisers and revenue from new product offerings. We continued to face competition in the print directory market and from other advertising media, including cable television, radio and the Internet.

Internet. Internet revenue in the first quarter of 2009 and 2008 was $73 million.

Operating Expense

Operating expense of $489 million in the first quarter of 2009 increased $58 million, or 13.5%, compared to $431 million in the first quarter of 2008 for the reasons described below.

Selling. Selling expense of $197 million in the first quarter of 2009 increased $14 million, or 7.7%, compared to $183 million in the first quarter of 2008. This increase resulted primarily from higher advertising costs associated with our new national advertising program, partially offset by lower employee related costs and lower sales commissions.

Cost of Sales. Cost of sales of $151 million in the first quarter of 2009 increased $2 million, or 1.3%, compared to $149 million in the first quarter of 2008. This increase was primarily due to higher Internet traffic costs and higher contract services costs, partially offset by reduced printing costs and lower employee related costs.

General and Administrative. General and administrative expense of $124 million in the first quarter of 2009 increased $45 million, or 57.0%, compared to $79 million in the first quarter of 2008.  The increase was primarily driven by higher bad debt expense, increased stock-based compensation expense (2008 included an expense credit) and higher restructuring costs.  During the first quarter of 2009, we recorded $12 million of restructuring charges associated with our ongoing strategic organizational, market exit and pre-petition capital restructuring initiatives, which began during 2008.  The $12 million includes $10 million of professional fees associated with pre-petition capital restructuring costs.  Additionally, we had higher contract services costs, increased insurance costs, and higher employee related costs (2008 included a one-time expense credit).  These increases were partially offset by a reduction in transition costs associated with our spin-off from Verizon which concluded in 2008, and lower severance costs.  Bad debt expense of $62 million in the first quarter of 2009, increased by $23 million, or 59.0%, compared to $39 million in the first quarter of 2008.  Bad debt expense as a percent of total operating revenue was 9.2% for the first quarter compared to 5.1% for the first quarter of 2008.

Interest Expense, Net

Interest expense, net of interest income, of $154 million decreased $12 million, or 7.2%, compared to $166 million in the first quarter of 2008 as a result of reduced principal balances and lower interest rates associated with our debt.

Reorganization Items

As of March 31, 2009, we have recorded $396 million as reorganization items on a separate line item in the consolidated statement of operations, in accordance with provisions established by SOP 90-7.  Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include certain expenses (including professional fees), realized gains and losses and provisions for losses resulting from the reorganization of the business.

The filing of Chapter 11 constituted an event of default under our interest rate swap agreements and therefore are no longer deemed financial instruments required to be remeasured at fair value each reporting period but are now liabilities under the guidance of FASB Statement of Financial Standards No. 5, “Accounting for Contingencies.”  This resulted in a non-cash charge of $279 million and was recognized as a reorganization item in the consolidated statement of operations in the first quarter of 2009.

In March of 2009, deferred losses in accumulated other comprehensive loss associated with the interest rate swaps were remeasured to reflect the component of forecasted interest rate payments that are likely to occur. This resulted in a non-cash charge of $117 million and was recognized as a reorganization item in the accompanying consolidated statement of operations in the first quarter of 2009.

Provision for Income Taxes

Provision (benefit) for income taxes of ($122) million in the first quarter of 2009 decreased $184 million, compared to $62 million in the first quarter of 2008 primarily due to the impact of the items listed above. The effective tax rates for the first quarter of 2009 and 2008 are 33.4% and 35.8%, respectively. The results for the three months ended March 31, 2009 and 2008, include the effects of one-time discrete items.  We anticipate the effective tax rate, including interest expense and other one-time discrete items, to approximate 32% for 2009. The full year effective tax rate for 2008 was 34.4%.  Our effective tax rate may be subject to changes in future periods as a result of potential changes in business operations and events related to bankruptcy proceedings.

Liquidity and Capital Resources

The following table sets forth a summary of cash flows for the three month periods ended March 31, 2009 and 2008:

Three Months Ended March 31,	2009	2008	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$184	$202	$(18)
Investing activities	(12)	(9)	(3)
Financing activities	—	(62)	62
Increase In Cash and Cash Equivalents	$172	$131	$41

We continue to provide positive operating cash flows. As such, debtor-in-possession financing is not expected to be required. However, we will incur significant costs associated with the reorganization, which will negatively impact our cash position.

Our primary source of funds continues to be cash generated from operations. In the first quarter of 2009, net cash provided by operating activities decreased $18 million, or 8.9%, compared to the first quarter of 2008, primarily due to lower cash collections associated with lower revenues, coupled with higher bad debt write-offs and higher payments associated with restructuring costs partially offset by lower interest payments on debt, as the scheduled interest payments were not made in March of 2009.

Net cash used in investing activities of $12 million increased $3 million, or 33.3%, in the first quarter of 2009 as compared to $9 million in the first quarter of 2008 primarily due to higher capital expenditures.

There were no cash financing activities in the first quarter of 2009 as the scheduled principal payments were not made in March of 2009.  In the first quarter of 2008, net cash used in financing activities consisted of dividend payments of $50 million and repayment of long-term debt of $12 million.

Additionally, in April of 2009, we paid to the agent of secured lenders under our senior secured credit facilities (the “Lenders”), for pro rata distribution to the Lenders, a payment of $250 million of cash collateral that will reduce pre-petition obligations as adequate protection, subject to Bankruptcy Court approval of our motion to use the cash collateral.

Critical Accounting Policies

As a result of filing for Chapter 11 under the Bankruptcy Code, we adopted SOP 90-7 on March 31, 2009. We prepared our financial statements in accordance with its requirements for the first quarter of 2009. SOP 90-7, which is applicable to companies operating under Chapter 11, generally does not change the manner in which financial statements are prepared. However, SOP 90-7 does require that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Certain expenses (including professional fees), realized gains and losses and provisions for losses that can be directly associated with the reorganization and related restructuring of our business were reported separately as reorganization items in our consolidated statements of operations. Our consolidated balance sheet as of March 31, 2009 distinguishes pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that were affected by the plan of reorganization were reported at the amounts expected to be allowed by the Bankruptcy Court. In addition, items associated with the reorganization are disclosed separately in our consolidated statements of cash flows.

For the Company’s other critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.

Recent Accounting Pronouncements

Enhanced Disclosures for Postretirement Benefit Plan Assets

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132(R)”) to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan.  FSP FAS 132(R)-1 requires the disclosure of the level within the fair value hierarchy (i.e., Level 1, Level 2 and Level 3) in which each major category of plan assets falls using the guidance in SFAS No. 157, “Fair Value Measurement.”  FSP FAS 132(R)-1 is applicable to an employer that is subject to the disclosure requirements of SFAS 132(R) and is effective for fiscal years ending after December 15, 2009.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk.

Chapter 11 Bankruptcy Filings

On March 31, 2009, at 9:00 am, the Company and all of its domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code.  The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy laws.  Our debt obligations are $9,267 million, of which $9,017 million is classified under liabilities subject to compromise and a $250 million pre-petition obligation protection payment which is classified as current maturities of long-term debt in the accompanying consolidated balance sheet at March 31, 2009.

We did not make scheduled interest or principal payments on our debt in March of 2009.  As stipulated in the debt credit agreement, the interest rates were automatically changed to the Prime Rate (called the Alternative Base Rate or “ABR”) plus a basis point spread on the revolving credit facility, Tranche A Facility, and the remaining $4,655 million of Tranche B Facility which equates to an all-in interest rate of 3.75%, 3.75% and 4.25%, respectively.

As of December 31, 2008, we determined the interest rate swaps no longer qualified for hedge accounting as the future payments on the underlying debt were no longer probable of occurring but reasonably possible of occurring beyond the maturity of the existing swaps.  As such, the deferred interest rate swaps losses in accumulated other comprehensive loss were frozen and, on January 1, 2009, we began amortization using the effective interest method over the remaining life of the interest rate swaps.  As of March 31, 2009, $28 million was amortized from accumulated other comprehensive loss to interest expense, net ($18 million net of tax) in the consolidated statement of operations.

It is expected that the current debt obligation will be negotiated down to approximately $3 billion.  As such, a portion of the forecasted interest payments are not probable of occurring, therefore, the deferred losses in accumulated other comprehensive loss associated with the interest rate swaps were remeasured from $228 million down to $111 million to reflect the component of forecasted interest payments that are likely to occur. The $117 million difference was recognized as a reorganization item in the accompanying consolidated statement of operations for the three months ended March 31, 2009.  The remaining deferred balance of $111 million ($70 million net of tax) in accumulated other comprehensive loss will be amortized to the statement of operations using the effective interest method over the remaining period of the forecasted interest payments.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings.

On March 31, 2009 (the “Petition Date”), the Company and all of its domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  These chapter 11 cases are being jointly administered under the caption In re: Idearc Inc, et al, Case No. 09-31828 (the “Chapter 11 Case”).  The Company continues to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  As of the Petition Date, virtually all pending litigation wherein the Company or any of its domestic subsidiaries is named as a defendant is stayed as to the Company and its domestic subsidiaries, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Company.  At this time, it is not possible to predict the outcome of the Chapter 11 Case or their effect on our business or the actions described below.

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

In late December 2008, the Company received tax assessments from the State of Washington related to operating taxes allegedly due on the Company’s inter-company transactions.  The proposed assessments totaling approximately $12.5 million relate to the audit period January 1, 2003 through June 30, 2008.  On February 19, 2009, the Company filed appeals to these assessments.

The Company was served with a lawsuit on January 29, 2009, originally filed on January 13, 2009, in the U.S. District Court for the Southern District of California.  The plaintiff in this case claims that the Company used plaintiff’s copyrighted material without a license in multiple publications across the country.  Plaintiff seeks an injunction and both statutory and actual damages.  As of February 6, 2009, the time for filing a responsive pleading had not yet run. This matter has been stayed by Idearc’s petition for relief filed with the United States Bankruptcy Court on March 31, 2009.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not on the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust.  The suit generally alleges that, at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts which made their statements misleading, regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On April 30, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not on the Company or its subsidiaries).  The suit was filed by Jan Buettgen as named plaintiff on behalf of purchasers of the Company’s common stock between August 10, 2007, and March 31, 2009, inclusive.  The complaint generally alleges that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaint alleges violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

Item 1A.           Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to other information set forth in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II of our 2008 Annual Report, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.  Set forth below are several risk factors that have been modified or have materially changed from the risk factors discussed in our 2008 Annual Report.  The risks described in this Quarterly Report and in our 2008 Annual Report are not the only risks facing our Company.  Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change, however, new risks that are currently unknown to us may surface in the future which materially adversely affect our business, financial condition, operating results or cash flow in the future.

Risks Related to Our Chapter 11 Case

We have filed voluntary petitions for reorganization under the Bankruptcy Code that may have an adverse effect on our business, financial condition and results of operation.

On March 31, 2009, the Company and all of its domestic subsidiaries (collectively with the Company), filed voluntary petitions seeking reorganization relief under the Bankruptcy Code.  During the Chapter 11 Case,  our operations are subject to the risks and uncertainties associated with bankruptcy.

Our business, financial condition and results of operations could be negatively impacted by the loss of customers and suppliers.

Difficulties of providing services while attempting to reorganize our business in bankruptcy may make it more difficult to maintain and promote our services and attract customers to our services and to keep our suppliers.  Our suppliers, vendors and services providers may require stricter terms and conditions.  The loss of any of our customers or suppliers during the pendency of the Chapter 11 Case could have an adverse effect on our business, financial condition and results of operations.  In addition, we may experience other adverse effects, including, without limitation, a loss of confidence by current and prospective suppliers.  Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our businesses, financial condition and results of operations.

We may have insufficient liquidity to successfully operate their businesses.

We expect to incur significant costs as a result of the Chapter 11 Case and the transactions contemplated by the plan of reorganization.  We expect to incur substantial costs for professional fees and other expenses.  We are dependent upon the negotiation of an acceptable use of cash collateral in order to have access to existing cash balances to fund working capital expenses as well as all other expenses incurred throughout the pendency of the Chapter 11 Case.  We may need to obtain additional financing to fund our operations and capital expenditures. There can be no assurance as to our ability to obtain sufficient financing. We are currently financing our operations during our reorganization using cash on hand. The challenges of obtaining financing are exacerbated by adverse conditions in the general economy and the tightening in the credit markets. These conditions and our Chapter 11 Case make it more difficult for us to obtain financing.

Our business could suffer from the loss of key personnel.

We are dependent on the continued services of our senior management team and other key personnel.  The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. We may be unable to retain and motivate key executives and employees through the process of reorganization, and we may have difficulty attracting new employees. In addition, so long as the Chapter 11 Case continues, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.

Our inability to take advantage of business opportunities during the Chapter 11 Case, without Bankruptcy Court approval.

Transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. In addition, the Bankruptcy Code limits our ability to incur additional indebtedness, make investments, sell assets, consolidate, merge or sell or otherwise dispose of all or substantially all of our assets or grant liens. These restrictions may place us at a competitive disadvantage.  We may be unable to continue to grow our business through acquisitions and restrictions on our ability to pursue other business strategies, unless we obtain Bankruptcy Court approval for those transactions.

Pursuit of litigation by the parties in interest could disrupt the confirmation of the plan of reorganization (the “plan”)  and could have material adverse effects on the Company’s business and financial condition.

There can be no assurance that any parties in interest will not pursue litigation strategies to enforce any claims against the Company. Litigation is by its nature uncertain and there can be no assurance of the ultimate resolution of such claims.  Any litigation may be expensive, lengthy, and disruptive to the Debtors’ normal business operations and the plan confirmation process, and a resolution of any such strategies that is unfavorable to the Debtors could have a material adverse affect on the plan confirmation process or their respective business, results of operations, financial condition, liquidity or cash flow.

We may not be able to consummate a successful plan of reorganization or obtain Bankruptcy Court approval.

There can be no assurance that we will be able to successfully develop, execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Case that are acceptable to the Bankruptcy Court and the Company’s creditors and other parties in interest. Additionally, third parties may seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 Trustee, or to convert the case to a Chapter 7 case.

After developing a plan of reorganization and obtaining the approval of an impaired class, the Bankruptcy Court may exercise substantial discretion or may choose not to confirm the plan of reorganization.  We may not be able to obtain Bankruptcy Court approval or such approval may be delayed with respect to actions we may seek to undertake in the Chapter 11 Case.

A long and protracted restructuring could adversely affect the Company’s business and financial condition.

If a liquidation or protracted reorganization were to occur, there is a significant risk that the value of the our enterprise would be substantially eroded.  Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization.  Failure to obtain this approval in a timely manner could adversely affect our operating results, as our ability to fund operations and maintain relations with customers and suppliers may be harmed by protracted bankruptcy proceedings.  Furthermore, we cannot predict the ultimate amount of all settlement terms for our liabilities that will be subject to a plan of reorganization.  Once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective customers, suppliers and other business partners to do business with a company that recently emerged from bankruptcy proceedings.  Even assuming a successful emergence from chapter 11, there can be no assurance as to the overall long-term viability of our business.

Adverse publicity in connection with the Chapter 11 Case or otherwise, could negatively affect our business.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Case, may negatively impact our efforts to establish and promote name recognition and a positive image after emergence from the Chapter 11 Case.

Risks Related to Our Business and our Financial Condition

We have defaulted under our senior secured credit facility and our senior notes.

Our consolidated audited financial statements for the fiscal year ending December 31, 2008 contained an explanatory paragraph regarding our ability to continue as a “going concern”, which constituted a default under our senior secured credit facility (the “Senior Credit Facility”).  On March 31, 2009, we failed to make scheduled payments under the Senior Credit Facility of approximately $42 million in interest and approximately $31 million in principal, resulting in an additional default under the Senior Credit Facility.  Our voluntary filing of the bankruptcy case constituted an event of default under the Senior Credit Facility.  As a result of such defaults, the commitments under the Senior Credit Facility immediately terminated and all borrowings, with accrued interest thereon, and all other amounts owed by us, including all amounts under outstanding letters of credit, became immediately due and payable.  In addition, the bankruptcy filing constituted an event of default under the indenture governing the Company’s 8% senior unsecured notes due 2016 (the “Unsecured Notes”).  As a result of such default, the principal amount plus accrued and unpaid interest on the Unsecured Notes is due and payable.  As of March 31, 2009, the aggregate principal amounts outstanding under the Senior Credit Facility, including the termination value of swap agreements, are approximately $6,913 million and the aggregate principal amounts outstanding under the Unsecured Notes are approximately $2,850 million.

Since our lenders have declared the total debt outstanding to be due and payable, we do not have sufficient liquidity to satisfy our total debt obligations.  However, as a result of our bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under the Senior Credit Facility and the Unsecured Notes have been stayed, and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.  In our Chapter 11 Case, we are negotiating with the holders of the Senior Credit Facility and Unsecured Notes to restructure our total debt obligations.

We urge that caution be exercised with respect to existing and future investments in our equity securities as it is anticipated that a restructuring under a plan of reorganization will substantially change our capital structure, including, without limitation, the extinguishment of existing common stock without distribution to existing equity holders.

A restructuring consummated in a proceeding under federal bankruptcy laws could result in significant changes to our current debt and equity ownership structure. We expect a restructuring will likely result in our assets and liabilities being re-valued using “fresh start” accounting as provided by AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy.”

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

Our restructuring efforts to strengthen our balance sheet and reduce our debt will most likely adversely affect holders of our common stock through dilution or complete loss in value.

Our plan of reorganization to restructure our capital structure and reduce our debt service obligations will most likely include additional issuances of equity securities in exchange for our indebtedness. Any debt securities or preferred stock that might be issued will have liquidation rights, preferences and privileges senior to those of holders of our current outstanding common stock. The issuance of additional shares of our common stock may be dilutive to our stockholders, including holders who receive shares of common stock in any restructuring.

We cannot predict the extent to which this dilution and the possibility of additional issuances and sales of our common stock will negatively affect the trading price or the liquidity of our common stock. In addition, there is a possibility that any of our restructuring efforts could result in holders of our common stock receiving no value for their holdings and the holders of our existing debt receiving a significant portion or all the equity interest in the company.

The liquidity of any trading market that currently exists for the Senior Notes may be further adversely affected by our plan to restructure our balance sheet and debt service obligations. Holders of the Senior Notes will most likely find it more difficult to sell their Senior Notes when they want to, and if they do, they may not be able to receive the price they want.

There is currently limited trading for the Senior Notes. The trading market for the Senior Notes may become more limited or may cease altogether as a result of our filing petitions seeking reorganization relief under the Bankruptcy Code. The market price of the Senior Notes has suffered significant declines and remains volatile, increasing the risk of loss to holders of the Senior Notes. The market price of the Senior Notes will most likely continue to be subject to significant fluctuations in response to various factors and events, including the depth and liquidity of the trading market for the Senior Notes, variations in our operating results and general economic and competitive conditions. The extent of the markets for the Senior Notes and the availability of price quotations will depend upon a number of factors, including the number of holders of Senior Notes and the interest of securities firms in maintaining a market in the Notes. In addition, there is a possibility that any of our restructuring efforts may result in a substantial reduction in the principal amount of the senior notes or the holders of the senior notes receiving little or no value for their holdings in the company.

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

We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. Many of these competitors are larger than we are and have greater financial resources than we have. The market share of these competitors may increase and our market share may decrease.  Since we have filed our Chapter 11 Case and most competitors have not filed bankruptcy, we are at a disadvantage and our competitors may take advantage of our position with potential customers.

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

Our business and financial condition would be adversely affected by a prolonged economic downturn.

Our business is subject to the adverse economic conditions currently present in the United States, including decreased levels of business activity across many market segments, decreased advertising demand, interest rate volatility, and limited credit availability.   Our total operating revenues in 2008 were negatively affected by the economic downturn, which has continued into 2009.

Substantially all of our net revenues are derived from the sale of advertising. Expenditures by advertising clients are sensitive to economic conditions and tend to decline in a recession or other periods of uncertainty.  A continuation of current economic conditions could result in further reductions of the advertising expenditures of our clients.

Our reliance on small- and medium-sized businesses exposes us to increased credit risks.

As of December 31, 2008, approximately 84% of our print directory advertising revenues were derived from selling advertising to local businesses, which are generally small- and medium-sized businesses. In the ordinary course of our directory operations, we bill most of these clients over the course of a 12-month period. Full collection of delinquent accounts can take many months or may never occur. For 2008, bad debt expense represented 6.9% of our net revenue, an increase from 5.0% in 2007. In addition, for the first three months of 2009 bad debt expense represented 9.2% of our net revenue an increase from 5.1% in the first three months of 2008. Small- and medium-sized businesses tend to have fewer financial resources and higher rates of failure than larger businesses, in particular during periods of economic downturn, such as we are currently experiencing. These factors increase our exposure to delinquent accounts by our clients.

Since we will most likely renegotiate higher interest rates in exchange for the reduction of our total outstanding debt, our interest expense will increase relative to the amount of outstanding debt.

On March 31, 2009, we announced that we had reached an agreement in principle with the agent bank and a steering group of its secured lenders on certain critical elements of a plan of reorganization. Under the agreement in principle with the agent bank and steering committee, our total debt will be reduced from approximately $9 billion to a pro forma level of $3 billion of secured bank debt, with a 12 percent interest rate and a six-year term.  Mandatory amortization will be $60 million for each of the first two years following confirmation and $40 million per year thereafter.  We will retain 32.5 percent of surplus cash flow, with the balance to be paid as additional amortization on the bank debt.  At emergence from Chapter 11, we will have a cash balance of $150 million.  Other terms of the plan are still to be negotiated, and it is anticipated that the remainder of our bank debt and bonds will be converted to equity.  As a result of the increased interest rates for our secured bank debt, our interest expense will increase relative to the amount of outstanding debt.

Risks Related to Our Common Stock

Our restructuring will most likely result in the holders of our common stock receiving little or no recovery.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise in accordance with the Bankruptcy Code, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Case to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by equity holders and notwithstanding the fact that equity holders do not receive or retain any property on account of their equity interests under the plan of reorganization. We do not presently believe that there will be any meaningful recovery, or any recovery at all, for holders of our common stock.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares acquired from employees during the first quarter of 2009 as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees pursuant to the Idearc Inc. 2008 Incentive Compensation Plan and the Idearc Inc. Long Term Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	55,345	$0.11	—	—

February 1 — February 29	2,042	$0.09	—	—

March 1 — March 31	1,899	$0.06	—	—

Total	59,286	$0.11	—	—

Item 3.              Defaults Upon Senior Securities.

Our consolidated audited financial statements for the fiscal year ending December 31, 2008 contained an explanatory paragraph regarding our ability to continue as a “going concern” which constituted a default under our senior secured credit facility (the “Senior Credit Facility”).  On March 31, 2009, we failed to make scheduled payments under the Senior Credit Facility of approximately $42 million in interest and approximately $31 million in principal, resulting in an additional default under the Senior Credit Facility.  Our voluntary filing of the bankruptcy case on March 31, 2009 constituted a default under the Senior Credit Facility, which default resulted in the the commitments under the Senior Credit Facility being immediately terminated and all borrowings, with accrued interest thereon, and all other amounts owed by us, including all amounts under outstanding letters of credit, becoming immediately due and payable.  In addition, the bankruptcy filing constituted an event of default under the indenture governing the Company’s 8% senior unsecured notes due 2016 (the “Unsecured Notes”).  As a result of such default, the principal amount plus accrued and unpaid interest on the Unsecured Notes became immediately due and payable.  The bankruptcy filing also constituted a default under our outstanding swap agreements, allowing the counterparties thereto to accelerate the payment of the termination value of the swap agreements. As of March 31, 2009, the aggregate principal amounts outstanding under the Senior Credit Facility and the termination value of the swap agreements were approximately $6,913 million and the aggregate principal amounts outstanding under the Unsecured Notes were approximately $2,850 million.

An immediate effect of the bankruptcy filing was the imposition of the automatic stay under the Bankruptcy Code, which, with limited exceptions, enjoins the ability of creditors to (i) seek remedies to enforce their rights to commence or continue of all their collection efforts, including our lenders and note holders; (ii) the enforcement of liens against our property; and (iii) the continuation of litigation against us.  We continue to negotiate with the holders of the Senior Credit Facility and Unsecured Notes to restructure our total debt obligations.

Item 4.              Submission of Matters to a Vote of Security Holders.

None.

Item 5.              Other Information.

None.

Item 6.              Exhibits.

Exhibits:
3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, Amendment No. 5 (File No. 001-32939), filed October 30, 2006).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed April 18, 2008).
10.1	Summary of 2009 Short-Term Incentive Award Program under the Idearc Inc. 2008 Incentive Compensation Plan (filed herewith).*
10.2	Amendment to Sublease Agreement dated as of March 1, 2009 between Verizon Realty Group and Idearc Media LLC (filed herewith).
31.1	Certification of Scott W. Klein filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Scott W. Klein and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*                                         Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEARC INC.

May 8, 2009	/s/ Scott W. Klein
Scott W. Klein Chief Executive Officer (Principal Executive Officer)

May 8, 2009	/s/ Samuel D. Jones
Samuel D. Jones Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:
3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, Amendment No. 5 (File No. 001-32939), filed October 30, 2006).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed April 18, 2008).
10.1	Summary of 2009 Short-Term Incentive Award Program under the Idearc Inc. 2008 Incentive Compensation Plan (filed herewith).*
10.2	Amendment to Sublease Agreement dated as of March 1, 2009 between Verizon Realty Group and Idearc Media LLC (filed herewith).
31.1	Certification of Scott W. Klein filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Scott W. Klein and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*                                         Management contract, compensatory plan or arrangement