Form 10-Q
period 2009-06-30
IDEARC INC.
filed 2009-08-07
CIK 1367396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

Commission file number:  1-32939

IDEARC INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	20-5095175 (I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O. Box 619810 D/FW Airport, TX (Address of Principal Executive Offices)	75261 (Zip Code)

Registrant’s telephone number, including area code:  (972) 453-7000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 3, 2009, there were 148,143,459 shares of the Registrant’s common stock outstanding.

			Page No.
Forward-Looking Statements			1

PART I - FINANCIAL INFORMATION

Item	1.	Financial Statements	2

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item	4.	Controls and Procedures	31

PART II - OTHER INFORMATION

Item	1.	Legal Proceedings	33

Item	1A.	Risk Factors	34

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item	3.	Defaults Upon Senior Securities	40

Item	4.	Submission of Matters to a Vote of Security Holders	40

Item	5.	Other Information	40

Item	6.	Exhibits	41

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You should not place undue reliance on these statements.  These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general.  Statements that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements.  Forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include, but are not limited to, the following:

•                  risks related to the impact of our ongoing Chapter 11 bankruptcy could have on our corporate image, normal business operations, financial condition, liquidity or cash flow;

•                  risks related to our ability to successfully develop, negotiate, execute, confirm and consummate a plan of reorganization with respect to the Chapter 11 bankruptcy in a timely manner that will provide assurance for the long-term continued viability of our business;

•                  limitations on our operating and strategic flexibility during the pendency of the bankruptcy proceedings or under the terms of new debt agreements that may result from the reorganization;

•                  access to capital markets and increased borrowing costs resulting from recent ratings downgrades and Chapter 11 bankruptcy;

•                  risks associated with third-parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the case to a Chapter 7 bankruptcy;

•                  risks related to our declining revenue, including a reduction in customer advertising spend and contract cancellations resulting from the current economic environment;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 and as updated in this Quarterly Report on Form 10-Q for the period ending June 30, 2009.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

Idearc Inc. and Subsidiaries

Debtor and Debtor-In-Possession

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
Operating Revenue
Print products	$580	$683	$1,180	$1,379
Internet	70	75	143	148
Other	1	1	2	2
Total Operating Revenue	651	759	1,325	1,529
Operating Expense
Selling	164	182	361	365
Cost of sales (exclusive of depreciation and amortization)	148	161	299	310
General and administrative	106	117	230	196
Depreciation and amortization	17	20	34	40
Total Operating Expense	435	480	924	911

Operating Income	216	279	401	618
Interest expense (income), net	(3)	163	151	329
Income Before Reorganization Items and Provision (Benefit) for Income Taxes	219	116	250	289
Reorganization items	9	—	405	—
Income (Loss) Before Provision (Benefit) for Income Taxes	210	116	(155)	289
Provision (benefit) for income taxes	68	40	(54)	102
Net Income (Loss)	$142	$76	$(101)	$187
Basic and diluted earnings (loss) per common share	$0.97	$0.52	$(0.69)	$1.28
Basic and diluted weighted-average common shares outstanding	147	146	147	146
Dividends declared per common share	$—	$—	$—	$0.3425

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Debtor and Debtor-In-Possession

Consolidated Balance Sheets

(Unaudited)

	At June 30,	At December 31,
	2009	2008
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$559	$510
Accounts receivable, net of allowances of $124 and $108	324	366
Accrued taxes receivable	58	—
Deferred directory costs	264	282
Debt issuance costs	—	75
Deferred tax asset	154	49
Prepaid expenses and other	10	18
Total current assets	1,369	1,300
Property, plant and equipment	474	475
Less: accumulated depreciation	378	373
	96	102
Goodwill	76	73
Intangible assets, net	60	66
Pension assets	113	147
Non-current deferred tax assets	134	126
Other non-current assets	9	1
Total assets	$1,857	$1,815
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$—	$9,267
Derivative liabilities	—	248
Accounts payable and accrued liabilities	150	242
Deferred revenue	140	155
Other	16	21
Total current liabilities	306	9,933
Employee benefit obligations	268	287
Unrecognized tax benefits	—	85
Other liabilities	3	1
Total liabilities not subject to compromise	577	10,306

Liabilities subject to compromise	9,777	—
Stockholders’ equity (deficit):
Common stock ($.01 par value; 225 million shares authorized, 148,143,459 and 148,262,447 shares issued and outstanding in 2009 and 2008, respectively)	1	1
Additional paid-in capital (deficit)	(8,758)	(8,764)
Retained earnings	393	494
Accumulated other comprehensive loss	(133)	(222)
Total stockholders’ equity (deficit)	(8,497)	(8,491)
Total liabilities and stockholders’ equity (deficit)	$1,857	$1,815

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Debtor and Debtor-In-Possession

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$(101)	$187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash reorganization items	403	—
Depreciation and amortization	34	40
Employee retirement benefits	12	(1)
Deferred income taxes	(158)	7
Provision for uncollectible accounts	122	87
Stock-based compensation	5	1
Changes in current assets and liabilities
Accounts receivable	(78)	(72)
Deferred directory costs	18	—
Other current assets	9	5
Accounts payable and accrued liabilities	18	(66)
Other, net	(23)	(12)
Net cash provided by operating activities	261	176
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(21)	(25)
Acquisitions	(3)	—
Proceeds from sale of assets	—	2
Net cash used in investing activities	(24)	(23)
Cash Flows from Financing Activities
Repayment of long-term debt	(188)	(24)
Dividends paid to Idearc stockholders	—	(50)
Net cash used in financing activities	(188)	(74)
Increase in cash and cash equivalents	49	79
Cash and cash equivalents, beginning of year	510	48
Cash and cash equivalents, end of period	$559	$127

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

Subject to certain exceptions under the Bankruptcy Code, the Company’s Chapter 11 bankruptcy filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against the property of the Company, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

The filing of the Chapter 11 bankruptcy petitions constituted an event of default under the Company’s senior secured credit facility and the indenture governing the 8% senior unsecured notes due in 2016, and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations are automatically stayed under the applicable bankruptcy law. In anticipation of this action, the total outstanding debt obligations of $9,267 million were classified as current maturities of long-term debt on the consolidated balance sheet at December 31, 2008. Based on the bankruptcy petition, the long-term debt is included in liabilities subject to compromise at June 30, 2009.

Likewise, the filing of Chapter 11 bankruptcy constituted an event of default under the Company’s interest rate swap agreements and therefore are no longer deemed financial instruments required to be remeasured at fair value each reporting period, but are now liabilities under the guidance of FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”  The Company recorded these net liabilities as of the bankruptcy Petition Date in the amount of $496 million.  These net liabilities are classified under liabilities subject to compromise in the accompanying consolidated balance sheet as of June 30, 2009.

Reorganization Process

The Company is currently operating as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, a debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  The Company continues to generate positive cash flow necessary for daily operations and as such, it is not expected that debtor-in-possession financing will be needed.

Immediately after filing the Chapter 11 bankruptcy petitions, the Company began notifying all known current or potential creditors of the bankruptcy filing. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

At hearings held during the quarter ended June 30, 2009, the Bankruptcy Court granted interim approval of several of the Company’s “first day” motions, including the payment of certain pre-petition and post-petition obligations of the Company related to employee wages, salaries and benefits and certain customer obligations, as well as the continuation of certain customer programs.  Also, the Bankruptcy Court has authorized the banks to pay outstanding obligations (checks, EFTs, etc.) without interruption in the usual and normal course of business. Additionally, the Company paid an adequacy protection payment of $250 million ($188 million of secured debt principal and $62 million of accrued interest) to the agent of secured lenders under its senior secured credit facilities (the “Lenders”) for pro rata distribution to the Lenders and holders of the swap agreements that reduced pre-petition obligations. The Company has retained legal and financial professionals to advise and assist the Company on the bankruptcy proceedings. From time to time, the Company may seek Bankruptcy Court approval for the retention of additional professionals.

As required by the Bankruptcy Code, the United States Trustee for the Northern District of Texas appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Company. There can be no assurance that the Creditors’ Committee will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or on any proposed plan of reorganization. Disagreements between the Company and the Creditors’ Committee could protract the Chapter 11 proceedings, delaying the Company’s emergence from the Chapter 11 bankruptcy proceedings, and thus negatively impacting the Company’s ongoing operations.

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

On May 15, 2009, the Company submitted a joint plan of reorganization (the “Plan”) and proposed disclosure statement for consideration by the Bankruptcy Court and the affected creditors.  The Plan and disclosure statement describe the anticipated organization, operations and financing of the reorganized entity. Among other things, the Plan resolves the Company’s pre-petition obligations, sets forth the revised capital structure of the newly reorganized entity and provides for the corporate governance subsequent to emergence from bankruptcy.   Specifically, the disclosure statement contains certain information about the Company’s pre-petition operating and financial history, the events leading up to the commencement of bankruptcy and significant events that have occurred while operating under Chapter 11 of the Bankruptcy Code.  The disclosure statement also describes the terms and provisions of the Plan, including certain effects of confirmation of the Plan, certain risk factors associated with securities to be issued under the Plan, certain alternatives to the Plan, the manner in which distribution will be made under the Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Plan must follow for their votes to the counted.

The Bankruptcy Court is scheduled to review the Plan and disclosure statement on August 26, 2009.  Upon approval of the disclosure statement, the Company will begin soliciting votes from their creditors to accept or reject the Plan.  The Bankruptcy Court will set a final hearing date for the confirmation of the Plan.  However, there can be no assurance at this time that the Plan will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully and on a timely basis.

Under the priority order of claims established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must generally be satisfied in full before stockholders are entitled to receive any distribution or retain any property under the confirmed Plan. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of the Plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to each of these constituencies or what types or amounts of distributions, if any, they would receive. The confirmed Plan could result in holders of the Company’s liabilities and/or securities, including common stock, receiving no distribution and cancellation of their holdings. Due to these uncertainties, the value of the Company’s liabilities and securities, including its common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and securities of the Company. At this time, there is no assurance the Company will be able to restructure as a going concern or successfully implement the Plan on a timely basis.

For periods subsequent to the Chapter 11 bankruptcy filings, the American Institute of Certified Public Accountant’s Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), has been applied in preparing the consolidated financial statements.  SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process will be classified as reorganization items on the consolidated statement of operations.  Additionally, on the consolidated balance sheet, liabilities are segregated between liabilities not subject to compromise and liabilities subject to compromise.  Liabilities subject to compromise are reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts.

Going Concern Matters

The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, although the Chapter 11 bankruptcy raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts classified as liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company continues to be operationally profitable and provide positive operating cash flows.  As such, debtor-in-possession financing is not expected to be required. However, the Company incurred and will continue to incur significant costs associated with its reorganization process. These costs are being expensed as incurred. In addition, during 2008, the Company began implementing strategic organizational and market exit initiatives to improve ongoing operational efficiencies.  See Note 3 for additional information related to restructuring.

Basis of Presentation

Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Idearc Inc. and its subsidiaries.  These interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim periods are not necessarily indicative of results for the full year. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

The accompanying unaudited consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 bankruptcy proceedings.  In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareholders’ equity (deficit) accounts, the effects of any changes that may be made in the Company’s capitalization; or (iv) as to operations, the effects of any changes that may be made to the Company’s business.

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

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The Company has adopted FSP FAS 107-1 and APB 28-1 effective for the quarter ended June 30, 2009 consolidated financial statements and disclosures.  The adoption of FSP FAS 107-1 and APB3 28-1 did not have a material impact on the Company’s disclosures related to the consolidated financial statements.

Subsequent Events

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 165 “Subsequent Events” (“FAS 165”). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. FAS 165 applies prospectively for interim or annual financial periods ending after June 15, 2009. The Company has adopted FAS 165 effective for the quarter ended June 30, 2009 consolidated financial statements and disclosures.  The adoption of FAS 165 did not have a material impact on the Company’s consolidated financial statements and disclosures.

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. This evaluation was performed through August 7, 2009, the date on which the Company’s financial statements were issued.

Note 2

Reorganization Items

During the three and six months ended June 30, 2009, the Company recorded $9 million and $405 million, respectively, of reorganization items on a separate line item in the consolidated statements of operations, in accordance with provisions established by SOP 90-7.  Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include certain expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business.

The following table displays the details of reorganization items for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in millions)
Fair value adjustment associated with interest rate swap derivatives	$—	$279
Write-off of deferred losses associated with interest rate swap derivatives	7	124
Other	2	2
Total reorganization items	$9	$405

For the six months ended June 30, 2009, the fair value adjustment associated with interest rate swap derivatives and write-off of deferred losses associated with interest rate swap derivatives represents non-cash reorganization items, totaling $403 million.  Cash paid for reorganization items for the six months ended June 30, 2009 totaled $1 million, primarily representing payment of professional fees directly associated with the reorganization of the business under Chapter 11 of the Bankruptcy Code.  No cash payments were made by the Company related to reorganization items during the first quarter of 2009.

Note 3

Restructuring

During the three and six months ended June 30, 2009, the Company recorded $1 million and $13 million, respectively, of restructuring charges associated with its ongoing strategic organizational, market exit and pre-petition capital restructuring costs, which began during 2008. The $13 million recorded for the six months ended June 30, 2009 includes $10 million of professional fees associated with pre-petition capital restructuring costs.

The following table sets forth the restructuring costs that are included in general and administrative expense in the consolidated statements of operations for the three and six months ended June 30, 2009, and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Severance pay and benefits	$1	$7	$1	$7
Facilities charges	—	—	1	—
Capital restructuring - pre-petition	—	—	10	—
Other	—	—	1	—

Total restructuring expense	$1	$7	$13	$7

The following table sets forth the balance of the restructuring accrual at June 30, 2009, and details the changes in the accrued liability through the first six months of 2009:

	Beginning Balance at January 1, 2009	Restructuring Expense	Payments	Ending Balance at June 30, 2009
	(in millions)
Severance pay and benefits	$3	$1	$(2)	$2
Facilities charges	—	1	(1)	—
Capital restructuring - pre-petition	—	10	(10)	—
Other	—	1	(1)	—

Total	$3	$13	$(14)	$2

The Company anticipates there will be additional restructuring charges in subsequent periods.

Note 4

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted average common shares outstanding during the reporting period. Diluted earnings (loss) per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the reported net loss for the first six months of 2009, the effect of potentially dilutive common shares was anti-dilutive and therefore not included in the calculation of diluted earnings (loss) per share. The effect of potentially dilutive common shares for the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008 was not material.

The following table illustrates the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
Income (loss) available to common stockholders	$142	$76	$(101)	$187
Weighted-average common shares outstanding	147	146	147	146

Basic and diluted earnings (loss) per share	$0.97	$0.52	$(0.69)	$1.28

Note 5

Additional Financial Information

The tables that follow provide additional financial information related to our consolidated financial statements.

Balance Sheet

As a result of the Company filing for Chapter 11, there has been a reclass of certain liabilities from accounts payable and accrued liabilities to liabilities subject to compromise.  See Note 6 for additional information related to liabilities subject to compromise.

The following table displays the components of accounts payable and accrued liabilities:

	At June 30,	At December 31,
	2009	2008
	(in millions)
Accounts payable and accrued liabilities
Accounts payable	$24	$34
Accrued expenses	29	48
Accrued vacation pay	20	19
Accrued salaries and wages	72	66
Accrued taxes	5	45
Accrued interest	—	30
	$150	$242

The following table displays items previously classified as accounts payable and accrued liabilities at December 31, 2008 that are now categorized as liabilities subject to compromise:

At June 30,
2009
(in millions)
Accounts payable and accrued liabilities classified as liabilities subject to compromise
Accounts payable	$20
Accrued expenses	5
Accrued taxes	40
Accrued interest	118
Accounts payable and accrued liabilities classified as liabilities subject to compromise	$183

Comprehensive Income

The following table displays the computation of total comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Net income (loss)	$142	$76	$(101)	$187
Other comprehensive income (loss), net of taxes
Unrealized gain on cash flow hedges	—	114	—	24
Adjustments for pension and post-employment benefits	(15)	—	(15)	—
Other comprehensive income (loss), net of taxes	(15)	114	(15)	24
Total comprehensive income (loss)	$127	$190	$(116)	$211

As of December 31, 2008, the Company discontinued hedge accounting associated with its interest rate swap agreements and as a result, all 2009 activities related to the interest rate swap agreements were recorded to the consolidated statement of operations.  See Note 7 for further discussion of debt obligations and interest rate swap agreements.

As of June 30, 2009, the balance in accumulated other comprehensive loss of $133 million includes an unrealized loss of $66 million (net of tax of $38 million) related to the unrealized losses on cash flow hedges and ineffectiveness and an unrealized loss of $67 million (net of tax of $42 million) associated with adjustments for pension and post-employment benefits.

As of December 31, 2008, the balance in accumulated other comprehensive loss of $222 million includes an unrealized loss of $166 million (net of tax of $87 million) related to the unrealized losses on cash flow hedges and ineffectiveness and an unrealized loss of $56 million (net of tax of $36 million) associated with adjustments for pension and post-employment benefits.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, trade receivables, short-term investments and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on debt with similar maturities and credit quality discounted at current quoted market rates. The filing of Chapter 11 bankruptcy constituted an event of default under the Company’s interest rate swap agreements and therefore are no longer deemed financial instruments required to be remeasured at fair value each reporting period, but are now liabilities under the guidance of FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”  The Company recorded these net liabilities as of the bankruptcy Petition Date in the amount of $496 million.  These net liabilities are classified under liabilities subject to compromise in the accompanying consolidated balance sheet as of June 30, 2009.

The following table sets forth the carrying amount and fair value for total debt obligations and derivative liabilities at June 30, 2009 and December 31, 2008:

	At June 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Total debt obligations	$9,079	$2,794	$9,267	$2,391
Derivative liabilities	496	496	248	248

Note 6

Liabilities Subject To Compromise

Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under the plan of reorganization.  SOP 90-7 requires pre-petition liabilities, including those that became known after filing the bankruptcy petitions,  that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process, and remain subject to future adjustments from negotiated settlements, actions of the Bankruptcy Court and non-acceptance of certain executory contracts and unexpired leases.  Liabilities subject to compromise also include items that may be assumed under the plan of reorganization, and may be subsequently reclassified to liabilities not subject to compromise.  The Company has classified all of its debt obligations of $9,079 million, including its secured debt, as liabilities subject to compromise.  Liabilities subject to compromise also include certain pre-petition liabilities, including certain accrued taxes, accrued interest and accrued expenses.  The Company’s cash from operations was favorably impacted by the stay of payment of interest.

The table below identifies the principal categories of liabilities subject to compromise:

At June 30,
2009
(in millions)
Debt obligations	$9,079
Derivative liabilities, net	496
Debt issuance costs	(73)
Accounts payable and accrued liabilities	183
Other current liabilities	4
Unrecognized tax benefits	88

Total liabilities subject to compromise	$9,777

Note 7

Debt Obligations and Derivative Instruments

Chapter 11 Bankruptcy Filings

On March 31, 2009, the Company and its domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code.  The filing of the Chapter 11 petitions constituted an event of default under certain of the Company’s debt obligations and interest rate swap agreements, and those debt obligations and interest rate swap agreements became automatically and immediately due and payable.  However, under applicable bankruptcy law, an automatic stay of action to collect, assert, or recover a claim against the Company is now in effect.  The Company’s debt obligations of $9,079 million are classified as liabilities subject to compromise on the consolidated balance sheet as of June 30, 2009. The debt obligations balance reflects the payment of a court approved adequacy protection payment of $250 million ($188 million of secured debt principal and $62 million of accrued interest) made in April 2009 to the agent of secured lenders under the Company’s senior secured credit facilities.

Other than the adequacy protection payment of principal and interest discussed above, the Company did not make any scheduled principal or interest payments on its debt obligations in 2009.  As stipulated in the debt credit agreement, the interest rate was automatically changed to the Prime Rate (called the Alternative Base Rate or “ABR”) plus a basis point spread on the revolving credit facility, Tranche A Facility, and Tranche B Facility which equates to an all-in interest rate of 5.75%, 5.75% and 6.25%, respectively.  However, since the filing of the bankruptcy petitions, interest associated with the debt and interest rate swap agreements is not being accrued.

In accordance with SOP 90-7, the debt issuance costs should be viewed as valuations of the related debt obligations.  When the debt obligations become allowed claims and the allowed claims differ from the net carrying amount of the debt obligations, the recorded amount should be adjusted to the amount of the allowed claims (thereby adjusting existing debt issuance costs to the extent necessary to report debt obligations at this allowed amount).  Through June 30, 2009, the Bankruptcy Court had not classified any of the debt obligations as allowed claims.  Therefore, the debt obligations have been categorized under liabilities subject to compromise on the consolidated balance sheet as of June 30, 2009.  The debt issuance costs of $73 million as of June 30, 2009 have not been adjusted.  The Company may be required to expense these amounts or a portion thereof as a reorganization item if the Bankruptcy Court ultimately determines that a portion of the debt obligation is subject to compromise. See Note 6 for additional information related to liabilities subject to compromise.

Due to the bankruptcy filing, the Company’s interest rate swap agreements are no longer deemed financial instruments required to be remeasured at fair value each reporting period but are now liabilities under the guidance of FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”  The Company recorded these net liabilities as of the bankruptcy Petition Date in the amount of $496 million.  These liabilities are classified under liabilities subject to compromise in the accompanying consolidated balance sheet as of June 30, 2009.  Accordingly, the Company recorded a loss of $279 million which represented the difference in the carrying amount of the liability prior to the bankruptcy Petition Date and the expected amount of the allowed claim.  The loss was recognized in the three months ended March 31, 2009 as a reorganization item in the statement of operations.  See Note 2 for a further explanation of reorganization items.

At the time of filing the bankruptcy, the Company expected the current debt obligations to be negotiated down to approximately $3 billion.  As the bankruptcy process continues, this amount may be subject to further negotiation and change.  As such, a portion of the forecasted interest payments are not probable of occurring, therefore, the deferred losses in accumulated other comprehensive loss associated with the interest rate swaps were remeasured from $228 million to $104 million as of June 30, 2009.  The $124 million remeasurement difference was recognized as a reorganization item in the accompanying consolidated statement of operations during 2009.  The remaining deferred balance of $104 million ($66 million net of tax) in accumulated other comprehensive loss will be amortized to the statement of operations using the effective interest method over the remaining period of the forecasted interest payments once interest payments on the debt obligations resume.  Any additional reduction in the proposed debt level would result in deferred losses recorded in accumulated other comprehensive loss being remeasured and recognized as reorganization expense in the consolidated statement of operations.  See Note 2 for a further explanation of reorganization items.

Debt Obligations

Outstanding debt obligations are as follows:

			At June 30,	At December 31,
	Interest Rates	Maturities	2009	2008
			(in millions)
Senior secured credit facilities:
Revolving credit facility	ABR + 0.50%	2011	$240	$247
Tranche A facility	ABR + 0.50%	2009-2013	1,470	1,515
Tranche B facility	ABR + 1.00%	2006-2014	4,519	4,655
Total senior secured credit facilities			6,229	6,417
Senior unsecured notes	8.0%	2016	2,850	2,850
Debt obligations			9,079	9,267
Less: current maturities of long-term debt			—	(9,267)
Debt obligations subject to compromise			$9,079	$—

Senior Secured Credit Facilities

On November 17, 2006, the Company entered into senior secured credit facilities totaling $6,265 million, which consisted of: (a) Tranche A term loan facility of approximately $1,515 million (the “Tranche A Facility”), (b) Tranche B term loan facility of $4,750 million (the “Tranche B Facility”), and (c) a $250 million revolving credit facility. The revolving credit facility originally matured on November 17, 2011. The senior secured credit facilities are guaranteed by substantially all of Idearc’s subsidiaries and are secured by substantially all present and future assets of Idearc Inc. and its subsidiaries.

On October 24, 2008, the Company initiated borrowings of $247 million under its existing $250 million revolving credit facility, leaving available funds at December 31, 2008 of approximately $0.3 million ($250 million revolving credit facility less $247 million in initiated borrowings less $2.7 million in letters of credit outstanding). The borrowing under the revolving credit facility allowed the Company to increase its cash position in order to preserve financial flexibility in light of the current uncertainty in the credit markets. In accordance with the terms of the senior secured credit facility, the proceeds from the borrowing are intended for general corporate purposes. The agreement calls for the Company to pay a commitment fee of 0.375% for the unused portion of the revolving credit facility, calculated based on the daily unused amount and payable on a quarterly basis.

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

Derivative Instruments and Hedging Activities

The Company has interest rate swap agreements with major financial institutions with notional amounts totaling $5,500 million. These interest rate swap agreements consist of four separate swap transactions with $2,700 million originally maturing on June 29, 2012, $1,100 million originally maturing on September 30, 2010, $800 million originally maturing on March 31, 2012 and $900 million with annual notional reductions of $200 million originally maturing on March 31, 2012.  Under the interest rate swap agreements, we paid fixed rate interest at rates ranging from 4.86% to 5.15% and received floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swap agreements comply with debt covenants under the senior secured credit facilities that required at least 50% of total outstanding debt be subject to fixed interest rates through June 2009. We do not enter into derivative financial instruments for trading or speculative purposes.

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

As of December 31, 2008, the Company determined the interest rate swap agreements no longer qualified for hedge accounting as the future payments on the underlying debt were no longer probable of occurring but reasonably possible of occurring beyond the maturity of the existing swaps.  As such, the deferred interest rate swaps losses in accumulated other comprehensive loss were frozen and on January 1, 2009, the Company began amortizing these losses using the effective interest method over the remaining life of the interest rate swaps.   As of the bankruptcy Petition Date, the Company ceased amortization because interest payments on the underlying debt were stopped.  As of June 30, 2009, $28 million was amortized from accumulated other comprehensive loss to interest expense ($18 million net of tax) in the consolidated statements of operations. As previously mentioned, the Company remeasured the interest rate swaps deferred losses in accumulated other comprehensive loss from $228 million to $104 million to reflect the component of forecasted interest payments that are likely to occur.  The $124 million remeasurement difference, which represents the component of forecasted interest payments that are unlikely to occur, was recognized as a reorganization item in the consolidated statement of operations during 2009.  The remaining deferred balance of $104 million ($66 million net of tax) in accumulated other comprehensive loss will be amortized to the statement of operations using the effective interest method over the remaining period of the forecasted interest payments once interest payments on the debt resume.  See Note 2 for a further explanation of reorganization items.

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

Note 8

Pension and Other Post-Employment Benefit Costs

The Company provides pension and post-employment benefits to many of its employees.  The Company’s pension plans are noncontributory defined benefit pension plans.  The post-employment health care and life insurance plans (“OPEB”) for the Company’s retirees and their dependents are both contributory and non-contributory and include a limit on the Company’s share of cost for recent and future retirees.

Net Periodic Cost (Income)

The following tables summarize the benefit costs (income) related to the Company’s pension and post-employment health care and life insurance plans for the three and six months ended June 30, 2009 and 2008.

	Pension
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$2	$2	$3	$4
Interest cost	8	8	16	16
Expected return on plan assets	(12)	(15)	(23)	(28)
Amortization of prior service costs	—	—	1	—
Amortization of unrecognized net loss (gain)	—	—	—	—
Settlement loss/(gain)	7	(3)	7	(3)
Net periodic benefit (income) cost	$5	$(8)	$4	$(11)

The Company recorded pension settlement losses of $7 million and gains of $3 million for the three and six months ended June 30, 2009 and 2008 respectively, related to employees that received lump-sum distributions. These charges were recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,”  which requires that settlement (gains) losses be recorded once prescribed payment thresholds have been reached. This activity represents a pro rata recognition of the previously unrecognized (gains) losses associated with separated and retired employees.

	Health Care and Life
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$—	$—	$1	$1
Interest cost	4	5	8	9
Amortization of prior service costs	(2)	(2)	(2)	(3)
Amortization of unrecognized net loss	1	2	1	3
Net periodic benefit cost	$3	$5	$8	$10

Note 9

Employee Benefits

Savings Plans Benefits

The Company sponsors defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in these plans. The Company previously offered three defined contribution plans for the benefit of current and former employees. These three plans were collectively merged effective December 31, 2008 into one plan, and renamed The Idearc Savings Plan (the “Plan”). Under the Plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees.  For the three and six months ended June 30, 2009, we recorded savings plan expenses of $6 million and $12 million, respectively. For the three and six months ended June 30, 2008, we recorded savings plan expenses of $9 million and $16 million, respectively.

Severance Benefits

For the three and six months ended June 30, 2009, we paid severance benefits of $1 million and $3 million, respectively. For the three and six months ended June 30, 2008, we paid severance benefits of $6 million and $10 million, respectively.

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

Restricted Stock

The 2006 and 2008 Plans provide for grants of restricted stock.  These awards are classified as equity awards based on the criteria established by Statement of Financial Accounting Standards No. 123(R), “ Share-Based Payment ” (“SFAS 123(R)”).  The fair value of the restricted awards is determined based on the price of Idearc common stock on the date of grant.

During 2008, certain employees were granted restricted stock awards as part of the Company’s 2008 long-term incentive compensation program.  These restricted stock awards under the 2008 Plan vest in two equal installments on December 31, 2009, and December 31, 2010. Additionally, our non-management directors were granted restricted stock awards that vested on May 1, 2009.

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

A portion of the cost related to these restricted stock awards is included in the Company’s compensation expense for the three and six months ended June 30, 2009 and 2008.

Changes in the Company’s outstanding restricted stock awards for the six months ended June 30, 2009, were as follows:

	Number of Restricted Stock Awards (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2009	2,094	$7.35
Granted	6	1.70
Vested	(358)	15.70
Forfeitures	(67)	8.76
Outstanding restricted stock at June 30, 2009	1,675	$5.49

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

This award is classified as an equity award because it will be settled in shares of Idearc common stock upon vesting.  All payments are subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance share unit award liability is measured at its fair value at the time of grant, which, for this purpose, was the date on which the Company’s stockholders approved the 2008 Plan. A portion of the cost related to this performance share unit liability is included in the Company’s stock-based compensation expense for the six months ended June 30, 2009 and 2008.

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

This award is classified as a liability award because it will be settled in cash upon vesting.  All payments are subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance unit award liability is measured at its fair value at the end of each reporting period and will fluctuate based on the performance of Idearc common stock and Idearc’s TSR relative to the TSR of the market benchmark.  A portion of the cost related to this performance unit liability is included in the Company’s stock-based compensation expense for the six months ended June 30, 2009 and 2008.

Changes in the Company’s outstanding performance units and performance share units for the six months ended June 30, 2009, were as follows:

	Performance Units / Performance Share Units (in thousands)	Weighted- Average Fair Value
Outstanding performance units/performance share units at January 1, 2009	3,449	$2.84
Granted	—	—
Forfeitures	(3)	$3.02
Outstanding performance units/performance share units at June 30, 2009	3,446	$2.75

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

A portion of the cost related to these stock option awards is included in the Company’s compensation expense for the three and six months ended June 30, 2009 and 2008.

Changes in the Company’s outstanding stock option awards for the six months ended June 30, 2009 were as follows:

	Number of Stock Option Awards (in thousands)	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)
Outstanding stock option awards at January 1, 2009	650	$3.51	9.46	—
Granted	—	—	—	—
Exercises	—	—	—	—
Forfeitures/expirations	—	—	—	—
Outstanding stock option awards at June 30, 2009	650	$3.51	8.96	$—

The pre-tax compensation expense recognized for the three and six months ended June 30, 2009, related to stock-based compensation was $2 million and $5 million, respectively. For the three and six months ended June 30, 2008, pre-tax compensation expense related to stock-based compensation awards was $6 million and $1 million, respectively. These costs are recorded as part of general and administrative expenses on the consolidated statements of operations.

As of June 30, 2009, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock, performance units, performance share units and stock options was approximately $6 million and is expected to be recognized over a weighted-average period of approximately 1.3 years.

Note 11

Income Taxes

Income taxes for the six months ended June 30, 2009 and 2008 have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense and the tax effect of other discrete items. The Company anticipates the effective tax rate, including interest expense and other discrete items, to approximate 34% for 2009. The full year effective tax rate for 2008 was 34.4%. The decline in the effective tax rate is primarily due to a more favorable permanent tax deduction. The Company’s effective tax rate may be subject to changes in future periods as a result of potential changes in business operations and events related to the Chapter 11 bankruptcy proceedings.

Note 12

Litigation

On March 31, 2009 (the “Petition Date”), the Company and all of its domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  These Chapter 11 cases are being jointly administered under the caption In re: Idearc Inc, et al, Case No. 09-31828 (the “Chapter 11 bankruptcy”).  The Company continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  As of the Petition Date, virtually all pending litigation wherein the Company or any of its domestic subsidiaries is named as a defendant is stayed as to the Company and its domestic subsidiaries, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Company.  At this time, it is not possible to predict the outcome of the Chapter 11 bankruptcy or its effect on our business or the actions described below.

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

The Company was served with a lawsuit on January 29, 2009, originally filed on January 13, 2009, in the U.S. District Court for the Southern District of California.  The plaintiff in this case claims that the Company used plaintiff’s copyrighted material without a license in multiple publications across the country.  Plaintiff seeks an injunction and both statutory and actual damages.  As of February 6, 2009, the time for filing a responsive pleading had not yet run. This matter has been stayed by the Company’s petition for relief filed with the United States Bankruptcy Court on March 31, 2009.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust.  The suit generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts which made their statements misleading, regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 26, 2009, the Bankruptcy Court entered an injunction prohibiting the prosecution of the Corwin litigation while the Company remains in bankruptcy. The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not on the Company or its subsidiaries).  The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007, and March 31, 2009, inclusive.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since the filing, all three cases have been consolidated into one court in the Northern District.  Each of the plaintiffs have filed motions to be named lead plaintiff and each of the plaintiffs attorneys have filed motions to be named lead plaintiffs’ counsel.  The Company’s response will not be due until after the motions are resolved.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On May 22, 2009 a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas, against two of the Company’s current officers (but not on the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008, and March 30, 2009, inclusive.  The complaint generally alleges that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaint alleges violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and Section 20 of the Exchange Act.  The plaintiff is seeking unspecified compensatory damages and reimbursement for litigation expenses. A class has not been certified. The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

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

Subject to certain exceptions under the Bankruptcy Code, our Chapter 11 bankruptcy filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against Idearc or our property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from Idearc, or to create, perfect or enforce any lien against the property of Idearc, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

The filing of the Chapter 11 bankruptcy petitions constituted an event of default under our senior secured credit facility and the indenture governing the 8% senior unsecured notes due in 2016, and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations are automatically stayed under the applicable bankruptcy law. In anticipation of this action, the total outstanding debt obligations of $9,267 million were classified as current maturities of long-term debt on the consolidated balance sheet at December 31, 2008. Based on the bankruptcy petition, our long-term debt is included in liabilities subject to compromise at June 30, 2009.

Likewise, the filing of Chapter 11 bankruptcy constituted an event of default under our interest rate swap agreements and therefore are no longer deemed financial instruments required to be remeasured at fair value each reporting period but are now liabilities under the guidance of FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”  We recorded these net liabilities as of the bankruptcy Petition Date in the amount of $496 million.  These net liabilities are classified under liabilities subject to compromise in the accompanying consolidated balance sheet as of June 30, 2009.

Reorganization Process

We are currently operating as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, a debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  Our business continues to generate positive cash flow necessary for daily operations and as such, it is not expected that debtor-in-possession financing will be needed.

Immediately after filing the Chapter 11 bankruptcy petitions, we began notifying all known current or potential creditors of the bankruptcy filing. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

At hearings held during the quarter ended June 30, 2009, the Bankruptcy Court granted interim approval of several of Idearc’s “first day” motions, including the payment of certain pre-petition and post-petition obligations of Idearc related to employee wages, salaries and benefits and certain customer obligations, as well as the continuation of certain customer programs.  Also, the Bankruptcy Court has authorized and directed the banks to pay outstanding obligations (checks, EFTs, etc.) without interruption in the usual and normal course of business. Additionally, we made an adequacy protection payment of $250 million ($188 million of secured debt principal and $62 million of accrued interest) to the agent of secured lenders under its senior secured credit facilities (the “Lenders”) for pro rata distribution to the Lenders and holders of the swap agreements that reduced pre-petition obligations. We have retained legal and financial professionals to advise and assist us on the bankruptcy proceedings. From time to time, we may seek Bankruptcy Court approval for the retention of additional professionals.

As required by the Bankruptcy Code, the United States Trustee for the Northern District of Texas appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to Idearc. There can be no assurance that the Creditors’ Committee will support Idearc’s positions on matters to be presented to the Bankruptcy Court in the future or on any proposed plan of reorganization. Disagreements between Idearc and the Creditors’ Committee could protract the Chapter 11 proceedings, delaying our emergence from the Chapter 11 bankruptcy proceedings, and thus negatively impacting our ongoing operations.

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

On May 15, 2009, Idearc submitted a joint plan of reorganization (the “Plan”) and proposed disclosure statement for consideration by the Bankruptcy Court and the affected creditors.  The Plan and disclosure statement describe the anticipated organization, operations and financing of the reorganized entity. Among other things, the Plan resolves Idearc’s pre-petition obligations, sets forth the revised capital structure of the newly reorganized entity and provides for the corporate governance subsequent to emergence from bankruptcy.   Specifically, the disclosure statement contains certain information about Idearc’s pre-petition operating and financial history, the events leading up to the commencement of bankruptcy and significant events that have occurred while operating under Chapter 11 of the Bankruptcy Code.  The disclosure statement also describes the terms and provisions of the Plan, including certain effects of confirmation of the Plan, certain risk factors associated with securities to be issued under the Plan, certain alternatives to the Plan, the manner in which distribution will be made under the Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Plan must follow for their votes to be counted.

The Bankruptcy Court is scheduled to review the Plan and disclosure statement on August 26, 2009. Upon approval of the disclosure statement, the Company will begin soliciting votes from their creditors to accept or reject the Plan.  The Bankruptcy Court will set a final hearing date for the confirmation of the Plan.  However, there can be no assurance at this time that the Plan will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully and on a timely basis.

Under the priority order of claims established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must generally be satisfied in full before stockholders are entitled to receive any distribution or retain any property under the confirmed Plan. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of the Plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. The confirmed Plan could result in holders of Idearc’s liabilities and/or securities, including common stock, receiving no distribution and cancellation of their holdings. Due to these uncertainties, the value of Idearc’s liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and securities of Idearc. At this time, there is no assurance we will be able to restructure as a going concern or successfully implement the Plan in a timely basis.

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

Going Concern Matters

The consolidated financial statements and related notes have been prepared assuming that Idearc will continue as a going concern, although the Chapter 11 bankruptcy filing raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts classified as liabilities or any other adjustments that might be necessary should Idearc be unable to continue as a going concern.

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

Basis of Presentation

Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Idearc Inc. and its subsidiaries.  These interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim periods are not necessarily indicative of results for the full year. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

The accompanying unaudited consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 bankruptcy proceedings.  In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareholders’ equity (deficit) accounts, the effects of any changes that may be made in the Company’s capitalization; or (iv) as to operations, the effects of any changes that may be made to the Company’s business.

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

Print Products Advertising Sales

Our print products advertising sales have continued to decline due to weaker economic conditions and competition from other advertising media.  These declines in print products advertising sales will impact print products revenue throughout 2009 and into 2010, due to the amortization method of accounting.  For the three and six months ended June 30, 2009, net print products advertising sales declined 18.9% and 18.1%, compared to the same periods in 2008, with multi-product advertising sales declining 17.5% and 16.6% for the same periods, respectively.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth our operating results for the three months ended June 30, 2009 and 2008:

Three months ended June 30,	2009	2008	Change	% Change
	(in millions, except %)

Operating Revenue
Print products	$580	$683	$(103)	(15.1)%
Internet	70	75	(5)	(6.7)
Other	1	1	—	—
Total operating revenue	651	759	(108)	(14.2)

Operating Expense
Selling	164	182	(18)	(9.9)
Cost of sales (exclusive of depreciation and amortization)	148	161	(13)	(8.1)
General and administrative	106	117	(11)	(9.4)
Depreciation and amortization	17	20	(3)	(15.0)
Total operating expense	435	480	(45)	(9.4)

Operating income	216	279	(63)	(22.6)
Interest expense (income), net	(3)	163	(166)	NM
Income before reorganization items and provision for income taxes	219	116	103	88.8
Reorganization items	9	—	9	NM
Income before provision for income taxes	210	116	94	81.0
Provision for income taxes	68	40	28	70.0
Net income	$142	$76	$66	86.8%

Operating Revenue

Operating revenue of $651 million for the three months ended June 30, 2009 decreased $108 million, or 14.2%, compared to $759 million for the three months ended June 30, 2008 for the reasons described below.

Print Products. Revenue from print products of $580 million for the three months ended June 30, 2009 decreased $103 million, or 15.1%, compared to $683 million for the three months ended June 30, 2008. This decline resulted from reduced advertiser renewals, partially offset by the addition of new advertisers and revenue from new product offerings. We continued to face competition in the print directory market and from other advertising media, including cable television, radio and the Internet. In addition, the impacts of weaker economic conditions have also contributed to declines in our print products revenue.

Internet. Internet revenue of $70 million for the three months ended June 30, 2009 decreased $5 million, or 6.7%, compared to $75 million for the three months ended June 30, 2008, primarily driven by declines in fixed fee advertising and weaker economic conditions.

Operating Expense

Operating expense of $435 million for the three months ended June 30, 2009 decreased $45 million, or 9.4%, compared to $480 million for the three months ended June 30, 2008 for the reasons described below.

Selling. Selling expense of $164 million for the three months ended June 30, 2009 decreased $18 million, or 9.9%, compared to $182 million for the three months ended June 30, 2008. This decrease resulted primarily from lower employee related costs and sales commissions.

Cost of Sales. Cost of sales of $148 million for the three months ended June 30, 2009 decreased $13 million, or 8.1%, compared to $161 million for the three months ended June 30, 2008. This decrease was primarily related to lower employee related costs, lower printing and distribution costs, and lower Internet traffic costs.

General and Administrative. General and administrative expense of $106 million for the three months ended June 30, 2009 decreased $11 million, or 9.4%, compared to $117 million for the three months ended June 30, 2008. The decrease was largely the result of lower employee severance costs, contract services costs, costs associated with our transition from Verizon and stock compensation costs.  Employee severance costs include one-time termination benefit expenses of $7 million associated with our restructuring charge during the second quarter of 2008 as part of our ongoing strategic organizational and market exit initiatives to improve operational efficiencies and reduce operating costs. These decreases were partially offset by higher bad debt and the impact of recording settlement losses in 2009 associated with our pension plans, while recording settlement gains in 2008. Bad debt expense of $60 million for the three months ended June 30, 2009, increased by $12 million, or 25.0%, compared to $48 million for the three months ended June 30, 2008. The increased bad debt expense was influenced by the current weak economic environment. Bad debt expense as a percent of total operating revenue was 9.2% for the three months ended June 30, 2009 compared to 6.3% for the three months ended June 30, 2008.

Interest Expense (Income), Net

Interest expense, net of interest income, of ($3) million for the three months ended June 30, 2009 decreased $166 million compared to $163 million for the three months ended June 30, 2008. Since the bankruptcy filing, interest associated with our debt and interest rate swap agreements is not being accrued.

Reorganization Items

During the three months ended June 30, 2009, we recorded $9 million of reorganization items on a separate line item in the consolidated statement of operations, in accordance with provisions established by SOP 90-7.  Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include certain expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business.

Deferred losses in accumulated other comprehensive loss associated with the interest rate swap agreements were remeasured to reflect the component of forecasted interest rate payments that are likely to occur. This resulted in a non-cash charge of $7 million that was recognized as a reorganization item in the accompanying consolidated statement of operations in the three months ended June 30, 2009.

Provision for Income Taxes

Provision for income taxes of $68 million for the three months ended June 30, 2009 increased $28 million, or 70.0%, compared to $40 million for the three months ended June 30, 2008, primarily due to higher pre-tax income as discussed above, offset by the impact of discrete items. The effective tax rate was 32.4% for the three months ended June 30, 2009 compared to 34.5% for the three months ended June 30, 2008. The results for the three months ended June 30, 2009 and 2008 include the effects of discrete items. We anticipate the effective tax rate, including interest expense and other one-time discrete items, to approximate 34% for 2009. The full year effective tax rate for 2008 was 34.4%.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth our operating results for the six months ended June 30, 2009 and 2008:

Six months ended June 30,	2009	2008	Change	% Change
	(in millions, except %)

Operating Revenue
Print products	$1,180	$1,379	$(199)	(14.4)%
Internet	143	148	(5)	(3.4)
Other	2	2	—	—
Total operating revenue	1,325	1,529	(204)	(13.3)

Operating Expense
Selling	361	365	(4)	(1.1)
Cost of sales (exclusive of depreciation and amortization)	299	310	(11)	(3.5)
General and administrative	230	196	34	17.3
Depreciation and amortization	34	40	(6)	(15.0)
Total operating expense	924	911	13	1.4

Operating income	401	618	(217)	(35.1)
Interest expense, net	151	329	(178)	(54.1)
Income before reorganization items and provision (benefit) for income taxes	250	289	(39)	(13.5)
Reorganization items	405	—	405	NM
Income (loss) before provision (benefit) for income taxes	(155)	289	(444)	NM
Provision (benefit) for income taxes	(54)	102	(156)	NM
Net income (loss)	$(101)	$187	$(288)	NM

Operating Revenue

Operating revenue of $1,325 million for the six months ended June 30, 2009 decreased $204 million, or 13.3%, compared to $1,529 million for the six months ended June 30, 2008 for the reasons described below.

Print Products. Revenue from print products of $1,180 million for the six months ended June 30, 2009 decreased $199 million, or 14.4%, compared to $1,379 million for the six months ended June 30, 2008. This decline resulted from reduced advertiser renewals, partially offset by the addition of new advertisers and revenue from new product offerings. We continued to face competition in the print directory market and from other advertising media, including cable television, radio and the Internet. In addition, the impacts of weaker economic conditions have also contributed to declines in our print products revenue.

Internet. Internet revenue of $143 million for the six months ended June 30, 2009 decreased $5 million, or 3.4%, compared to $148 million for the six months ended June 30, 2008, primarily driven by declines in fixed fee advertising and weaker economic conditions.

Operating Expense

Operating expense of $924 million for the six months ended June 30, 2009 increased $13 million, or 1.4%, compared to $911 million for the six months ended June 30, 2008 for the reasons described below.

Selling. Selling expense of $361 million for the six months ended June 30, 2009 decreased $4 million, or 1.1%, compared to $365 million for the six months ended June 30, 2008. This decrease resulted primarily from lower employee related costs and sales commission costs, partially offset by increased advertising costs associated with our national advertising campaign.

Cost of Sales. Cost of sales of $299 million for the six months ended June 30, 2009 decreased $11 million, or 3.5%, compared to $310 million for the six months ended June 30, 2008. This decrease was primarily due to lower printing and distribution costs and reduced employee related costs, partially offset by increased Internet traffic costs.

General and Administrative. General and administrative expense of $230 million for the six months ended June 30, 2009 increased $34 million, or 17.3%, compared to $196 million for the six months ended June 30, 2008. The increase was the result of higher bad debt, the impact of recording settlement losses in 2009 associated with our pension plans, while recording settlement gains in 2008, higher stock compensation costs and increased employee related costs resulting from a favorable adjustment in 2008.  Additionally, during the first quarter of 2009, we recorded $12 million of restructuring charges associated with our ongoing strategic organizational, market exit and pre-petition capital restructuring initiatives, of which $10 million related to pre-petition capital restructuring costs.  These increases were partially offset by lower transition costs associated with our spin off from Verizon and lower employee severance costs. Employee severance costs include one-time termination benefits of $7 million associated with the Company’s restructuring charge in the second quarter of 2008 as part of strategic organizational and market exit initiatives to improve ongoing operational efficiencies and reduce operating costs.  Bad debt expense of $122 million for the six months ended June 30, 2009, increased by $35 million, or 40.2%, compared to $87 million for the six months ended June 30, 2008. Bad debt expense as a percent of total operating revenue was 9.2% for the six months ended June 30, 2009 compared to 5.7% for the six months ended June 30, 2008.

Interest Expense, Net

Interest expense, net of interest income, of $151 million for the six months ended June 30, 2009 decreased $178 million, or 54.1%, compared to $329 million for the six months ended June 30, 2008. Since the bankruptcy filing, interest associated with our debt and interest rate swap agreements is not being accrued.

Reorganization Items

During the six months ended June 30, 2009, we recorded $405 million of reorganization items on a separate line item in the consolidated statement of operations, in accordance with provisions established by SOP 90-7.  Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include certain expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business.

The filing of Chapter 11 bankruptcy constituted an event of default under our interest rate swap agreements and therefore are no longer deemed financial instruments required to be remeasured at fair value each reporting period but are now liabilities under the guidance of FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”  This resulted in a non-cash charge of $279 million that was recognized as a reorganization item in the consolidated statement of operations in the three months ended March 31, 2009.

Deferred losses in accumulated other comprehensive loss associated with the interest rate swaps were remeasured to reflect the component of forecasted interest rate payments that are likely to occur. This resulted in non-cash charges of $124 million that were recognized as a reorganization item in the accompanying consolidated statement of operations in the six months ended June 30, 2009.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes of ($54) million for the six months ended June 30, 2009 decreased $156 million compared to $102 million for the six months ended June 30, 2008, primarily due to lower pre-tax income as discussed above, plus a slightly lower effective tax rate. The provision for income taxes reflects a decline in the effective tax rate to 34.8% for the six months ended June 30, 2009 from 35.3% for the six months ended June 30, 2008, which includes the effects of discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 34% for 2009. The full year effective tax rate for 2008 was 34.4%.

Liquidity and Capital Resources

The following table sets forth a summary of cash flows for the six months ended June 30, 2009 and 2008:

Six Months Ended June 30,	2009	2008	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$261	$176	$85
Investing activities	(24)	(23)	(1)
Financing activities	(188)	(74)	(114)
Increase (Decrease) In Cash and Cash Equivalents	$49	$79	$(30)

Our primary source of funds continues to be cash generated from operations. Net cash from operations of $261 million for the six months ended June 30, 2009, increased $85 million compared to the six months ended June 30, 2008. This increase was the result of reduced interest payments on debt associated with our bankruptcy filings, partially offset by increased income tax payments and lower collections associated with declines in revenue.

In April of 2009, we made a pre-petition obligation adequacy protection payment to the agent of secured lenders under the Company’s senior secured credit facilities of $250 million, of which $62 million represented interest payments and is reflected in operating activities. The remaining $188 million represented secured debt principal repayments and is reflected in financing activities.

Net cash used in financing activities of $188 million for the six months ended June 30, 2009 increased $114 million compared to $74 million for the six months ended June 30, 2008 was primarily due to the portion of the pre-petition obligation adequacy protection payment which represented debt principal of $188 million.

Critical Accounting Policies

For periods subsequent to the Chapter 11 bankruptcy filings, the American Institute of Certified Public Accountant’s Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), has been applied in preparing the consolidated financial statements.  SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process will be classified as reorganization items on the consolidated statement of operations.  Additionally, on the consolidated balance sheet, liabilities are segregated between liabilities not subject to compromise and liabilities subject to compromise.  Liabilities subject to compromise are reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts.

For the Company’s other critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The Company has adopted FSP FAS 107-1 and APB 28-1 effective for the quarter ended June 30, 2009 consolidated financial statements and disclosures.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s disclosures related to the consolidated financial statements.

Subsequent Events

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 165 “Subsequent Events” (“FAS 165”). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. FAS 165 applies prospectively for interim or annual financial periods ending after June 15, 2009. The Company has adopted FAS 165 effective for the quarter ended June 30, 2009 consolidated financial statements and disclosures.  The adoption of FAS 165 did not have a material impact on the Company’s consolidated financial statements and disclosures.

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. This evaluation was performed through August 7, 2009, the date on which the Company’s financial statements were issued.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk.

Chapter 11 Bankruptcy Filings

On March 31, 2009, the Company and its domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code.  The filing of the Chapter 11 petitions constituted an event of default under certain of the Company’s debt obligations and interest rate swap agreements, and those debt obligations and interest rate swap agreements became automatically and immediately due and payable.  However, under applicable bankruptcy law, an automatic stay of action to collect, assert, or recover a claim against the Company is now in effect.  The Company’s debt obligations of $9,079 million are classified as liabilities subject to compromise on the consolidated balance sheet as of June 30, 2009. The debt obligations balance reflects the payment of a court approved adequacy protection payment of $250 million ($188 million of secured debt principal and $62 million of accrued interest) made in April 2009 to the agent of secured lenders under the Company’s senior secured credit facilities.

Other than the adequacy protection payment of principal and interest discussed above, the Company did not make any scheduled principal or interest payments on its debt obligations in 2009.  As stipulated in the debt credit agreement, the interest rate was automatically changed to the Prime Rate (called the Alternative Base Rate or “ABR”) plus a basis point spread on the revolving credit facility, Tranche A Facility, and Tranche B Facility which equates to an all-in interest rate of 5.75%, 5.75% and 6.25%, respectively.  However, since the filing of the bankruptcy petitions, interest associated with the debt and interest rate swap agreements is not being accrued.

In accordance with SOP 90-7, the debt issuance costs should be viewed as valuations of the related debt obligations.  When the debt obligations become allowed claims and the allowed claims differs from the net carrying amount of the debt obligations, the recorded amount should be adjusted to the amount of the allowed claims (thereby adjusting existing debt issuance costs to the extent necessary to report debt obligations at this allowed amount).  Through June 30, 2009, the Bankruptcy Court had not classified any of the debt obligations as allowed claims.  Therefore, the debt obligations have been categorized under liabilities subject to compromise on the consolidated balance sheet as of June 30, 2009.  The debt issuance costs of $73 million as of June 30, 2009 have not been adjusted.  The Company may be required to expense these amounts or a portion thereof as a reorganization item if the Bankruptcy Court ultimately determines that a portion of the debt obligation is subject to compromise. See Note 6 for additional information related to liabilities subject to compromise contained in this Quarterly Report.

Due to the bankruptcy filing, the Company’s interest rate swap agreements are no longer deemed financial instruments required to be remeasured at fair value each reporting period but are now liabilities under the guidance of FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”  The Company recorded these net liabilities as of the bankruptcy Petition Date in the amount of $496 million.  These liabilities are classified under liabilities subject to compromise in the accompanying consolidated balance sheet as of June 30, 2009.  Accordingly, the Company recorded a loss of $279 million which represented the difference in the carrying amount of the liability prior to the bankruptcy Petition Date and the expected amount of the allowed claim.  The loss was recognized in the first quarter of 2009 as a reorganization item in the statement of operations in 2009.  See Note 2 for a further explanation of reorganization items contained in this Quarterly Report.

At the time of filing the bankruptcy, the Company expected the current debt obligations to be negotiated down to approximately $3 billion.  As the bankruptcy process continues, this amount may be subject to further negotiation and change.  As such, a portion of the forecasted interest payments are not probable of occurring, therefore, the deferred losses in accumulated other comprehensive loss associated with the interest rate swaps were remeasured from $228 million to $104 million as of June 30, 2009.  The $124 million remeasurement difference was recognized as a reorganization item in the accompanying consolidated statement of operations during 2009.  The remaining deferred balance of $104 million ($66 million net of tax) in accumulated other comprehensive loss will be amortized to the statement of operations using the effective interest method over the remaining period of the forecasted interest payments once interest payments on the debt obligations resume.  Any additional reduction in the proposed debt level would result in deferred losses recorded in accumulated other comprehensive loss being remeasured and recognized as reorganization expense in the consolidated statement of operations.  See Note 2 for a further explanation of reorganization items contained in this Quarterly Report.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings.

On March 31, 2009 (the “Petition Date”), the Company and all of its domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  These Chapter 11 cases are being jointly administered under the caption In re: Idearc Inc, et al, Case No. 09-31828 (the “Chapter 11 bankruptcy”).  The Company continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  As of the Petition Date, virtually all pending litigation wherein the Company or any of its domestic subsidiaries is named as a defendant is stayed as to the Company and its domestic subsidiaries, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Company.  At this time, it is not possible to predict the outcome of the Chapter 11 bankruptcy or its effect on our business or the actions described below.

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

The Company was served with a lawsuit on January 29, 2009, originally filed on January 13, 2009, in the U.S. District Court for the Southern District of California.  The plaintiff in this case claims that the Company used plaintiff’s copyrighted material without a license in multiple publications across the country.  Plaintiff seeks an injunction and both statutory and actual damages.  As of February 6, 2009, the time for filing a responsive pleading had not yet run. This matter has been stayed by the Company’s petition for relief filed with the United States Bankruptcy Court on March 31, 2009.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust.  The suit generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts which made their statements misleading, regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 26, 2009, the Bankruptcy Court entered an injunction prohibiting the prosecution of the

Corwin litigation while the Company remains in bankruptcy. The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not on the Company or its subsidiaries).  The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007, and March 31, 2009, inclusive.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since the filing, all three cases have been consolidated into one court in the Northern District.  Each of the plaintiffs have filed motions to be named lead plaintiff and each of the plaintiffs attorneys have filed motions to be named lead plaintiffs’ counsel.  The Company’s response will not be due until after the motions are resolved.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On May 22, 2009 a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas, against two of the Company’s current officers (but not on the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008, and March 30, 2009, inclusive.  The complaint generally alleges that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaint alleges violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and Section 20 of the Exchange Act.  The plaintiff is seeking unspecified compensatory damages and reimbursement for litigation expenses. A class has not been certified. The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

Item 1A.           Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to other information set forth in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II of our 2008 Annual Report on Form 10-K for the year ended December 31, 2008, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.  Set forth below are several risk factors that have been modified or have materially changed from the risk factors discussed in our 2008 Annual Report.  The risks described in this Quarterly Report and in our 2008 Annual Report are not the only risks facing our Company.  Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change, however, new risks that are currently unknown to us may surface in the future which materially adversely affect our business, financial condition, operating results or cash flow in the future.

Risks Related to Our Chapter 11 Bankruptcy Filings

We filed voluntary petitions for reorganization under the Bankruptcy Code and are still in the process of negotiating the terms of the plan of reorganization with various constituencies which may have an adverse effect on our business, financial condition and results of operation.

On March 31, 2009, the Company and all of its domestic subsidiaries (collectively, with the Company), filed voluntary petitions seeking reorganization relief under the Bankruptcy Code.  During the Chapter 11 bankruptcy, our operations are subject to the risks and uncertainties associated with bankruptcy.

Our business, financial condition and results of operations could be negatively impacted by the loss of customers and suppliers.

The time and resources required to reorganize our business in bankruptcy may make it more difficult to promote our services and attract and retain customers.  Our suppliers, vendors and service providers may require stricter terms and conditions.  The loss of any of our customers or suppliers during the pendency of the Chapter 11 bankruptcy could have an adverse effect on our business, financial condition and results of operations.  In addition, we may experience other adverse effects, including, without limitation, a loss of confidence by current and prospective suppliers.  Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our businesses, financial condition and results of operations.

We may have insufficient liquidity to successfully operate our business.

We expect to incur significant costs as a result of the Chapter 11 bankruptcy and the transactions contemplated by the plan of reorganization.  We expect to incur substantial costs for professional fees and other expenses.  We are dependent upon the negotiation of an acceptable use of cash collateral in order to have access to existing cash balances to fund working capital expenses as well as all other expenses incurred throughout the pendency of the Chapter 11 bankruptcy.  In the future, we may need to obtain additional financing to fund our operations and capital expenditures. There can be no assurance as to our ability to obtain sufficient financing. We are currently financing our operations and the reorganization using cash on hand. The challenges of obtaining financing are exacerbated by adverse conditions in the general economy and the tightening in the credit markets. These conditions and our Chapter 11 bankruptcy will make it more difficult for us to obtain financing.

Our business could suffer from the loss of key personnel.

We are dependent on the continued services of our senior management team and other key personnel.  The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. We may be unable to retain and motivate key executives and employees through the process of reorganization, and we may have difficulty attracting new employees. In addition, so long as the Chapter 11 bankruptcy continues, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.

We are unable to take advantage of business opportunities during the Chapter 11 bankruptcy without Bankruptcy Court approval.

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

There can be no assurance that any parties in interest will not pursue litigation strategies to enforce any claims against the Company. Litigation is by its nature uncertain and there can be no assurance of the ultimate resolution of such claims. Certain creditors have asserted the invalidity of certain liens in the bankruptcy proceedings. The pursuit of litigation in connection with objections to the Company’s disclosure statement related to the invalidity of liens could delay and disrupt confirmation of the Plan and the Company’s emergence from bankruptcy.  Any litigation may be expensive, lengthy, and disruptive to the Company’s normal business operations and the plan confirmation process, and a resolution of any such strategies that is unfavorable to the Company could have a material adverse effect on the plan confirmation process, emergence from bankruptcy or its business, results of operations, financial condition, liquidity or cash flow.

We may not be able to consummate a successful plan of reorganization or obtain Bankruptcy Court approval.

There can be no assurance that we will be able to successfully develop, execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 bankruptcy that are acceptable to the Bankruptcy Court and the Company’s creditors and other parties in interest. Additionally, third parties may seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 trustee, or to convert the case to a Chapter 7 bankruptcy.

After developing a plan of reorganization and obtaining the approval of an impaired class, the Bankruptcy Court may exercise substantial discretion or may choose not to confirm the plan of reorganization.  We may not be able to obtain Bankruptcy Court approval or such approval may be delayed with respect to actions we may seek to undertake in the Chapter 11 bankruptcy.

A long and protracted restructuring process could adversely affect the Company’s business and financial condition.

If a liquidation or protracted reorganization process were to occur, there is a significant risk that the value of our enterprise would be substantially eroded.  Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization.  Failure to obtain this approval in a timely manner could adversely affect our operating results, as our ability to fund operations and maintain relations with customers and suppliers may be harmed by protracted bankruptcy proceedings.  Furthermore, we cannot predict the ultimate amount of all settlement terms for our liabilities that will be subject to a plan of reorganization.  Once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective customers, suppliers and other business partners to do business with a company that recently emerged from bankruptcy proceedings.  Even assuming a successful emergence from bankruptcy, there can be no assurance as to the overall long-term viability of our business.

Adverse publicity in connection with the Chapter 11 bankruptcy or otherwise, could negatively affect our business.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 bankruptcy, may negatively impact our efforts to establish and promote name recognition and a positive image after emergence from the Chapter 11 bankruptcy.

Risks Related to Our Business and Our Financial Condition

We have defaulted under our senior secured credit facility and our senior notes.

Our consolidated audited financial statements for the fiscal year ending December 31, 2008 contained an explanatory paragraph regarding our ability to continue as a “going concern”, which constituted a default under our senior secured credit facility (the “Senior Credit Facility”).  On March 31, 2009, we failed to make scheduled payments under the Senior Credit Facility of approximately $42 million in interest and approximately $31 million in principal, resulting in an additional default under the Senior Credit Facility.  Our voluntary filing of the bankruptcy case constituted an event of default under the Senior Credit Facility.  As a result of such defaults, the commitments under the Senior Credit Facility immediately terminated and all borrowings, with accrued interest thereon, and all other amounts owed by us, including all amounts under outstanding letters of credit, became immediately due and payable.  In addition, the bankruptcy filing constituted an event of default under the indenture governing the Company’s 8% senior unsecured notes due in 2016 (the “Unsecured Notes”).  As a result of such default, the principal amount plus accrued and unpaid interest on the Unsecured Notes is due and payable.  As of June 30, 2009, the aggregate principal amounts outstanding under the Senior Credit Facility, including the termination value of swap agreements, are approximately $6,725 million and the aggregate principal amounts outstanding under the Unsecured Notes are approximately $2,850 million. There are multiple defaults that are continuing and uncured under the Senior Credit Facility and indenture governing the Unsecured Notes.

Since our lenders have declared the total debt outstanding to be due and payable, we do not have sufficient liquidity to satisfy our total debt obligations.  However, as a result of our bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under the Senior Credit Facility and the Unsecured Notes have been stayed, and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.  In our Chapter 11 bankruptcy, we are negotiating with the holders of the Senior Credit Facility and Unsecured Notes to restructure our total debt obligations.

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

The accompanying consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, our successful restructuring of our capitalization and debt service obligations. While we are committed to pursuing the various options to restructure our capitalization and debt service obligations, there can be no assurance that the capital restructure plans will be successfully completed; and therefore, there is uncertainty about our ability to realize our assets or satisfy our liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Our restructuring efforts to strengthen our balance sheet and reduce our debt will most likely adversely affect holders of our common stock through a complete loss in value.

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

We cannot predict the extent to which this dilution and the possibility of additional issuances and sales of our common stock will negatively affect the trading price or the liquidity of our common stock. In addition, there is a strong possibility that our restructuring efforts could result in holders of our common stock receiving no value for their holdings and the holders of our existing debt receiving a significant portion or all the equity interest in the Company.

The liquidity of any trading market that currently exists for the Unsecured Notes may be further adversely affected by our plan to restructure our balance sheet and debt service obligations. Holders of the Unsecured Notes will most likely find it more difficult to sell their Unsecured Notes when they want to, and if they do, they may not be able to receive the price they want.

There is currently limited trading for the Unsecured Notes. The trading market for the Unsecured Notes may become more limited or may cease altogether as a result of our filing petitions seeking reorganization relief under the Bankruptcy Code. The market price of the Unsecured Notes has suffered significant declines and remains volatile, increasing the risk of loss to holders of the Unsecured Notes. The market price of the Unsecured Notes will most likely continue to be subject to significant fluctuations in response to various factors and events, including the depth and liquidity of the trading market for the Unsecured Notes, variations in our operating results and general economic and competitive conditions. The extent of the markets for the Unsecured Notes and the availability of price quotations will depend upon a number of factors, including the number of holders of Unsecured Notes and the interest of securities firms in maintaining a market in the Unsecured Notes. In addition, there is a possibility that any of our restructuring efforts may result in a substantial reduction in the principal amount of the Unsecured Notes or the holders of the Unsecured Notes receiving little or no value for their holdings in the company.

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

We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. Many of these competitors are larger than we are and have greater financial resources. The market share of these competitors may increase and our market share may decrease.  Since we have filed our Chapter 11 bankruptcy and competitors have not filed bankruptcy (except that on May 28, 2009, R.H. Donnelley and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code), we are at a disadvantage and our competitors may leverage our position with potential and existing customers.

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

Further transfers of local exchange assets by Verizon could reduce the benefit of using the Verizon brand name.

In 2008, Verizon transferred rural exchange assets in three states to FairPoint Communications, Inc.  In connection with this transaction, the Company entered into publishing, branding and non-competition agreements with FairPoint Communications, Inc. and its affiliates.  In May 2009, Verizon entered into an agreement to transfer additional rural exchange assets in 14 states to Frontier Communications Corp.  Although the purchasers of the Verizon local service areas are required to enter into publishing, branding and non-competition agreements with terms substantially the same as those contained in the corresponding Verizon agreements, transfers to third parties  decrease the scope of our license to use the Verizon brand name.

Our business and financial condition would be adversely affected by a prolonged economic downturn.

Our business is subject to the adverse economic conditions currently present in the United States, including decreased levels of business activity across many market segments, decreased advertising demand, interest rate volatility, and limited credit availability.  Our total operating revenues in 2008 were negatively affected by the economic downturn, which has continued in 2009.

Substantially all of our revenues are derived from the sale of advertising. Expenditures by advertising clients are sensitive to economic conditions and tend to decline in a recession or other periods of uncertainty.  A continuation of current economic conditions could further reduce the advertising spend of our clients.

Our reliance on small- and medium-sized businesses exposes us to increased credit risks.

As of December 31, 2008, approximately 84% of our print directory advertising revenues were derived from selling advertising to local businesses, which are generally small- and medium-sized businesses. In the ordinary course of our directory operations, we bill most of these clients over the course of a 12-month period. Full collection of delinquent accounts can take many months or may never occur. For 2008, bad debt expense represented 6.9% of our net revenue, an increase from 5.0% in 2007. In addition, for the first six months of 2009 bad debt expense represented 9.2% of our total operating revenue, an increase from 5.7% in the first six months of 2008. Small- and medium-sized businesses tend to have fewer financial resources and higher rates of failure than larger businesses, in particular during periods of economic downturn, such as we are currently experiencing. These factors increase our exposure to delinquent accounts by our clients.

Since we will most likely renegotiate higher interest rates in exchange for the reduction of our total outstanding debt, our interest expense will increase relative to the amount of outstanding debt.

On March 31, 2009, we announced that we had reached an agreement in principle with the agent bank and a steering group of its secured lenders on certain critical elements of a plan of reorganization. Under the agreement in principle with the agent bank and steering committee, negotiated immediately before bankruptcy, our total debt was expected to be reduced from approximately $9 billion to a pro forma level of $3 billion of secured bank debt, with a 12 percent interest rate and a six-year term.  Under the negotiated terms, mandatory amortization would be $60 million for each of the first two years following confirmation and $40 million per year thereafter.  We would retain 32.5 percent of surplus cash flow, with the balance to be paid as additional amortization on the bank debt.  At emergence from Chapter 11 bankruptcy, we expect to have a cash balance of $150 million.  As the bankruptcy process continues, the terms of the agreement in principle, including the amount of the debt, may be subject to further negotiation and change.  As a result of the expected increased interest rates for our secured bank debt, our interest expense will increase relative to the amount of outstanding debt.

Risks Related to Our Common Stock

Our restructuring will most likely result in the holders of our common stock receiving no recovery.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise in accordance with the Bankruptcy Code, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 bankruptcy proceedings to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by equity holders and notwithstanding the fact that equity holders do not receive or retain any property on account of their equity interests under the plan of reorganization. We do not presently believe that there will be any recovery for holders of our common stock.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares acquired from employees during the second quarter of 2009 as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees pursuant to the Idearc Inc. 2008 Incentive Compensation Plan and the Idearc Inc. Long Term Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	2,522	$0.05	—	—
May 1 – May 31	5,807	$0.05	—	—
June 1 – June 30	7,676	$0.04	—	—
Total	16,005	$0.04	—	—

Item 3.            Defaults Upon Senior Securities.

Our consolidated audited financial statements for the fiscal year ending December 31, 2008 contained an explanatory paragraph regarding our ability to continue as a “going concern” which constituted a default under our senior secured credit facility (the “Senior Credit Facility”).  On March 31, 2009, we failed to make scheduled payments under the Senior Credit Facility of approximately $42 million in interest and approximately $31 million in principal, resulting in an additional default under the Senior Credit Facility.  Our voluntary filing of the bankruptcy case on March 31, 2009 constituted a default under the Senior Credit Facility, which default resulted in the commitments under the Senior Credit Facility being immediately terminated and all borrowings, with accrued interest thereon, and all other amounts owed by us, including all amounts under outstanding letters of credit, becoming immediately due and payable.  In addition, the bankruptcy filing constituted an event of default under the indenture governing the Company’s 8% senior unsecured notes due 2016 (the “Unsecured Notes”).  As a result of such default, the principal amount plus accrued and unpaid interest on the Unsecured Notes became immediately due and payable.  The Chapter 11 bankruptcy filings also constituted a default under our outstanding swap agreements, allowing the counterparties thereto to accelerate the payment of the termination value of the swap agreements. As of June 30, 2009, the aggregate principal amounts outstanding under the Senior Credit Facility and the termination value of the interest swap agreements were approximately $6,725 million and the aggregate principal amounts outstanding under the Unsecured Notes were approximately $2,850 million. There are multiple defaults that are continuing and uncured under the Senior Credit Facility and indenture governing the Senior Unsecured Notes.

An immediate effect of the bankruptcy filing was the imposition of the automatic stay under the Bankruptcy Code, which, with limited exceptions, enjoins the ability of creditors to (i) seek remedies to enforce their rights to commence or continue of all their collection efforts, including our lenders and note holders; (ii) the enforcement of liens against our property; and (iii) the continuation of litigation against us.  We are continuing negotiations with the holders of the Senior Credit Facility and Unsecured Notes to restructure our total debt obligations.

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

IDEARC INC.

August 7, 2009	/s/ Scott W. Klein
Scott W. Klein
Chief Executive Officer
(Principal Executive Officer)

August 7, 2009	/s/ Samuel D. Jones
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