Form 10-Q
period 2009-09-30
IDEARC INC.
filed 2009-11-06
CIK 1367396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 2, 2009, there were 148,111,009 shares of the Registrant’s common stock outstanding.

			Page No.

Forward-Looking Statements			1

PART I - FINANCIAL INFORMATION

Item	1.	Financial Statements	2

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item	4.	Controls and Procedures	32

PART II - OTHER INFORMATION

Item	1.	Legal Proceedings	34

Item	1A.	Risk Factors	35

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item	3.	Defaults Upon Senior Securities	41

Item	4.	Submission of Matters to a Vote of Security Holders	41

Item	5.	Other Information	41

Item	6	Exhibits	42

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

•                  risks related to our ability to successfully execute, confirm and consummate a plan of reorganization with respect to the Chapter 11 bankruptcy in a timely manner that will provide assurance for the long-term continued viability of our business;

•                  limitations on our operating and strategic flexibility during the pendency of the bankruptcy proceedings or under the terms of new debt agreements that may result from the reorganization;

•                  access to capital markets and increased borrowing costs resulting from our risks related to our Chapter 11 bankruptcy;

•                  risks associated with third-parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the case to a Chapter 7 bankruptcy;

•                  risks related to our declining revenue, including a reduction in customer advertising spend and contract cancellations resulting from the current economic downturn;

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

•                  increased credit risk associated with our reliance on small- and medium-sized businesses as clients, in particular in the current economic downturn;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 and as updated in this Quarterly Report on Form 10-Q for the period ending September 30, 2009.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

Idearc Inc. and Subsidiaries

Debtor and Debtor-In-Possession

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
Operating Revenue
Print products	$543	$659	$1,723	$2,038
Internet	68	75	211	223
Other	—	1	2	3
Total Operating Revenue	611	735	1,936	2,264
Operating Expense
Selling	167	176	528	541
Cost of sales (exclusive of depreciation and amortization)	137	151	436	461
General and administrative	104	110	334	306
Depreciation and amortization	17	19	51	59
Total Operating Expense	425	456	1,349	1,367

Operating Income	186	279	587	897
Interest expense (income), net	(3)	162	148	491
Income Before Reorganization Items and Provision (Benefit) for Income Taxes	189	117	439	406
Reorganization items	35	—	440	—
Income (Loss) Before Provision (Benefit) for Income Taxes	154	117	(1)	406
Provision (benefit) for income taxes	53	44	(1)	146
Net Income	$101	$73	$—	$260
Basic and diluted earnings per common share	$0.69	$0.50	$—	$1.78
Basic and diluted weighted-average common shares outstanding	147	146	147	146
Dividends declared per common share	$—	$—	$—	$0.3425

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Debtor and Debtor-In-Possession

Consolidated Balance Sheets

(Unaudited)

	At September 30,	At December 31,
	2009	2008
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$722	$510
Accounts receivable, net of allowances of $138 and $108	283	366
Accrued taxes receivable	39	—
Deferred directory costs	248	282
Debt issuance costs	—	75
Deferred tax asset	155	49
Prepaid expenses and other	12	18
Total current assets	1,459	1,300
Property, plant and equipment	462	475
Less: accumulated depreciation	370	373
	92	102
Goodwill	76	73
Intangible assets, net	57	66
Pension assets	87	147
Non-current deferred tax assets	146	126
Other non-current assets	10	1
Total assets	$1,927	$1,815
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$—	$9,267
Derivative liabilities	—	248
Accounts payable and accrued liabilities	156	242
Deferred revenue	111	155
Other	20	21
Total current liabilities	287	9,933
Employee benefit obligations	266	287
Unrecognized tax benefits	—	85
Other liabilities	3	1
Total liabilities not subject to compromise	556	10,306

Liabilities subject to compromise	9,769	—
Stockholders’ equity (deficit):
Common stock ($.01 par value; 225 million shares authorized, 148,111,009 and 148,262,447 shares issued and outstanding in 2009 and 2008, respectively)	1	1
Additional paid-in capital (deficit)	(8,757)	(8,764)
Retained earnings	494	494
Accumulated other comprehensive loss	(136)	(222)
Total stockholders’ equity (deficit)	(8,398)	(8,491)
Total liabilities and stockholders’ equity (deficit)	$1,927	$1,815

See Notes to Consolidated Financial Statements.

Idearc Inc. and Subsidiaries

Debtor and Debtor-In-Possession

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash Flows from Operating Activities
Net income	$—	$260
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash reorganization items	424	—
Depreciation and amortization	51	59
Employee retirement benefits	18	1
Deferred income taxes	(170)	17
Provision for uncollectible accounts	178	147
Stock-based compensation	6	3
Changes in current assets and liabilities
Accounts receivable	(94)	(101)
Deferred directory costs	34	29
Other current assets	7	6
Accounts payable and accrued liabilities	6	(21)
Other, net	(24)	(23)
Net cash provided by operating activities	436	377
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(33)	(37)
Acquisitions	(3)	—
Proceeds from sale of assets	—	2
Net cash used in investing activities	(36)	(35)
Cash Flows from Financing Activities
Repayment of long-term debt	(188)	(36)
Dividends paid to Idearc stockholders	—	(50)
Net cash used in financing activities	(188)	(86)
Increase in cash and cash equivalents	212	256
Cash and cash equivalents, beginning of year	510	48
Cash and cash equivalents, end of period	$722	$304

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

The filing of the Chapter 11 bankruptcy petitions constituted an event of default under the Company’s senior secured credit facility and the indenture governing the 8% senior unsecured notes due in 2016, and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations are automatically stayed under the applicable bankruptcy law. In anticipation of this action, the total outstanding debt obligations of $9,267 million were classified as current maturities of long-term debt in the accompanying consolidated balance sheet at December 31, 2008. Based on the bankruptcy petition, the total outstanding debt obligations as of September 30, 2009 are included in liabilities subject to compromise in the accompanying consolidated balance sheet.

Likewise, the filing of Chapter 11 bankruptcy constituted an event of default under the Company’s interest rate swap agreements. As a result, these interest rate swap agreements are no longer deemed financial instruments required to be remeasured at fair value each reporting period, but are now liabilities which are recorded based on management’s estimate of the amount to settle the obligations.  The Company recorded these net liabilities as of the bankruptcy Petition Date in the amount of $496 million.  These net liabilities are classified under liabilities subject to compromise in the accompanying consolidated balance sheet as of September 30, 2009.  See Note 6 for additional information related to liabilities subject to compromise.

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

Several bankruptcy hearings have been held since the Company filed for Chapter 11 bankruptcy.  The Bankruptcy Court granted interim approval of several of the Company’s “first day” motions, including the payment of certain pre-petition and post-petition obligations of the Company related to employee wages, salaries and benefits and certain customer obligations, as well as the continuation of certain customer programs.  Also, the Bankruptcy Court authorized the banks to pay outstanding obligations (checks, EFTs, etc.) without interruption in the usual and normal course of business. Additionally, the Company paid an adequacy protection payment of $250 million ($188 million of secured debt principal and $62 million of accrued interest) to the agent of its secured lenders under its senior secured credit facilities (the “Lenders”) for pro rata distribution to the Lenders and holders of the swap agreements that reduced pre-petition obligations. The Company retained legal and financial professionals to advise and assist the Company with the bankruptcy proceedings. From time to time, the Company has sought and may continue to seek Bankruptcy Court approval for the retention of additional professionals.

As required by the Bankruptcy Code, the United States Trustee for the Northern District of Texas appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Company. There can be no assurance that the Creditors’ Committee will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or on any proposed plan of reorganization. Disagreements between the Company and the Creditors’ Committee could protract the Chapter 11 proceedings, delaying the Company’s emergence from the Chapter 11 bankruptcy proceedings, and thus negatively impact the Company’s ongoing operations.

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

Plan of Reorganization

On May 15, 2009, the Company submitted a joint plan of reorganization (the “Plan”) and disclosure statement for consideration by the Bankruptcy Court and the affected creditors.  The Plan and disclosure statement described the anticipated organization, operations and financing of the reorganized entity. Among other things, the Plan resolved the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provided for the corporate governance subsequent to emergence from bankruptcy.   Specifically, the disclosure statement contained certain information about the Company’s pre-petition operating and financial history, the events which led up to the commencement of bankruptcy and significant events that have occurred while operating under Chapter 11 of the Bankruptcy Code.  The disclosure statement also described the terms and provisions of the Plan, including certain effects of confirmation of the Plan, certain risk factors associated with securities to be issued under the Plan, certain alternatives to the Plan, the manner in which distribution would be made under the Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Plan must follow for their votes to be counted.

On September 8, 2009, the Company filed the first amended joint plan of reorganization (the “Amended Plan”) and disclosure statement with revised financial forecasts and the capital structure anticipated at emergence from bankruptcy.  The Bankruptcy Court approved the Company’s disclosure statement, as it related to the Amended Plan, on September 10, 2009.  With the approval of the disclosure statement, the Company has begun soliciting votes from its creditors to accept or reject the Amended Plan.  The Bankruptcy Court has set the voting deadline for 6:00 p.m. (CST) on November 13, 2009.  The hearing at which the Bankruptcy Court will consider confirmation of the Amended Plan is scheduled to commence on December 9, 2009.  However, there can be no assurance at this time that the Amended Plan will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully and on a timely basis.

Under the Amended Plan, if ultimately confirmed by the Bankruptcy Court, allowed secured credit facilities claims will become parties to and be bound by a new term loan agreement in exchange for the cancellation of outstanding debt obligations.  The new term loans will be in an aggregate principal amount equal to $2.75 billion and will mature on the sixth anniversary of the bankruptcy emergence date.  The new term loans will bear interest at an annual rate of LIBOR plus 800 basis points with a LIBOR floor of 3.0%.  In addition, new issue common stock will be distributed to the holders of allowed secured credit facility claims, which will represent 95% of the new common stock to be issued and outstanding on the bankruptcy emergence date. New issue common stock will also be distributed to holders of allowed unsecured note claims, allowed unsecured credit facilities claims and allowed general unsecured claims, which will represent 5% of the new common stock to be issued and outstanding on the bankruptcy emergence date.  Finally, under the priority order of claims established in the Amended Plan, any claim for damages arising from the purchase or sale of any old securities, or any claim for reimbursement, contribution, or indemnification on account of any such claim will be impaired and will receive no distributions.

The ultimate recovery to the holders of claims will not be finalized until confirmation of the Amended Plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to each constituency or what types or amounts of distributions, if any, they would ultimately receive. The confirmed Amended Plan could result in holders of the Company’s liabilities and/or securities, including common stock, receiving no distribution and cancellation of their holdings. Due to these uncertainties, the value of the Company’s liabilities and securities, including its common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and securities of the Company. At this time, there is no assurance the Company will be able to restructure as a going concern or successfully implement the Amended Plan.

For periods subsequent to the Chapter 11 bankruptcy filings, the guidance under the applicable reorganization accounting rules has been applied in preparing the accompanying consolidated financial statements.  This guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized from the reorganization process will be classified as reorganization items in the accompanying consolidated statement of operations.  See Note 2 for additional information related to reorganization items. Additionally, in the accompanying consolidated balance sheet, liabilities are segregated between liabilities not subject to compromise and liabilities subject to compromise.  Liabilities subject to compromise are reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts.  See Note 6 for additional information related to liabilities subject to compromise.

Going Concern Matters

The accompanying consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, although the Chapter 11 bankruptcy raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts classified as liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company continues to be operationally profitable and provide positive operating cash flows.  As such, debtor-in-possession financing is not expected to be required. However, the Company has incurred and will continue to incur significant costs associated with its reorganization process. These costs are being expensed as incurred. In addition, during 2008, the Company began implementing strategic organizational and market exit initiatives to improve ongoing operational efficiencies.  These reorganization efforts have continued throughout 2009.  See Note 3 for additional information related to restructuring.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States.  Pursuant to the rules and regulations of the United States Securities and

Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Idearc Inc. and its subsidiaries.  These interim condensed financial statements do not contain all information and footnote disclosures normally included in financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim periods are not necessarily indicative of results for the full year. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

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

Recent Accounting Pronouncements

Enhanced Disclosures for Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirement of assets held in an employer’s defined benefit pension or other postretirement plan.  Effective for periods after December 15, 2009, the Company will disclose for each major category of plan assets, its valuation within the fair value hierarchy.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB amended the disclosure requirements for the fair value of financial instruments.  The guidance requires publicly traded companies to disclosure the fair value of financial instruments in interim reporting periods and in the annual financial statements. The guidance enhances consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly basis for any financial instruments. The Company adopted the new disclosure requirements effective for the quarter ended June 30, 2009. See Note 5 for additional information on fair value disclosures.

Subsequent Events

In June 2009, the FASB issued accounting guidance that requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. The accounting guidance applies prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted the new accounting rules associated with subsequent events effective for the quarter ended June 30, 2009 consolidated financial statements and disclosures.

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. This evaluation was performed through November 6, 2009, the date on which the Company’s accompanying consolidated financial statements were issued.

Note 2

Reorganization Items

During the three and nine months ended September 30, 2009, the Company recorded $35 million and $440 million, respectively, of reorganization items on a separate line item in the consolidated statements of operations, in accordance with provisions established by the applicable reorganization accounting rules.  Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include certain expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business.

The following table displays the details of reorganization items for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in millions)
Fair value adjustment associated with interest rate swap derivatives	$—	$279
Write-off of deferred losses associated with interest rate swap derivatives	21	145
Other	14	16
Total reorganization items	$35	$440

The filing of Chapter 11 bankruptcy constituted an event of default under our interest rate swap agreements. As a result, these interest rate swap agreements are no longer deemed financial instruments required to be remeasured at fair value each reporting period, but are now liabilities which are recorded based on management’s estimate of the amount to settle the obligations.  This resulted in a non-cash charge of $279 million that was recognized as a reorganization item in the accompanying consolidated statement of operations.

Deferred losses in accumulated other comprehensive loss associated with the interest rate swaps were remeasured to reflect the component of forecasted interest rate payments that are likely to occur. This resulted in non-cash charges of $21 million and $145 million that were recognized as reorganization items in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2009, respectively.

Other reorganization expenses of $14 million and $16 million for the three and nine months ended September 30, 2009, respectively, primarily consist of professional fees incurred directly associated with the reorganization of the business under Chapter 11 of the Bankruptcy Code.

Cash paid for reorganization items for the nine months ended September 30, 2009 totaled $13 million, primarily representing payment of professional fees directly associated with the reorganization of the business under Chapter 11 of the Bankruptcy Code.

Note 3

Restructuring

During the three and nine months ended September 30, 2009, the Company recorded $6 million and $19 million, respectively, of restructuring charges associated with its ongoing strategic organizational, market exit and pre-petition capital restructuring initiatives, which began during 2008. The $19 million includes $10 million of professional fees associated with pre-petition capital restructuring costs.

The following table sets forth the restructuring costs that are included in general and administrative expense in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2009, and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Severance pay and benefits	$5	$—	$6	$7
Facilities charges	1	3	2	3
Capital restructuring - pre-petition	—	—	10	—
Other	—	1	1	1
Total restructuring expense	$6	$4	$19	$11

The following table sets forth the balance of the restructuring accrual at September 30, 2009, and details the changes in the accrued liability through the first nine months of 2009:

	Beginning Balance at January 1, 2009	Restructuring Expense	Payments	Ending Balance at September 30, 2009
	(in millions)
Severance pay and benefits	$3	$6	$(4)	$5
Facilities charges	—	2	(2)	—
Capital restructuring - pre-petition	—	10	(10)	—
Other	—	1	(1)	—
Total	$3	$19	$(17)	$5

The Company anticipates there will be additional restructuring charges in subsequent periods.

Note 4

Earnings Per Share

Basic earnings per share are computed by dividing net income by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The effect of potentially dilutive common shares for the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 was not material.

The following table illustrates the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
Income available to common stockholders	$101	$73	$—	$260
Weighted-average common shares outstanding	147	146	147	146
Basic and diluted earnings per share	$0.69	$0.50	$—	$1.78

Note 5

Additional Financial Information

The tables that follow provide additional financial information related to the Company’s consolidated financial statements.

Balance Sheet

As a result of the Company filing for Chapter 11 bankruptcy, there has been a reclassification of certain liabilities from accounts payable and accrued liabilities to liabilities subject to compromise.  See Note 6 for additional information related to liabilities subject to compromise.

The following table displays the components of accounts payable and accrued liabilities:

	At September 30,	At December 31,
	2009	2008
	(in millions)
Accounts payable and accrued liabilities
Accounts payable	$25	$34
Accrued expenses	23	48
Accrued vacation pay	18	19
Accrued salaries and wages	85	66
Accrued taxes	5	45
Accrued interest	—	30
Total accounts payable and accrued liabilities	$156	$242

The following table displays items previously classified as accounts payable and accrued liabilities at December 31, 2008 that are now categorized as liabilities subject to compromise:

At September 30,
2009
(in millions)
Accounts payable and accrued liabilities classified as liabilities subject to compromise
Accounts payable	$13
Accrued expenses	3
Accrued taxes	41
Accrued interest	118
Accounts payable and accrued liabilities classified as liabilities subject to compromise	$175

Comprehensive Income

The following table displays the computation of total comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Net income	$101	$73	$—	$260
Other comprehensive income (loss), net of taxes
Unrealized gain on cash flow hedges	—	10	—	34
Reclassification adjustment associated with cash flow hedge losses realized in net income	13	—	113	—
Adjustments for pension and post-employment benefits	(16)	(3)	(27)	(3)
Other comprehensive income (loss), net of taxes	(3)	7	86	31
Total comprehensive income	$98	$80	$86	$291

As of December 31, 2008, the Company discontinued hedge accounting associated with its interest rate swap agreements and as a result, all 2009 activities related to the interest rate swap agreements were recorded to the consolidated statement of operations.  See Note 7 for further discussion of debt obligations and interest rate swap agreements.

As of September 30, 2009, the balance in accumulated other comprehensive loss of $136 million includes an unrealized loss of $53 million (net of tax of $30 million) related to the unrealized losses on cash flow hedges and ineffectiveness and an unrealized loss of $83 million (net of tax of $51 million) associated with adjustments for pension and post-employment benefits.

As of December 31, 2008, the balance in accumulated other comprehensive loss of $222 million includes an unrealized loss of $166 million (net of tax of $87 million) related to the unrealized losses on cash flow hedges and ineffectiveness and an unrealized loss of $56 million (net of tax of $36 million) associated with adjustments for pension and post-employment benefits.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, trade receivables, short-term investments and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on debt with similar maturities and credit quality discounted at current quoted market rates.  The filing of Chapter 11 bankruptcy constituted an event of default under the Company’s interest rate swap agreements. As a result, these interest rate swap agreements are no longer deemed financial instruments required to be remeasured at fair value each reporting period, but are now liabilities which are recorded based on management’s estimate of the amount to settle the obligations.  The Company recorded these net liabilities as of the bankruptcy Petition Date in the amount of $496 million.  These net liabilities are classified under liabilities subject to compromise in the accompanying consolidated balance sheet as of September 30, 2009.

The following table sets forth the carrying amount and fair value for total debt obligations and derivative liabilities at September 30, 2009 and December 31, 2008:

	At September 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Total debt obligations	$9,079	$2,780	$9,267	$2,391
Derivative liabilities	496	496	248	248

Note 6

Liabilities Subject To Compromise

Liabilities subject to compromise refers to both secured and unsecured obligations that will be settled under the plan of reorganization.  The applicable reorganization accounting rules require pre-petition liabilities, including those that became known after filing the bankruptcy petitions that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process, and remain subject to future adjustments from negotiated settlements, actions of the Bankruptcy Court and non-acceptance of certain executory contracts and unexpired leases.  Liabilities subject to compromise also include items that may be assumed under the plan of reorganization, and may be subsequently reclassified to liabilities not subject to compromise.  The Company has classified all of its debt obligations of $9,079 million, including its secured debt, as liabilities subject to compromise.  Liabilities subject to compromise also include certain pre-petition liabilities, including certain accrued taxes, accrued interest and accrued expenses.  The Company’s cash from operations was favorably impacted by the stay of payment of interest.

The table below identifies the principal categories of liabilities subject to compromise:

At September 30,
2009
(in millions)
Debt obligations	$9,079
Derivative liabilities, net	496
Debt issuance costs	(73)
Accounts payable and accrued liabilities	175
Other current liabilities	2
Unrecognized tax benefits	90
Total liabilities subject to compromise	$9,769

Note 7

Debt Obligations and Derivative Instruments

Chapter 11 Bankruptcy Filings

On March 31, 2009, the Company and its domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code.  The filing of the Chapter 11 petitions constituted an event of default under certain of the Company’s debt obligations and interest rate swap agreements, and those debt obligations and interest rate swap agreements became automatically and immediately due and payable.  However, under applicable bankruptcy law, an automatic stay of action to collect, assert, or recover a claim against the Company is now in effect.  The Company’s debt obligations of $9,079 million are classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of September 30, 2009. The debt obligations balance reflects the payment of a court approved adequacy protection payment of $250 million ($188 million of secured debt principal and $62 million of accrued interest) made in April 2009 to the agent of the Company’s secured lenders under its senior secured credit facilities.

Other than the adequacy protection payment of principal and interest discussed above, the Company did not make any scheduled principal payments in 2009 or any interest payments since February 2009.  As stipulated in the debt credit agreement, the interest rate was automatically changed to the Prime Rate (called the Alternative Base Rate or “ABR”) plus a basis point spread on the revolving credit facility, Tranche A Facility, and Tranche B Facility which equates to an all-in interest rate of 5.75%, 5.75% and 6.25%, respectively.  However, since the filing of the bankruptcy petitions, interest associated with the debt and interest rate swap agreements is not being accrued.

In accordance with guidance under the applicable reorganization accounting rules, the debt issuance costs should be viewed as valuations of the related debt obligations.  When the debt obligations become allowed claims and the allowed claims differ from the net carrying amount of the debt obligations, the recorded amount should be adjusted to the amount of the allowed claims (thereby adjusting existing debt issuance costs to the extent necessary to report debt obligations at this allowed amount).  Through September 30, 2009, the Bankruptcy Court had not classified any of the debt obligations as allowed claims.  Therefore, the debt obligations have been categorized under liabilities subject to compromise in the accompanying consolidated balance sheet as of September 30, 2009.  The debt issuance costs of $73 million as of September 30, 2009 have not been adjusted.  The Company may be required to record these amounts or a portion thereof in the consolidated statement of operations as a reorganization item if the Bankruptcy Court ultimately determines that a portion of the debt obligation is subject to compromise. See Note 6 for additional information related to liabilities subject to compromise.

Due to the bankruptcy filing, the Company’s interest rate swap agreements are no longer deemed financial instruments required to be remeasured at fair value each reporting period, but are now liabilities which are recorded based on management’s estimate of the amount to settle the obligations.  The Company recorded these net liabilities as of the bankruptcy Petition Date in the amount of $496 million.  These liabilities are classified under liabilities subject to compromise in the accompanying consolidated balance sheet as of September 30, 2009. Accordingly, the Company recorded a loss of $279 million which represented the difference in the carrying amount of the liability prior to the bankruptcy Petition Date and the expected amount of the allowed claim.  The loss was recognized during the three months ended March 31, 2009 in the consolidated statement of operations as a reorganization item.  See Note 2 for a further explanation of reorganization items.

On September 10, 2009, the Bankruptcy Court approved the Company’s disclosure statement, as it relates to the Amended Plan.  Under the Amended Plan, if ultimately confirmed by the Bankruptcy Court, allowed secured credit facilities claims will become parties to and be bound by a new term loan agreement in exchange for the cancellation of outstanding debt obligations. The new term loans will be in aggregate principal amount equal to $2.75 billion and will mature on the sixth anniversary of the bankruptcy emergence date.  As such, a portion of the forecasted interest payments on the original, higher principal debt are not probable of occurring, therefore, the deferred losses in accumulated other comprehensive loss associated with the interest rate swaps were remeasured from $228 million to $83 million as of September 30, 2009.  The $145 million remeasurement difference was recognized as a reorganization item in the accompanying consolidated statement of operations during 2009.  The remaining deferred balance of $83 million ($53 million net of tax) in accumulated other comprehensive loss will be amortized to the statement of operations using the effective interest method over the remaining period of the forecasted interest payments, once interest payments on the debt obligations resume, or upon emergence from bankruptcy, it will be evaluated in accordance with the applicable reorganization accounting rules.  Any additional reduction in the proposed debt level would result in deferred losses recorded in accumulated other comprehensive loss being remeasured and recognized as reorganization expense in the consolidated statement of operations.  See Note 2 for a further explanation of reorganization items.

Debt Obligations

Outstanding debt obligations are as follows:

			At September 30,	At December 31,
	Interest Rates	Maturities	2009	2008
			(in millions)
Senior secured credit facilities:
Revolving credit facility	ABR+ 0.50%	2011	$240	$247
Tranche A facility	ABR+ 0.50%	2009-2013	1,470	1,515
Tranche B facility	ABR+ 1.00%	2007-2014	4,519	4,655
Total senior secured credit facilities			6,229	6,417
Senior unsecured notes	8.0%	2016	2,850	2,850
Debt obligations			9,079	9,267
Less: current maturities of long-term debt			—	(9,267)
Debt obligations subject to compromise			$9,079	$—

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

On October 24, 2008, the Company initiated borrowings of $247 million under its existing $250 million revolving credit facility, leaving available funds at December 31, 2008 of approximately $0.3 million ($250 million revolving credit facility less $247 million in initiated borrowings less $2.7 million in letters of credit outstanding). The borrowing under the revolving credit facility allowed the Company to increase its cash position in order to preserve financial flexibility in light of the uncertainty in the credit markets. In accordance with the terms of the senior secured credit facility, the proceeds from the borrowing are intended for general corporate purposes. The agreement calls for the Company to pay a commitment fee of 0.375% for the unused portion of the revolving credit facility, calculated based on the daily unused amount and payable on a quarterly basis.

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

Derivative Instruments and Hedging Activities

The Company has interest rate swap agreements with major financial institutions with notional amounts totaling $5,500 million. These interest rate swap agreements consist of four separate swap transactions with $2,700 million originally maturing on June 29, 2012, $1,100 million originally maturing on September 30, 2010, $800 million originally maturing on March 31, 2012 and $900 million with annual notional reductions of $200 million originally maturing on March 31, 2012.  Under the interest rate swap agreements, the Company paid fixed rate interest at rates ranging from 4.86% to 5.15% and received floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swap agreements comply with debt covenants under the senior secured credit facilities that required at least 50% of total outstanding debt be subject to fixed interest rates through June 2009. The Company does not enter into derivative financial instruments for trading or speculative purposes.

In addition, on August 18, 2008, the Company entered into an interest rate swap arrangement which resulted in the de-designation of the $1,100 million swap maturing on September 30, 2010. In this arrangement, the remaining life of the $1,100 million swap was combined with a basis swap and re-designated as a cash flow hedge. In the interest rate swap agreement, the Company paid interest based on the three month LIBOR rate and received interest based on the one month LIBOR rate plus an 8.5 basis point spread. The interest rate swap agreement was intended to hedge the variability in cash flows attributable to changes in interest rates on the remaining monthly variable interest payments on borrowings under the Tranche A facility through the original maturity of the swap agreement on September 30, 2010.

As of December 31, 2008, the Company determined the interest rate swap agreements no longer qualified for hedge accounting as the future payments on the underlying debt were no longer probable of occurring but reasonably possible of occurring beyond the maturity of the existing swaps.  As such, the deferred interest rate swaps losses in accumulated other comprehensive loss were frozen and on January 1, 2009, the Company began amortizing these losses using the effective interest method over the remaining life of the interest rate swaps.   As of the bankruptcy Petition Date, the Company ceased amortization because interest payments on the underlying debt were stopped.  As of September 30, 2009, $28 million was amortized from accumulated other comprehensive loss to interest expense ($18 million net of tax) in the accompanying consolidated statements of operations. As previously mentioned, the Company remeasured the interest rate swaps deferred losses in accumulated other comprehensive loss from $228 million to $83 million to reflect the component of forecasted interest payments that are likely to occur.  The $145 million remeasurement difference, which represents the component of forecasted interest payments that are unlikely to occur, was recognized as a reorganization item in the consolidated statement of operations during 2009.  The remaining deferred balance of $83 million ($53 million net of tax) in accumulated other comprehensive loss will be amortized to the statement of operations using the effective interest method over the remaining period of the forecasted interest payments, once interest payments on the debt obligations resume, or upon emergence from bankruptcy, it will be evaluated in accordance with the applicable reorganization accounting rules.  See Note 2 for a further explanation of reorganization items.

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

Note 8

Pension and Other Post-Employment Benefit Costs

The Company provides pension and post-employment benefits to many of its employees.  The Company’s pension plans are noncontributory defined benefit pension plans.  The post-employment health care and life insurance plans for the Company’s retirees and their dependents are both contributory and non-contributory and include a limit on the Company’s share of cost for recent and future retirees.

Net Periodic Cost (Income)

The following tables summarize the benefit costs (income) related to the Company’s pension and post-employment health care and life insurance plans for the three and nine months ended September 30, 2009 and 2008:

	Pension
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$1	$1	$4	$5
Interest cost	8	8	24	24
Expected return on plan assets	(10)	(13)	(33)	(41)
Amortization of prior service costs	—	1	1	1
Amortization of unrecognized net loss (gain)	1	—	1	—
Settlement loss/(gain)	2	—	9	(3)
Net periodic benefit (income) cost	$2	$(3)	$6	$(14)

The Company recorded pension settlement losses of $2 million and $9 million for the three and nine months ended September 30, 2009, respectively, and settlement gains of $3 million for the nine months ended September 30, 2008, related to employees that received lump-sum distributions. These charges were recorded in accordance with the applicable accounting rules for settlements and curtailments of defined benefit pension plans and for termination benefits, which require that settlement (gains) losses be recorded once prescribed payment thresholds have been reached. This activity represents a pro rata recognition of the previously unrecognized (gains) losses associated with separated and retired employees.

	Health Care and Life
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$—	$1	$1	$2
Interest cost	5	4	13	13
Amortization of prior service costs	(2)	(1)	(4)	(4)
Amortization of unrecognized net loss	1	1	2	4
Net periodic benefit cost	$4	$5	$12	$15

Note 9

Employee Benefits

Savings Plans Benefits

The Company sponsors defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in these plans. The Company previously offered three defined contribution plans for the benefit of current and former employees. These three plans were collectively merged effective December 31, 2008 into one plan, and renamed The Idearc Savings Plan. Under this plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees.  For the three and nine months ended September 30, 2009, the Company recorded savings plan expenses of $6 million and $18 million, respectively. For the three and nine months ended September 30, 2008, the Company recorded savings plan expenses of $6 million and $22 million, respectively.

Severance Benefits

For the three and nine months ended September 30, 2009, the Company paid severance benefits of $2 million and $5 million, respectively.  For the three and nine months ended September 30, 2008, the Company paid severance benefits of $6 million and $16 million, respectively.

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

Effective November 16, 2006, the Company adopted the Idearc Inc. Long-Term Incentive Plan (the “2006 Plan”).  The 2006 Plan permits the grant of cash and equity-based incentive compensation awards, including restricted stock, restricted stock units, performance shares, performance units, stock options, and other awards, such as stock appreciation rights and cash incentive awards. The maximum number of shares of Idearc common stock authorized for issuance under the 2006 Plan was 2.5 million. Pursuant to the terms of the 2008 Plan, the Company will not issue more than 350,000 shares under the 2006 Plan after December 31, 2007. During 2007 and 2008, the Company granted awards under the 2006 Plan to employees and non-management directors.

Restricted Stock

The 2006 and 2008 Plans provide for grants of restricted stock.  These awards are classified as equity awards.  The fair value of the restricted unit is determined based on the price of Idearc common stock on the date of the grant.

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

A portion of the cost related to these restricted stock awards is included in the Company’s stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008.

Changes in the Company’s outstanding restricted stock awards for the nine months ended September 30, 2009, were as follows:

	Number of Restricted Stock Awards (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2009	2,094	$7.35
Granted	6	1.70
Vested	(367)	15.43
Forfeitures	(82)	7.61
Outstanding restricted stock at September 30, 2009	1,651	$5.52

Performance Units and Performance Share Units

The 2006 and 2008 Plans provide for grants of performance units and performance share units that can be settled in cash, shares of Idearc common stock, or a combination thereof.  These awards are classified as either liability or equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

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

This award is classified as an equity award.  All payments are subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance share unit award liability is measured at its fair value at the time of grant, which, for this purpose, was the date on which the Company’s stockholders approved the 2008 Plan. A portion of the cost related to this performance share unit liability is included in the Company’s stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008.

During 2007, certain employees were granted a target number of performance units as part of the Company’s 2006 long-term incentive compensation program. The target number of performance units may be increased (to a maximum of 150% of the target) or decreased (to zero) based on the Company’s TSR relative to the TSR of a market benchmark over a measurement period beginning on January 1, 2007, and ending on December 31, 2009.  Each performance unit will be settled in cash upon vesting in an amount equal to the closing price of Idearc common stock on the last trading day in the measurement period.

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

This award is classified as a liability award.  All payments are subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance unit award liability is measured at its fair value at the end of each reporting period and will fluctuate based on the performance of Idearc common stock and Idearc’s TSR relative to the TSR of the market benchmark.  A portion of the cost related to this performance unit liability is included in the Company’s stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008.

Changes in the Company’s outstanding performance units and performance share units for the nine months ended September 30, 2009, were as follows:

	Performance Units / Performance Share Units (in thousands)	Weighted- Average Fair Value
Outstanding performance units/performance share units at January 1, 2009	3,449	$2.84
Granted	—	—
Forfeitures	(19)	2.74
Outstanding performance units/performance share units at September 30, 2009	3,430	$2.75

Stock Options

The 2006 and 2008 Plans provide for grants of stock options. These awards are classified as equity awards.

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

•                  Expected life is based on the SEC shortcut method as described in the SEC’s guidance on the valuation of equity share option grants; and

•                  The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

A portion of the cost related to these stock option awards is included in the Company’s stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008.

Changes in the Company’s outstanding stock option awards for the nine months ended September 30, 2009 were as follows:

	Number of Stock Option Awards (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)

Outstanding stock option awards at January 1, 2009	650	$3.51	9.46	$—
Granted	—	—	—	—
Exercises	—	—	—	—
Forfeitures/expirations	—	—	—	—
Outstanding stock option awards at September 30, 2009	650	$3.51	8.71	$—

The stock-based compensation expense recognized for the three and nine months ended September 30, 2009, was $1 million and $6 million, respectively. For the three and nine months ended September 30, 2008, stock-based compensation expense was $2 million and $3 million, respectively. These costs are recorded as part of general and administrative expenses in the accompanying consolidated statements of operations.

As of  September 30, 2009, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock, performance units, performance share units and stock options was approximately $5 million and is expected to be recognized over a weighted-average period of approximately 1.1 years.

Note 11

Income Taxes

Income taxes for the nine months ended September 30, 2009 and 2008 have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense and the tax effect of other discrete items. The Company anticipates the effective tax rate, including interest expense and other discrete items, to approximate 29% for 2009. The full year effective tax rate for 2008 was 34.4%. The decline in the effective tax rate is primarily due to a more favorable permanent tax deduction. The Company’s effective tax rate may be subject to changes in future periods as a result of potential changes in business operations and events related to the Chapter 11 bankruptcy proceedings.

Note 12

Litigation

On March 31, 2009, (the “Petition Date”), the Company and all of its domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  These Chapter 11 cases are being jointly administered under the caption In re: Idearc Inc. et al, Case No. 09-31828 (the “Chapter 11 Case”).  The Company continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  As of the Petition Date, virtually all pending litigation wherein the Company or any of its domestic subsidiaries is named as a defendant is stayed as to the Company and its domestic subsidiaries, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Company.  At this time, it is not possible to predict the outcome of the Chapter 11 Case or its effect on our business or the actions described below.

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

In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges.  The proposed assessment relates to the audit period March 1998 through May 2005. On May 5, 2008, the State of New York issued a Notice of Determination to the Company for approximately $28 million. The Company filed its response on July 25, 2008 and any further action has been stayed beyond the outcome of a related matter.  The State of New York has also filed multiple proofs of claims in the Bankruptcy Court.

In late December 2008, the Company received tax assessments from the State of Washington related to operating taxes allegedly due on the Company’s inter-company transactions.  The proposed assessments totaling approximately $12.5 million relate to the audit period January 1, 2003 through June 30, 2008.  On February 19, 2009, the Company filed appeals to these assessments.  The first hearing on the Company’s appeals was held on October 20, 2009, before a Washington administrative law judge.  The Company does not expect a ruling on its appeals before the first quarter of 2010.  The State of Washington has also filed multiple proofs of claims in the Bankruptcy Court.

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

On April 20, 2009, a lawsuit was filed in the District Court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust.  The suit generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts which made their statements misleading, regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 26, 2009, the Bankruptcy Court entered an injunction prohibiting the prosecution of the Corwin litigation while the Company remains in bankruptcy. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On April 30, 2009, May 21, 2009 and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not on the Company or its subsidiaries).  The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas, against two of the Company’s current officers (but not on the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008 and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with this case.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since filing the complaints, all four cases have been consolidated into one court in the Northern District.  Each of the plaintiffs have filed motions to be named lead plaintiff and each of the plaintiffs’ attorneys have filed motions to be named lead plaintiffs’ counsel.  The

Company’s response will not be due until after the motions are resolved.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On July 14, 2009, an unsecured creditor of the Company filed an adversary proceeding against certain of the Company’s current and former officers and directors (but not against the Company or its subsidiaries).  Other defendants include Verizon Communications Inc. and certain of Verizon’s current and former officers and directors. The complaint is a request by this creditor to subordinate all the secured and unsecured claims in the bankruptcy to his claim.  The only count aimed at the Company’s current and former officers and directors alleges that the individuals breached their fiduciary duty to the plaintiff by allowing Verizon to “loot” the Company and seeks unspecified damages to include recovery of the amount of plaintiff’s claim against the Company.  The Court granted the Idearc defendants’ motion to dismiss the complaint on September 24, 2009, however the plaintiff has asked the court to reconsider that decision. The time for appeal has not yet run. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

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

The filing of the Chapter 11 bankruptcy petitions constituted an event of default under our senior secured credit facility and the indenture governing the 8% senior unsecured notes due in 2016, and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations are automatically stayed under the applicable bankruptcy law. In anticipation of this action, the total outstanding debt obligations of $9,267 million were classified as current maturities of long-term debt in the accompanying consolidated balance sheet at December 31, 2008. Based on the bankruptcy petition, our total outstanding debt obligations as of September 30, 2009 are included in liabilities subject to compromise in the accompanying consolidated balance sheet.

Likewise, the filing of Chapter 11 bankruptcy constituted an event of default under our interest rate swap agreements. As a result, these interest rate swap agreements are no longer deemed financial instruments required to be remeasured at fair value each reporting period, but are now liabilities which are recorded based on management’s estimate of the amount to settle the obligations.  We recorded these net liabilities as of the bankruptcy Petition Date in the amount of $496 million.  These net liabilities are classified under liabilities subject to compromise in the accompanying consolidated balance sheet as of September 30, 2009.  See Note 6 to our consolidated financial statements included in this report for additional information related to liabilities subject to compromise.

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

Several bankruptcy hearings have been held since the Company filed for Chapter 11 bankruptcy.  The Bankruptcy Court granted interim approval of several of Idearc’s “first day” motions, including the payment of certain pre-petition and post-petition obligations of Idearc related to employee wages, salaries and benefits and certain customer obligations, as well as the continuation of certain customer programs.  Also, the Bankruptcy Court authorized the banks to pay outstanding obligations (checks, EFTs, etc.) without interruption in the usual and normal course of business. Additionally, we paid an adequacy protection payment of $250 million ($188 million of secured debt principal and $62 million of accrued interest) to the agent of secured lenders under its senior secured credit facilities (the “Lenders”) for pro rata distribution to the Lenders and holders of the swap agreements that reduced pre-petition obligations. We have retained legal and financial professionals to advise and assist us with the bankruptcy proceedings. From time to time, we have sought and may continue to seek Bankruptcy Court approval for the retention of additional professionals.

As required by the Bankruptcy Code, the United States Trustee for the Northern District of Texas appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to Idearc. There can be no assurance that the Creditors’ Committee will support Idearc’s positions on matters to be presented to the Bankruptcy Court in the future or on any proposed plan of reorganization. Disagreements between Idearc and the Creditors’ Committee could protract the Chapter 11 proceedings, delaying our emergence from the Chapter 11 bankruptcy proceedings, and thus negatively impact our ongoing operations.

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

Plan of Reorganization

On May 15, 2009, the Company submitted a joint plan of reorganization (the “Plan”) and disclosure statement for consideration by the Bankruptcy Court and the affected creditors.  The Plan and disclosure statement described the anticipated organization, operations and financing of the reorganized entity. Among other things, the Plan resolved the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provided for the corporate governance subsequent to emergence from bankruptcy.   Specifically, the disclosure statement contained certain information about the Company’s pre-petition operating and financial history, the events which led up to the commencement of bankruptcy and significant events that have occurred while operating under Chapter 11 of the Bankruptcy Code.  The disclosure statement also described the terms and provisions of the Plan, including certain effects of confirmation of the Plan, certain risk factors associated with securities to be issued under the Plan, certain alternatives to the Plan, the manner in which distribution would be made under the Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Plan must follow for their votes to be counted.

On September 8, 2009, Idearc filed the first amended joint plan of reorganization (the “Amended Plan”) and disclosure statement with revised financial forecasts and the capital structure anticipated at emergence from bankruptcy.  The Bankruptcy Court approved our disclosure statement, as it related to the Amended Plan, on September 10, 2009.  With the approval of the disclosure statement, we began soliciting votes from our creditors to accept or reject the Amended Plan.  The Bankruptcy Court has set the voting deadline for 6:00 p.m. (CST) on November 13, 2009.  The hearing at which the Bankruptcy Court will consider confirmation of the Amended Plan is scheduled to commence on December 9, 2009.  However, there can be no assurance at this time that the Amended Plan will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully and on a timely basis.

Under the Amended Plan, if ultimately confirmed by the Bankruptcy Court, allowed secured credit facilities claims will become parties to and be bound by a new term loan agreement in exchange for the cancellation of outstanding debt obligations. The new term loans will be in an aggregate principal amount equal to $2.75 billion and will mature on the sixth anniversary of the bankruptcy emergence date.  The new term loans will bear interest at an annual rate of LIBOR plus 800 basis points with a LIBOR floor of 3.0%.  In addition, new issue common stock will be distributed to the holders of allowed secured credit facility claims, which will represent 95% of the new common stock to be issued and outstanding on the bankruptcy emergence date. New issue common stock will also be distributed to holders of allowed unsecured note claims, allowed unsecured credit facilities claims and allowed general unsecured claims, which will represent 5% of the new common stock to be issued and outstanding on the bankruptcy emergence date.  Finally, under the priority order of claims established in the Amended Plan, any claim for damages arising from the purchase or sale of any old securities, or any claim for reimbursement, contribution, or indemnification on account of any such claim will be impaired and will receive no distributions.

The ultimate recovery to the holders of claims will not be finalized until confirmation of the Amended Plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to each constituency or what types or amounts of distributions, if any, they would ultimately receive. The confirmed Amended Plan could result in holders of the Company’s liabilities and/or securities, including common stock, receiving no distribution and cancellation of their holdings. Due to these uncertainties, the value of the Company’s liabilities and securities, including its common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and securities of the Company. At this time, there is no assurance the Company will be able to restructure as a going concern or successfully implement the Amended Plan.

For periods subsequent to the Chapter 11 bankruptcy filings, the guidance under the applicable reorganization accounting rules has been applied in preparing the accompanying consolidated financial statements.  This guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized from the reorganization process will be classified as reorganization items in the accompanying consolidated statement of operations.  See Note 2 to our consolidated financial statements included in this report for additional information related to reorganization items.  Additionally, in the accompanying consolidated balance sheet, liabilities are segregated between liabilities not subject to compromise and liabilities subject to compromise.  Liabilities subject to compromise are reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts.  See Note 6 to our consolidated financial statements included in this report for additional information related to liabilities subject to compromise.

Going Concern Matters

The accompanying consolidated financial statements and related notes have been prepared assuming that Idearc will continue as a going concern, although the Chapter 11 bankruptcy raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts classified as liabilities or any other adjustments that might be necessary should Idearc be unable to continue as a going concern.

Idearc continues to be operationally profitable and continues to provide positive operating cash flows.  As such, debtor-in-possession financing is not expected to be required. However, we have incurred and will continue to incur significant costs associated with our reorganization process. These costs are being expensed as incurred. In addition, during 2008, we began implementing strategic organizational and market exit initiatives to improve ongoing operational efficiencies. These restructuring efforts have continued throughout 2009. See Note 3 to our consolidated financial statements included in this report for additional information related to restructuring.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States.  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of Idearc Inc. and its subsidiaries.  These interim condensed financial statements do not contain all information and footnote disclosures normally included in financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the interim periods are not necessarily indicative of results for the full year. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

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

New Initiatives

During 2009, we introduced several marketing initiatives, including the new SuperGuarantee program and its associated national advertising program.  The SuperGuarantee program is a consumer focused program designed to make it easier and faster for consumers to find businesses they trust so that when a consumer chooses a client of Idearc, they can count on them to do the job right or we will step in and help to make it right.

Print Products Advertising Sales

Our print products advertising sales have continued to decline due to weaker economic conditions and competition from other advertising media.  These declines in print products advertising sales will also impact print products revenue into 2010 due to the amortization method of accounting.  For the three and nine months ended September 30, 2009, net print products advertising sales declined 22.4% and 19.5%, compared to the same periods in 2008, with multi-product advertising sales declining 20.8% and 17.9% for the same periods, respectively.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth our operating results for the three months ended September 30, 2009 and 2008:

Three months ended September 30,	2009	2008	Change	% Change
	(in millions, except %)
Operating Revenue
Print products	$543	$659	$(116)	(17.6)%
Internet	68	75	(7)	(9.3)
Other	—	1	(1)	(100.0)
Total operating revenue	611	735	(124)	(16.9)

Operating Expense
Selling	167	176	(9)	(5.1)
Cost of sales (exclusive of depreciation and amortization)	137	151	(14)	(9.3)
General and administrative	104	110	(6)	(5.5)
Depreciation and amortization	17	19	(2)	(10.5)
Total operating expense	425	456	(31)	(6.8)

Operating income	186	279	(93)	(33.3)
Interest expense (income), net	(3)	162	(165)	NM
Income before reorganization items and provision for income taxes	189	117	72	61.5
Reorganization items	35	—	35	NM
Income before provision for income taxes	154	117	37	31.6
Provision for income taxes	53	44	9	20.5
Net income	$101	$73	$28	38.4%

Operating Revenue

Operating revenue of $611 million for the three months ended September 30, 2009 decreased $124 million, or 16.9%, compared to $735 million for the three months ended September 30, 2008 for the reasons described below.

Print Products. Revenue from print products of $543 million for the three months ended September 30, 2009 decreased $116 million, or 17.6%, compared to $659 million for the three months ended September 30, 2008. This decline resulted from reduced advertiser renewals, partially offset by the addition of new advertisers and revenue from new product offerings. We continued to face competition in the print directory market and from other advertising media, including cable television, radio and the Internet. In addition, the impacts of weaker economic conditions have also contributed to declines in our print products revenue.

Internet. Internet revenue of $68 million for the three months ended September 30, 2009 decreased $7 million, or 9.3%, compared to $75 million for the three months ended September 30, 2008, primarily driven by declines in fixed fee advertising and weaker economic conditions.

Operating Expense

Operating expense of $425 million for the three months ended September 30, 2009 decreased $31 million, or 6.8%, compared to $456 million for the three months ended September 30, 2008 for the reasons described below.

Selling. Selling expense of $167 million for the three months ended September 30, 2009 decreased $9 million, or 5.1%, compared to $176 million for the three months ended September 30, 2008. This decrease resulted primarily from lower employee related costs and sales commissions, partially offset by increased costs associated with our national advertising campaign.

Cost of Sales. Cost of sales of $137 million for the three months ended September 30, 2009 decreased $14 million, or 9.3%, compared to $151 million for the three months ended September 30, 2008. This decrease was primarily related to lower employee related costs, lower printing and distribution costs, and lower Internet traffic costs.

General and Administrative. General and administrative expense of $104 million for the three months ended September 30, 2009 decreased $6 million, or 5.5%, compared to $110 million for the three months ended September 30, 2008. The decrease was largely the result of lower bad debt expense in 2009 and a contract settlement with a former reseller in the third quarter of 2008. These decreases were partially offset by increased employee severance costs related to our ongoing strategic organizational and market exit initiatives, and the impact of recording settlement losses in the three months ended September 30, 2009. Bad debt expense of $56 million for the three months ended September 30, 2009, decreased by $4 million, or 6.7%, compared to $60 million for the three months ended September 30, 2008. The decreased bad debt expense was influenced by reductions in revenue for 2009 as the result of the current weak economic environment. Bad debt expense as a percent of total operating revenue was 9.2% for the three months ended September 30, 2009 compared to 8.2% for the three months ended September 30, 2008.

Interest Expense (Income), Net

Interest expense, net of interest income, of ($3) million for the three months ended September 30, 2009 decreased $165 million compared to $162 million for the three months ended September 30, 2008. Since the bankruptcy filing date, interest associated with our debt and interest rate swap agreements is not being accrued.

Reorganization Items

During the three months ended September 30, 2009, we recorded $35 million of reorganization items on a separate line item in the accompanying consolidated statement of operations, in accordance with provisions established by the applicable reorganization accounting rules.  Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include certain expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business.

Deferred losses in accumulated other comprehensive loss associated with the interest rate swap agreements were remeasured to reflect the component of forecasted interest rate payments that are likely to occur. This resulted in a non-cash charge of $21 million that was recognized as a reorganization item in the accompanying consolidated statement of operations for the three months ended September 30, 2009.

Other reorganization expenses of $14 million for the three months ended September 30, 2009, primarily consists of professional fees incurred directly associated with the reorganization of the business under Chapter 11 of the Bankruptcy Code.

Provision for Income Taxes

Provision for income taxes of $53 million for the three months ended September 30, 2009 increased $9 million, or 20.5%, compared to $44 million for the three months ended September 30, 2008, primarily due to higher pre-tax income as discussed above, offset by the impact of discrete items. The effective tax rate was 34.4% for the three months ended September 30, 2009 compared to 37.6% for the three months ended September 30, 2008. The results for the three months ended September 30, 2009 and 2008 include the effects of discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 29% for 2009. The full year effective tax rate for 2008 was 34.4%.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth our operating results for the nine months ended September 30, 2009 and 2008:

Nine months ended September 30,	2009	2008	Change	% Change
	(in millions, except %)
Operating Revenue
Print products	$1,723	$2,038	$(315)	(15.5)%
Internet	211	223	(12)	(5.4)
Other	2	3	(1)	(33.3)
Total operating revenue	1,936	2,264	(328)	(14.5)

Operating Expense
Selling	528	541	(13)	(2.4)
Cost of sales (exclusive of depreciation and amortization)	436	461	(25)	(5.4)
General and administrative	334	306	28	9.2
Depreciation and amortization	51	59	(8)	(13.6)
Total operating expense	1,349	1,367	(18)	(1.3)

Operating income	587	897	(310)	(34.6)
Interest expense, net	148	491	(343)	(69.9)
Income before reorganization items and provision (benefit) for income taxes	439	406	33	8.1
Reorganization items	440	—	440	NM
Income (loss) before provision (benefit) for income taxes	(1)	406	(407)	NM
Provision (benefit) for income taxes	(1)	146	(147)	NM
Net income	$—	$260	$(260)	(100.0)%

Operating Revenue

Operating revenue of $1,936 million for the nine months ended September 30, 2009 decreased $328 million, or 14.5%, compared to $2,264 million for the nine months ended September 30, 2008 for the reasons described below.

Print Products. Revenue from print products of $1,723 million for the nine months ended September 30, 2009 decreased $315 million, or 15.5%, compared to $2,038 million for the nine months ended September 30, 2008. This decline resulted from reduced advertiser renewals, partially offset by the addition of new advertisers and revenue from new product offerings. We continued to face competition in the print directory market and from other advertising media, including cable television, radio and the Internet. In addition, the impacts of weaker economic conditions have also contributed to declines in our print products revenue.

Internet. Internet revenue of $211 million for the nine months ended September 30, 2009 decreased $12 million, or 5.4%, compared to $223 million for the nine months ended September 30, 2008, primarily driven by declines in fixed fee advertising and weaker economic conditions.

Operating Expense

Operating expense of $1,349 million for the nine months ended September 30, 2009 decreased $18 million, or 1.3%, compared to $1,367 million for the nine months ended September 30, 2008 for the reasons described below.

Selling. Selling expense of $528 million for the nine months ended September 30, 2009 decreased $13 million, or 2.4%, compared to $541 million for the nine months ended September 30, 2008. This decrease resulted primarily from lower employee related costs and sales commission costs, partially offset by increased advertising costs associated with our national advertising campaign.

Cost of Sales. Cost of sales of $436 million for the nine months ended September 30, 2009 decreased $25 million, or 5.4%, compared to $461 million for the nine months ended September 30, 2008. This decrease was primarily due to lower printing and distribution costs and reduced employee related costs.

General and Administrative. General and administrative expense of $334 million for the nine months ended September 30, 2009 increased $28 million, or 9.2%, compared to $306 million for the nine months ended September 30, 2008. The increase was the result of higher bad debt expense, the impact of recording settlement losses in 2009 associated with our pension plans, while recording settlement gains in 2008, higher stock-based compensation costs and increased employee related costs resulting from a favorable adjustment in 2008.  Additionally, we recorded $19 million of restructuring charges associated with our ongoing strategic organizational, market exit and pre-petition capital restructuring initiatives, of which $10 million related to pre-petition capital restructuring costs.  These increases were partially offset by lower transition costs associated with our spin off from Verizon, lower employee severance costs and a contract settlement with a former reseller in the third quarter of 2008. Bad debt expense of $178 million for the nine months ended September 30, 2009, increased by $31 million, or 21.1%, compared to $147 million for the nine months ended September 30, 2008. Bad debt expense as a percent of total operating revenue was 9.2% for the nine months ended September 30, 2009 compared to 6.5% for the nine months ended September 30, 2008.

Interest Expense, Net

Interest expense, net of interest income, of $148 million for the nine months ended September 30, 2009 decreased $343 million, or 69.9%, compared to $491 million for the nine months ended September 30, 2008. Since the bankruptcy filing date, interest associated with our debt and interest rate swap agreements is not being accrued.

Reorganization Items

During the nine months ended September 30, 2009, we recorded $440 million of reorganization items on a separate line item in the accompanying consolidated statement of operations, in accordance with provisions established by the applicable reorganization accounting rules.  Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include certain expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization of the business.

The filing of Chapter 11 bankruptcy constituted an event of default under our interest rate swap agreements. As a result, these interest rate swap agreements are no longer deemed financial instruments required to be remeasured at fair value each reporting period, but are now liabilities which are recorded based on management’s estimate of the amount to settle the obligations. This resulted in a non-cash charge of $279 million that was recognized as a reorganization item in the consolidated statement of operations for the three months ended March 31, 2009.

Deferred losses in accumulated other comprehensive loss associated with the interest rate swaps were remeasured to reflect the component of forecasted interest rate payments that are likely to occur. This resulted in non-cash charges of $145 million that were recognized as a reorganization item in the accompanying consolidated statement of operations for the nine months ended September 30, 2009.

Other reorganization expenses of $16 million for the nine months ended September 30, 2009, primarily consists of professional fees incurred directly associated with the reorganization of the business under Chapter 11 of the Bankruptcy Code.

Provision (Benefit)  for Income Taxes

Provision (benefit) for income taxes of ($1) million for the nine months ended September 30, 2009 decreased $147 million compared to $146 million for the nine months ended September 30, 2008, primarily due to lower pre-tax income as discussed above. The provision for income taxes reflects an effective tax rate of 36.0% for the nine months ended September 30, 2008, which includes the effects of discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 29% for 2009. The full year effective tax rate for 2008 was 34.4%.

Liquidity and Capital Resources

The following table sets forth a summary of cash flows for the nine months ended September 30, 2009 and 2008:

Nine Months Ended September 30,	2009	2008	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$436	$377	$59
Investing activities	(36)	(35)	(1)
Financing activities	(188)	(86)	(102)
Increase In Cash and Cash Equivalents	$212	$256	$(44)

Our primary source of funds continues to be cash generated from operations. Net cash from operations of $436 million for the nine months ended September 30, 2009, increased $59 million compared to the nine months ended September 30, 2008. This increase was the result of reduced interest payments on debt associated with our bankruptcy filings, partially offset by increased income tax payments and lower collections associated with declines in revenue.

In April 2009, we made a pre-petition obligation adequacy protection payment to the agent of secured lenders under the Company’s senior secured credit facilities of $250 million, of which $62 million represented interest payments and is reflected in operating activities. The remaining $188 million represented secured debt principal payments and is reflected in financing activities.

Net cash used in financing activities of $188 million for the nine months ended September 30, 2009 increased $102 million compared to $86 million for the nine months ended September 30, 2008. This increase is primarily due to the portion of the pre-petition obligation adequacy protection payment which represented debt principal of $188 million compared to prior year transactions for debt principal payments of $36 million and dividend payments of $50 million.

Critical Accounting Policies

For periods subsequent to the Chapter 11 bankruptcy filings, the guidance under the applicable reorganization accounting rules has been applied in preparing the accompanying consolidated financial statements.  This guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized from the reorganization process will be classified as reorganization items in the accompanying consolidated statement of operations.  See Note 2 to our consolidated financial statements included in this report for additional information related to reorganization items.  Additionally, in the consolidated balance sheet, liabilities are segregated between liabilities not subject to compromise and liabilities subject to compromise.  Liabilities subject to compromise are reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts.  See Note 6 to our consolidated financial statements included in this report for additional information related to liabilities subject to compromise.

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

Recent Accounting Pronouncements

Enhanced Disclosures for Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirement of assets held in an employer’s defined benefit pension or other postretirement plan.  Effective for periods after December 15, 2009, the Company will disclose for each major category of plan assets, its valuation within the fair value hierarchy.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB amended the disclosure requirements for the fair value of financial instruments.  The guidance requires publicly traded companies to disclosure the fair value of financial instruments in interim reporting periods and in the annual financial statements. The guidance enhances consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly basis for any financial instruments. The Company adopted the new disclosure requirements effective for the quarter ended June 30, 2009. See Note 5 to our consolidated financial statements included in this report for additional information on fair value disclosures.

Subsequent Events

In June 2009, the FASB issued accounting guidance that requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. The accounting guidance applies prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted the new accounting rules associated with subsequent events effective for the quarter ended June 30, 2009 consolidated financial statements and disclosures.

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. This evaluation was performed through November 6, 2009, the date on which the Company’s accompanying consolidated financial statements were issued.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Chapter 11 Bankruptcy Filings

On March 31, 2009, the Company and its domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code.  The filing of the Chapter 11 petitions constituted an event of default under certain of the Company’s debt obligations and interest rate swap agreements, and those debt obligations and interest rate swap agreements became automatically and immediately due and payable.  However, under applicable bankruptcy law, an automatic stay of action to collect, assert, or recover a claim against the Company is now in effect.  The Company’s debt obligations of $9,079 million are classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of September 30, 2009. The debt obligations balance reflects the payment of a court approved adequacy protection payment of $250 million ($188 million of secured debt principal and $62 million of accrued interest) made in April 2009 to the agent of secured lenders under the Company’s senior secured credit facilities.

Other than the adequacy protection payment of principal and interest discussed above, the Company did not make any scheduled principal payments in 2009 or any interest payments since February 2009.  As stipulated in the debt credit agreement, the interest rate was automatically changed to the Prime Rate (called the Alternative Base Rate or “ABR”) plus a basis point spread on the revolving credit facility, Tranche A Facility, and Tranche B Facility which equates to an all-in interest rate of 5.75%, 5.75% and 6.25%, respectively.  However, since the filing of the bankruptcy petitions, interest associated with the debt and interest rate swap agreements is not being accrued.

In accordance with guidance under the applicable reorganization accounting rules, the debt issuance costs should be viewed as valuations of the related debt obligations.  When the debt obligations become allowed claims and the allowed claims differ from the net carrying amount of the debt obligations, the recorded amount should be adjusted to the amount of the allowed claims (thereby adjusting existing debt issuance costs to the extent necessary to report debt obligations at this allowed amount).  Through September 30, 2009, the Bankruptcy Court had not classified any of the debt obligations as allowed claims.  Therefore, the debt obligations have been categorized under liabilities subject to compromise in the accompanying consolidated balance sheet as of September 30, 2009.  The debt issuance costs of $73 million as of September 30, 2009 have not been adjusted.  The Company may be required to record these amounts or a portion thereof in the consolidated statement of operations as a reorganization item if the Bankruptcy Court ultimately determines that a portion of the debt obligation is subject to compromise. See Note 6 to our consolidated financial statements included in this report for additional information related to liabilities subject to compromise.

Due to the bankruptcy filing, the Company’s interest rate swap agreements are no longer deemed financial instruments required to be remeasured at fair value each reporting period, but are now liabilities which are recorded based on management’s estimate of the amount to settle the obligations.  The Company recorded these net liabilities as of the bankruptcy Petition Date in the amount of $496 million.  These liabilities are classified under liabilities subject to compromise in the accompanying consolidated balance sheet as of September 30, 2009.  Accordingly, the Company recorded a loss of $279 million which represented the difference in the carrying amount of the liability prior to the bankruptcy Petition Date and the expected amount of the allowed claim.  The loss was recognized during the three months ended March 31, 2009 in the consolidated statement of operations as a reorganization item.  See Note 2 to our consolidated financial statements included in this report for a further explanation of reorganization items.

On September 10, 2009, the Bankruptcy Court approved the Company’s disclosure statement, as it relates to the Amended Plan.  Under the Amended Plan, if ultimately confirmed by the Bankruptcy Court, allowed secured credit facilities claims will become parties to and be bound by a new term loan agreement in exchange for the cancellation of outstanding debt obligations. The new term loans will be in aggregate principal amount equal to $2.75 billion and will mature on the sixth anniversary of the bankruptcy emergence date.  As such, a portion of the forecasted interest payments on the original, higher principal debt are not probable of occurring, therefore, the deferred losses in accumulated other comprehensive loss associated with the interest rate swaps were remeasured from $228 million to $83 million as of September 30, 2009.  The $145 million remeasurement difference was recognized as a reorganization item in the accompanying consolidated statement of operations during 2009.  The remaining deferred balance of $83 million ($53 million net of tax) in accumulated other comprehensive loss will be amortized to the consolidated statement of operations using the effective interest method over the remaining period of the forecasted interest payments, once interest payments on the debt obligations resume, or upon emergence from bankruptcy, it will be evaluated in accordance with the applicable reorganization accounting rules.  Any additional reduction in the proposed debt level would result in deferred losses recorded in accumulated other comprehensive loss being remeasured and recognized as reorganization expense in the consolidated statement of operations.  See Note 2 to our consolidated financial statements included in this report for a further explanation of reorganization items.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings.

On March 31, 2009, (the “Petition Date”), the Company and all of its domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  These Chapter 11 cases are being jointly administered under the caption In re: Idearc Inc. et al, Case No. 09-31828 (the “Chapter 11 Case”).  The Company continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  As of the Petition Date, virtually all pending litigation wherein the Company or any of its domestic subsidiaries is named as a defendant is stayed as to the Company and its domestic subsidiaries, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Company.  At this time, it is not possible to predict the outcome of the Chapter 11 Case or its effect on our business or the actions described below.

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

In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges.  The proposed assessment relates to the audit period March 1998 through May 2005. On May 5, 2008, the State of New York issued a Notice of Determination to the Company for approximately $28 million. The Company filed its response on July 25, 2008 and any further action has been stayed beyond the outcome of a related matter.  The State of New York has also filed multiple proofs of claims in the Bankruptcy Court.

In late December 2008, the Company received tax assessments from the State of Washington related to operating taxes allegedly due on the Company’s inter-company transactions.  The proposed assessments totaling approximately $12.5 million relate to the audit period January 1, 2003 through June 30, 2008.  On February 19, 2009, the Company filed appeals to these assessments.  The first hearing on the Company’s appeals was held on October 20, 2009, before a Washington administrative law judge.  The Company does not expect a ruling on its appeals before the first quarter of 2010.  The State of Washington has also filed multiple proofs of claims in the Bankruptcy Court.

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

On April 20, 2009, a lawsuit was filed in the District Court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust.  The suit generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts which made their statements misleading, regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 26, 2009, the Bankruptcy Court entered an injunction prohibiting the prosecution of the Corwin litigation while the Company remains in bankruptcy. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On April 30, 2009, May 21, 2009 and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not on the Company or its subsidiaries).  The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas, against two of the Company’s current officers (but not on the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008 and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with this case.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since filing the complaints, all four cases have been consolidated into one court in the Northern District.  Each of the plaintiffs have filed motions to be named lead plaintiff and each of the plaintiffs’ attorneys have filed motions to be named lead plaintiffs’ counsel.  The Company’s response will not be due until after the motions are resolved.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On July 14, 2009, an unsecured creditor of the Company filed an adversary proceeding against certain of the Company’s current and former officers and directors (but not against the Company or its subsidiaries).  Other defendants include Verizon Communications Inc. and certain of Verizon’s current and former officers and directors. The complaint is a request by this creditor to subordinate all the secured and unsecured claims in the bankruptcy to his claim.  The only count aimed at the Company’s current and former officers and directors alleges that the individuals breached their fiduciary duty to the plaintiff by allowing Verizon to “loot” the Company and seeks unspecified damages to include recovery of the amount of plaintiff’s claim against the Company.  The Court granted the Idearc defendants’ motion to dismiss the complaint on September 24, 2009, however the plaintiff has asked the court to reconsider that decision. The time for appeal has not yet run. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

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

Risks Related to Our Chapter 11 Bankruptcy Filings

We filed voluntary petitions for reorganization under the Bankruptcy Code which may have an adverse effect on our business, financial condition and results of operation.

On March 31, 2009, the Company and all of its domestic subsidiaries (collectively, the “Company”), filed voluntary petitions seeking reorganization relief under the Bankruptcy Code.  During the Chapter 11 bankruptcy, our operations are subject to the risks and uncertainties associated with bankruptcy. The time and resources required to reorganize our business in bankruptcy may make it more difficult to promote our services and attract and retain customers.  Our suppliers, vendors and service providers may require stricter terms and conditions.  The loss of any of our customers or suppliers during the pendency of the Chapter 11 bankruptcy could have an adverse effect on our business, financial condition and results of operations.  In addition, we may experience other adverse effects, including, without limitation, a loss of confidence by current and prospective suppliers.  Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our businesses, financial condition and results of operations.

We may have insufficient liquidity to successfully operate our business.

We expect to incur significant costs as a result of the Chapter 11 bankruptcy and the transactions contemplated by the plan of reorganization.  We expect to incur substantial costs for professional fees and other expenses.  We have negotiated use of cash collateral in order to have access to existing cash balances to fund working capital expenses as well as all other expenses incurred throughout the pendency of the Chapter 11 bankruptcy.  In the future, we may need to obtain additional financing to fund our operations and capital expenditures.  If financing is needed in the future,  there can be no assurance as to our ability to obtain sufficient financing. We are currently financing our operations and the reorganization using cash on hand. The challenges of obtaining financing are exacerbated by adverse conditions in the general economy and the tightening in the credit markets. These conditions and our Chapter 11 bankruptcy may make it more difficult for us to obtain financing.

Our business could suffer from the loss of key personnel.

We are dependent on the continued services of our senior management team and other key personnel.  The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. We may be unable to retain and motivate key executives and employees through the process of reorganization and we may have difficulty attracting new employees. In addition, so long as the Chapter 11 bankruptcy continues, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.

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

There can be no assurance that any parties in interest will not pursue litigation strategies to enforce any claims against the Company. Litigation is by nature uncertain and there can be no assurance of the ultimate resolution of such claims. Certain creditors have asserted the invalidity of certain liens in the bankruptcy proceedings. The pursuit of litigation in connection with objections to the Company’s disclosure statement related to the invalidity of liens could delay and disrupt confirmation of the Plan and the Company’s emergence from bankruptcy.  Any litigation may be expensive, lengthy, and disruptive to the Company’s normal business operations and the plan confirmation process, and a resolution of any such strategies that is unfavorable to the Company could have a material adverse effect on the plan confirmation process, emergence from bankruptcy or its business, results of operations, financial condition, liquidity or cash flow.

We may not be able to consummate a successful plan of reorganization or obtain Bankruptcy Court approval.

There can be no assurance that we will be able to successfully execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 bankruptcy that are acceptable to the Bankruptcy Court and the Company’s creditors and other parties in interest. Additionally, third parties may seek and obtain Bankruptcy

Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 trustee, or to convert the case to a Chapter 7 bankruptcy.

The Bankruptcy Court could exercise substantial discretion and could prevent the confirmation of the plan of reorganization in its current form.

Even if we obtain enough votes in favor of the plan of reorganization, the Bankruptcy Court, which, as a court of equity, may exercise substantial discretion, may choose not to confirm the plan or reorganization.  Section 1129 of the Bankruptcy Code requires, among other things, a showing that confirmation of the plan of reorganization will not be followed by liquidation or the need for further financial reorganization of the Company, and that the value of distributions to dissenting holders of claims and interests will not be less than the value such holders would receive if the Company was liquidated under Chapter 7 of the Bankruptcy Code.  Although we believe that the plan of reorganization will meet such standards, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

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

Our inability to assume any of our key agreements with Verizon could have a material adverse effect on our business.

On April 15, 2009, we filed a motion to assume certain on-going commercial contracts with Verizon, including assumption of the publishing agreement, the branding agreement, the non-competition agreement, the listings license agreement, and the intellectual property agreement in their current forms.  However, if we are unable to assume any of these key agreements with Verizon, it could have a material adverse effect on our business.

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

Our consolidated audited financial statements for the fiscal year ending December 31, 2008 contained an explanatory paragraph regarding our ability to continue as a “going concern”, which constituted a default under our senior secured credit facility (the “Senior Credit Facility”).  On March 31, 2009, we failed to make scheduled payments under the Senior Credit Facility of approximately $42 million in interest and approximately $31 million in principal, resulting in an additional default under the Senior Credit Facility.  Our voluntary filing of the bankruptcy case constituted an event of default under the Senior Credit Facility.  As a result of such defaults, the commitments under the Senior Credit Facility immediately terminated and all borrowings, with accrued interest thereon, and all other amounts owed by us, including all amounts under outstanding letters of credit, became immediately due and payable.  In addition, the bankruptcy filing constituted an event of default under the indenture governing the

Company’s 8% senior unsecured notes due in 2016 (the “Unsecured Notes”).  As a result of such default, the principal amount plus accrued and unpaid interest on the Unsecured Notes is due and payable.  As of September 30, 2009, the aggregate principal amounts outstanding under the Senior Credit Facility, including the termination value of interest rate swap agreements, are approximately $6,725 million and the aggregate principal amounts outstanding under the Unsecured Notes are approximately $2,850 million. There are multiple defaults that are continuing and uncured under the Senior Credit Facility and indenture governing the Unsecured Notes.

Since our lenders have declared the total debt outstanding to be due and payable, we do not have sufficient liquidity to satisfy our total debt obligations.  However, as a result of our bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under the Senior Credit Facility and the Unsecured Notes have been stayed, and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.  In our Chapter 11 bankruptcy, we have negotiated with the holders of the Senior Credit Facility and Unsecured Notes to restructure our total debt obligations.

We urge that caution be exercised with respect to existing and future investments in our equity securities as it is anticipated that a restructuring under a plan of reorganization will substantially change our capital structure, including, without limitation, the extinguishment of existing common stock without distribution to existing equity holders.

A restructuring consummated in a proceeding under federal bankruptcy laws could result in significant changes to our current debt and equity ownership structure. We expect a restructuring will likely result in our assets and liabilities being re-valued using “fresh start” accounting as provided by the guidance under the applicable reorganization accounting rules.

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

Increased competition in local telephone markets could reduce the benefit of using the Verizon brand name.

The Federal Communications Commission rules regarding local number portability, advances in communications technology (including wireless devices and voice over Internet protocol) and demographic factors (including potential shifts from wireline telephone communications to wireless or other communications technologies) may erode the market position of telephone service providers, including Verizon.  We believe that the use of traditional wireline carriers, including Verizon, is declining.  We believe the loss of market share by Verizon in any particular local service area decreases the value of our license to use the Verizon brand name in particular local telephone markets.  As a result, we may not realize the expected benefits of our commercial contracts with Verizon.

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

As of December 31, 2008, approximately 84% of our print directory advertising revenues were derived from selling advertising to local businesses, which are generally small- and medium-sized businesses. In the ordinary course of our directory operations, we bill most of these clients over the course of a 12-month period. Full collection of delinquent accounts can take many months or may never occur. For 2008, bad debt expense represented 6.9% of our net revenue, an increase from 5.0% in 2007. In addition, for the first nine months of 2009 bad debt expense represented 9.2% of our total operating revenue, an increase from 6.5% in the first nine months of 2008. Small- and medium-sized businesses tend to have fewer financial resources and higher rates of failure than larger businesses, in particular during periods of economic downturn, such as we are currently experiencing. These factors increase our exposure to delinquent accounts by our clients.

Since we have renegotiated higher interest rates in exchange for the reduction of our total outstanding debt, our interest expense will increase relative to the amount of outstanding debt.

On September 8, 2009, the Company filed the first amended joint plan of reorganization (the “Amended Plan”) and disclosure statement with revised financial forecasts and the capital structure anticipated at emergence from bankruptcy. The Bankruptcy Court approved our disclosure statement, as it related to the Amended Plan, on September 10, 2009.  Under the Amended Plan, if ultimately confirmed by the Bankruptcy Court, our total debt is expected to be reduced from approximately $9 billion to $2.75 billion of term loan debt, bearing an annual interest rate of LIBOR plus 800 basis points with a LIBOR floor of 3.0% and a six-year term. As a result of the expected increased interest rates for our secured bank debt, our interest expense will increase relative to the amount of outstanding debt.

As the bankruptcy process continues, the terms of the Amended Plan may be subject to further negotiation and modification. At this time, there is no assurance the Company will be able to restructure as a going concern or successfully implement the Amended Plan.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares acquired from employees during the third quarter of 2009 as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees pursuant to the Idearc Inc. 2008 Incentive Compensation Plan and the Idearc Inc. Long Term Incentive Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 – July 31	389	$0.03	—	—

August 1 – August 31	—	—	—	—

September 1 – September 30	14,522	$0.03	—	—

Total	14,911	$0.03	—	—

Item 3.              Defaults Upon Senior Securities.

Our consolidated audited financial statements for the fiscal year ending December 31, 2008 contained an explanatory paragraph regarding our ability to continue as a “going concern” which constituted a default under our senior secured credit facility (the “Senior Credit Facility”).  On March 31, 2009, we failed to make scheduled payments under the Senior Credit Facility of approximately $42 million in interest and approximately $31 million in principal, resulting in an additional default under the Senior Credit Facility.  Our voluntary filing of the bankruptcy case on March 31, 2009 constituted a default under the Senior Credit Facility, which default resulted in the commitments under the Senior Credit Facility being immediately terminated and all borrowings, with accrued interest thereon, and all other amounts owed by us, including all amounts under outstanding letters of credit, becoming immediately due and payable.  In addition, the bankruptcy filing constituted an event of default under the indenture governing the Company’s 8% senior unsecured notes due 2016 (the “Unsecured Notes”).  As a result of such default, the principal amount plus accrued and unpaid interest on the Unsecured Notes became immediately due and payable.  The Chapter 11 bankruptcy filings also constituted a default under our outstanding swap agreements, allowing the counterparties thereto to accelerate the payment of the termination value of the swap agreements. As of September 30, 2009, the aggregate principal amounts outstanding under the Senior Credit Facility and the termination value of the interest rate swap agreements were approximately $6,725 million and the aggregate principal amounts outstanding under the Unsecured Notes were approximately $2,850 million. There are multiple defaults that are continuing and uncured under the Senior Credit Facility and indenture governing the Senior Unsecured Notes.

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

IDEARC INC.

November 6, 2009	/s/ Scott W. Klein
Scott W. Klein
Chief Executive Officer
(Principal Executive Officer)

November 6, 2009	/s/ Samuel D. Jones
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