Form 10-K
period 2009-12-31
SUPERMEDIA INC.
filed 2010-02-26
CIK 1367396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Commission File Number: 1-32939

SUPERMEDIA INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5095175
(State of Incorporation)	(I.R.S. Employer Identification Number)

2200 West Airfield Drive, P.O. Box 619810 D/FW Airport, TX	75261
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(972) 453-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $5,925,738 based upon the closing price of the shares on the Pink OTC Markets Inc. on that date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of February 19, 2010, there were 14,996,952 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

We own or have rights to various copyrights, trademarks, service marks and tradenames in our business, including, but not limited to, SuperMedia™, SuperYellowPages®, SuperYellowPages.com®, SuperWhitePages™, Verizon® Yellow Pages, Verizon® White Pages, Verizon® Yellow Pages Companion Directories, FairPoint® Yellow Pages, FairPoint® Yellow Pages Companion Directories, Superpages®, Superpages.com®, Everycarlisted.com®, the Everycarlisted.com logo, Autoindustryinsights.comSM, the Aii logo, Superpages Mobile®, SuperGuarantee®, the SuperGuarantee shield, SuperGuarantee AutosSM, SuperTradeExchange®, SuperpagesDirect®, InceptorSM, and the Inceptor logo.  This report also includes copyrights, trademarks and/or trade names of other companies.

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•                  post-restructuring financial condition, financing requirements and cash flow;

•                  risks related to our ability to complete the implementation of our plan of reorganization and the discharge of our Chapter 11 bankruptcy cases, including successfully resolving any remaining claims;

•                  any negative client, vendor, and third-party reactions to the confirmation of our plan of reorganization;

•                  risks related to the impact the filing for and emerging from Chapter 11 bankruptcy could have on our corporate image, normal business operations, financial condition, liquidity or cash flow;

•                  the inability to maintain the long-term continued viability of our business;

•                  limitations on our operating and strategic flexibility and ability to operate our business, finance our capital needs or expand business strategies under the terms of new debt agreements that resulted from the reorganization;

•                  any failure to comply with the financial covenants, provisions and restrictions of our debt instruments;

•                  access to capital markets and increased borrowing costs resulting from the capital structure after our Chapter 11 bankruptcy;

•                  risks related to our declining revenue, including a reduction in client advertising spending and contract cancellations resulting from the current economic downturn;

•                  competition from other yellow pages directory publishers and other media and our ability to anticipate or respond to changes in technology and user preferences;

•                  declining use of print yellow pages directories;

•                  access to capital markets and increased borrowing costs in connection with recent ratings;

•                  changes in the availability and cost of paper and other raw materials used to print our directories and our reliance on third-party providers for printing and distribution services;

•                  increased credit risk associated with our reliance on small- and medium-sized businesses as clients in the current economic environment;

•                  changes in our operating performance;

•                  our ability to attract and retain qualified key personnel;

•                  our ability to maintain good relations with our unionized employees;

•                  changes in labor, business, tax or other legislation and political conditions;

•                  changes in governmental regulations and policies and actions of regulatory bodies; and

•                  the outcome of pending or future litigation and other claims.

ii

PART I

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under “Item 1A. Risk Factors.” If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Item 1.  Business.

Emergence from Bankruptcy

On March 31, 2009 (the “Petition Date”), SuperMedia Inc., formerly known as Idearc Inc., (collectively, “SuperMedia,” “We,” “Our,” “Us,” “Successor,” or the “Company”) and all of our domestic subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code.  These Chapter 11 cases were jointly administered under the caption In re: Idearc Inc. et al, Case No. 09-31828.  On September 8, 2009, the Company filed its First Amended Joint Plan of Reorganization (the “Amended Plan”) with the Bankruptcy Court, which was later modified on November 19, 2009, and on December 22, 2009, the Bankruptcy Court entered an order approving and confirming the Amended Plan.  On December 31, 2009 (the “Effective Date”), the Debtors consummated the reorganization and emerged from the Chapter 11 bankruptcy proceedings.

Obligations under Old Pre-Petition Senior Secured Credit Facility Cancelled and New Loan Agreement

As of the Effective Date, all outstanding obligations under our pre-petition senior secured credit facility, dated as November 17, 2006, with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent were cancelled, and the senior secured credit facility was terminated, except to the extent to allow the holders of obligations under the senior secured credit facility to receive distributions provided for under the plan of reorganization and to preserve certain rights of the administrative agent.  On the Effective Date, the Company entered into a Loan Agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans, which were issued on the Effective Date, in partial satisfaction of the amounts outstanding under our pre-petition senior secured credit facility.

8% Senior Notes Due 2016 Cancelled

As of the Effective Date, all outstanding obligations under our 8% Senior Notes due 2016 in the original principal amount of $2,850 million were cancelled and the indenture governing such obligations was cancelled, except to the extent to allow the holders of such senior notes to receive distributions provided for under the Amended Plan and to preserve certain rights of the indenture trustee.

Cancellation of Equity Upon the Effective Date

Upon the Effective Date, by operation of the Amended Plan, all of the Company’s common stock and all restricted stock, restricted stock units, stock options or any other equity-based award settled in shares, or other rights to purchase stock of the Company, and any warrants, conversion rights, rights of first refusal, subscriptions, commitments, agreements, or other rights to acquire or receive any stock or other equity ownership interests in the Company upon the Effective Date (collectively, the “Pre-petition Equity”) were cancelled and became null and void.  Former equity holders of the Company and holders of other Pre-petition Equity will receive no distributions or other consideration under the Amended Plan.

Issuance of New Common Stock

Pursuant to the Amended Plan, SuperMedia issued an aggregate of 14,996,952 shares of new common stock, par value $.01 per share (the “New Common Stock”), with 12,750,000 shares of the New Common Stock being issued to holders of allowed senior secured claims arising under the Pre-petition Credit Agreement, and 2,246,952 shares of the New Common Stock being issued to holders of Pre-petition Senior Notes and specified allowed general unsecured claims.  SuperMedia has reserved 1,500,000 shares of New Common Stock for issuance pursuant to the long-term incentive plan.  In addition, 3,061 shares of New Common Stock was reserved for future issuance in respect of claims and interests filed, pending the determination of the allowed portion of any disputed general unsecured claims.  SuperMedia has not issued any shares of preferred stock.

Name Change

On January 4, 2010, we changed our corporate name from Idearc Inc. to SuperMedia Inc.  The new name symbolizes our renewed focus on providing outstanding media advertising programs to our clients and consumers nationwide through our SuperYellowPages®, Superpages.com® and SuperpagesDirect™, as well as services, such as the SuperGuaranteeSM and SuperTradeExchange® Programs.

Overview

We are one of the largest yellow pages directory publishers in the United States as measured by revenues.  We believe that we are a strong online local search provider. We place our client’s advertising into our portfolio of advertising mediums, which includes the SuperYellowPages, our print directories, Superpages.com, our online local search resource, our SuperpagesDirect™ direct mailers, and Superpages Mobile, our information source for wireless subscribers. We became an independent public company in November 2006 when Verizon Communications Inc. completed the spin-off of our shares to Verizon’s stockholders.

Our strategy will continue to focus on providing a portfolio of advertising mediums to offer our advertisers a presence regardless of where or when consumers are searching for local information.

Together with our predecessor companies, we have more than 125 years of experience in the print directory business. We believe that we have consistently held a leading market position in the markets in which Verizon is the incumbent local exchange carrier. We have a geographical diversified revenue base covering 923 markets in 47 states with Superpages.com®, SuperpagesDirect™ and SuperYellowPages®, which publish in approximately 343 markets in 32 states.  In 2009, we published more than 1,200 distinct directory titles, including more than 1,100 directory titles in our incumbent markets and more than 100 directory titles in our expansion markets.  During 2009, we distributed about 121 million copies of these directories to businesses and residences in the United States.

In 2009, we generated revenue of $2,512 million and operating income of $741 million. We are the exclusive official publisher of Verizon print directories in the markets in which Verizon is currently the incumbent local exchange carrier. We use the Verizon brand on our print directories in these and other specified markets.  Superpages.com has approximately 16.7 million business listings and tens of millions of residential listings in the United States. In 2009, consumers conducted more than 90 billion network searches using the Superpages.com network.

We believe our advertising programs provide a premium return on investments relative to other media alternatives. In making a decision to advertise, we believe that our clients recognize that a large number of consumers who consult yellow pages directories actually make a purchase and that a broad and diverse demographic and geographic base of consumers reference both print and Internet. We also believe that our clients value the quality of our client service and other support we provide.

Competitive Strengths

We believe that our business possesses the following strengths that will enable us to continue to implement our multi-platform strategy and compete successfully in the local advertising marketplace:

•             Leading Market Position.  We are one of the largest yellow pages directory publishers in the United States as measured by revenue, and we are a strong online local search providers. We are the exclusive official publisher of SuperYellowPages in the markets in which Verizon is the incumbent local exchange carrier. Verizon has granted us the right to use the Verizon brand on our print directories in these and other specified markets. We believe our position as the official publisher of Verizon print directories in the markets in which Verizon is the incumbent local exchange carrier drives consumer awareness and use of our directories. In addition, we believe that the Verizon brand and Verizon’s long-term presence as the incumbent local exchange carrier position us as a preferred directory for both local advertisers and consumers in these markets and provide us immediate credibility as we enter other markets.

•             Strong Online Local Search Provider.  We believe that we are a strong online local search provider with Superpages.com. In 2009, the Superpages.com network had more than 90 billion network searches, which was almost a three-fold increase from the prior year. As of December 31, 2009, Superpages.com had approximately 16.7 million business listings and tens of millions of residential listings in the United States.  We believe Superpages.com has evolved into a strong online option for advertisers because of our focus on delivering relevant content, supplying advanced technology and attracting increased traffic. Under agreements with several major search engines, we place local advertising on the search engines’ websites, providing us higher traffic volume while retaining the client relationship. We believe that even as those search engines develop their own local search capabilities, they will continue to find these agreements beneficial because our local sales force provides them access to local advertising content without having to invest in their own local sales force.

•             Superior Value Proposition for our Advertisers.  We believe our advertising programs provide our advertisers with a greater value proposition than other media because it targets consumers at the key time when they are actively seeking information to make a purchase. We also believe that our advertising generally provides a competitive cost per reference. Cost per reference is a measure of an advertiser’s cost per contact generated from advertising. Further, we believe that our advertising provides a higher return on investment than many other local advertising alternatives, including newspapers, television and radio. We offer our clients an array of complementary advertising mediums in which they can advertise, including SuperYellowPages, Superpages.com, Superpages Mobile, and SuperpagesDirect, all of which extend our clients’ reach.

•             Large Locally Based Sales Force.  The majority of our sales force is locally based, operating out of sales offices and consisting of premise media consultants who generally focus on face-to-face sales to high-revenue clients. We believe the size, local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with our advertisers. Our local print client renewal rates (which exclude the loss of clients that did not renew because they are no longer in business) have remained above 80% over the past three years.  These are strong retention rates in spite of the significant economic downturn in 2009.  In addition, we have well-established training programs, practices and procedures to manage the productivity and effectiveness of our sales force. See “Sales and Marketing”.

•             Innovative and Adaptive Offerings.  We believe we are adept at both developing innovative offerings for our clients and adapting quickly to consumer preferences, enabling us to maintain our strong position in all of our markets. Since the launch of Superpages.com, we have continued to develop Superpages.com to adapt to market demands and advances in technology and to effectively compete or cooperate with other online information providers. We also introduced Verizon Yellow Pages Companion Directories, which are convenient, smaller-sized directories that are distributed in conjunction with the full-size Verizon Yellow Pages. Within a year of introducing our smaller-sized directories, we became the largest publisher of smaller-sized companion directories. Additionally, we offer SuperpagesDirect advertising postcard packages, to enable us to capture revenue in the $44 billion direct mail industry.

•             Diverse and Attractive Markets.  We have a geographical diversified revenue base covering 923 markets in 47 states with Superpages.com®, SuperpagesDirect™ and SuperYellowPages®, which publish in approximately 343 markets in 32 states. We believe our markets are attractive for local and national advertisers due to the high concentration in our markets of well-educated and affluent residents and higher consumer spending than the national average. We believe we have some degree of protection from regional market fluctuations because we have a presence in diverse markets across the U.S., many of which feature highly attractive demographics. In 2009, our top ten directories, as measured by revenues, accounted for approximately 10% of our revenues and no single directory accounted for more than 2% of our revenues.

•             Broad Client Base.  Our revenues come from more than 544,000 clients as of December 31, 2009.  We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular client. The renewal rates of our local print clients (which exclude the loss of clients that did not renew because they are no longer in business) have been over 80% for the past three years. In 2009, no single local client accounted for more than 0.1% of our revenue, with our top ten local clients representing less than 0.7% of our revenue.

Business Strategy

The principal elements of our business strategy include:

•             Strengthen our Advertising Portfolio.  Our ability to develop and adapt our advertising offerings helps our advertisers reach more consumers in more ways, and is key to increasing consumer usage and generating revenue growth. We are continuing to enhance our offerings by focusing on improvements in content, technology and user experience. We are continuing to cater to the advertising needs of local and national businesses by offering advertising options that fit their needs and budgets. To further increase advertisers’ return on investment, we are continuing to refine programs that align each advertiser’s costs with the value of the advertising program purchased.

•             Drive Consumer usage by providing the SuperGuarantee.  Our new SuperGuarantee program provides a guarantee of the services performed by certain of our clients.  Not all clients are eligible to participate; the SuperGuarantee covers only certain service providers who meet minimum ad program criteria.  To participate in the SuperGuarantee program, consumers must register and agree to the program terms and conditions prior to receiving the service, and then select a participating SuperGuarantee service provider.

•             Leverage the Verizon Brand.  We believe the Verizon brand positions us as a preferred directory for both local advertisers and consumers in the markets in which Verizon is the incumbent local exchange carrier and provides us with additional credibility as we move into other markets.

•             Continue to Leverage our Large Locally Based Sales Force.  We are implementing training programs for our media consultants to enhance productivity, reinforce our advertising portfolio and more effectively manage our client relationships. We offer an incentive-based compensation plan that we believe increases productivity and lowers employee turnover.

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

In anticipation of the spin-off, Verizon transferred its domestic print and Internet yellow pages directory publishing operations to us. The spin-off was completed in November 2006 through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon’s stockholders.

On March 31, 2009, the Company and its domestic subsidiaries filed voluntary Chapter 11 bankruptcy petitions seeking reorganization relief under the Bankruptcy Code in an attempt to restructure our debt.  We filed a plan of reorganization with the Bankruptcy Court and on December 22, 2009, the Bankruptcy Court entered an order approving and confirming our plan of reorganization.  On December 31, 2009, we consummated the reorganization and emerged from bankruptcy with a restructured balance sheet, and on January 4, 2010, we changed our name to SuperMedia Inc.  The new name symbolizes our renewed focus on providing outstanding advertising programs and mediums to our clients and consumers nationwide.  Our new shares of common stock currently trade on The NASDAQ Stock Market LLC under the symbol “SPMD” (See Part II, Item 5 for more information about the market for our common stock).

More detailed discussions of these historical events are contained in our SEC filings and their respective attached exhibits.

Markets

In 2009, we published more than 1,200 directories in approximately 343 markets in 32 states across the United States and in the District of Columbia and distributed approximately 121 million directories to businesses and residences in the United States. In 2009, our top ten directories, as measured by revenues, accounted for approximately 10% of our revenues and no single directory accounted for more than 2% of our revenues. Our directories are generally well-established in their communities and cover contiguous geographic areas to create a strong local market presence and achieve selling efficiencies.

Incumbent Markets

We publish our directories in approximately 307 incumbent markets. Our incumbent markets principally include the markets in which Verizon is the incumbent local exchange carrier.  We believe our incumbent markets are attractive for local and national advertisers due to high concentrations of well-educated and affluent residents and higher consumer spending than the national average.

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

In 2008, we entered into a number of agreements with FairPoint Communications in connection with the transfer by Verizon to FairPoint of certain local exchange assets in Maine, New Hampshire and Vermont.  These agreements included a publishing agreement, a branding agreement, and a non-competition agreement, each of which has a term expiring in 2036.  The publishing agreement will automatically renew for additional five-year terms unless we or FairPoint provide at least 24 months’ notice of termination. Under the publishing agreement, FairPoint named us the exclusive official publisher of FairPoint print directories of wireline listings in the incumbent markets it acquired from Verizon. In the branding agreement, FairPoint granted us a limited right to use certain FairPoint trademarks and service marks in connection with publishing certain print directories and to identify ourselves as its official print directory publisher in the applicable markets. Under the non-competition agreement, FairPoint generally agreed not to publish tangible or digital (excluding Internet) media directories consisting principally of wireline listings and classified advertisements of subscribers in the applicable markets.

In May 2009, Verizon reached an agreement with Frontier Communications Corp. to sell to Frontier local exchange assets in 14 states.  The sale is subject to regulatory approval and other conditions and is expected to close in 2010.  In accordance with the terms of the commercial agreements with Verizon, Frontier is obligated to enter into publishing, branding and non-competition agreements on substantially the same terms with the Company for these local exchanges.  We have held preliminary discussions with Verizon and Frontier regarding the sale and commercial agreements.

We believe we have a competitive advantage by serving as the exclusive official publisher of Verizon print directories in the markets in which Verizon is the incumbent local exchange carrier. Incumbent publishers can generally deliver a better value proposition to advertisers (measured in terms of cost per reference, or an advertiser’s cost per contact generated from advertising) because those publishers tend to have a higher frequency of consumer use in the market, largely due to their long-term presence in a particular market and user perceptions of accuracy, completeness and trustworthiness of their directories. Incumbent publishers also tend to benefit from established client bases and solid, cost-efficient operations infrastructures. We believe that Verizon’s long-term presence as the incumbent local exchange carrier in substantially all of our incumbent markets, as well as our ongoing association with the Verizon brand, positions us as a preferred directory for both local advertisers and consumers in those markets.

Expansion Markets

In 2002, we launched an initiative to expand into markets where Verizon is not the incumbent local exchange carrier. We currently operate in approximately 36 expansion markets, in which we publish more than 100 distinct directory titles. Our market expansion strategy enables us to broaden our geographic presence.

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

Advertising Mediums

Overview

Our advertising mediums include SuperYellowPages, our print directories, Superpages.com, our online local search resource, SuperpagesDirect, our direct mailers, and Superpages Mobile, our information directory for wireless subscribers. In 2009, the Company introduced to our clients and consumers an innovative marketing program called SuperGuarantee. The SuperGuarantee program is a consumer focused program designed to make it easier and faster for consumers to find businesses they trust so that when a consumer chooses a client of SuperMedia they can count on them to do the job right or we will step in and help to make it right.

Print Directories

In 2009, we published more than 1,200 distinct directory titles, consisting of directories that contain only yellow pages, directories that contain only white pages, directories that contain both white and yellow pages, smaller-sized companion directories, directories that include advertisements in both English and Spanish and directories in Spanish only. In addition to print directories, we offer complementary enhancements that improve our advertisers’ reach and return on investment.

Our directories are designed to meet the advertising needs of local and national businesses and the information needs of consumers. The breadth of our advertising options enables us to create customized advertising programs that are responsive to specific client needs and their advertising budgets. Our yellow and white page print directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in local markets.

Yellow Pages Directories.  Our yellow pages directories provide a range of paid advertising options, as described below:

•             Listing Options. An advertiser may:

•              pay for listings in additional headings;

•              pay to have listings highlighted or printed in bold or superbold text, increasing visibility; and/or

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

•             Specialty Advertising.  In addition to the advertisement options described above, we offer additional options that allow businesses to increase visibility or better target specific types of consumers. Our specialty advertising includes:

•              color coupons and special offers that enable advertisers to deliver promotional offers to consumers, via direct mail;

•              advertising space in a variety of specialty guides included in our directories that list services by specialization or service area, including Restaurant Guides, Home and Improvement Guides and Sports Team-Related Guides;

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

We entered into a publishing agreement with Verizon under which we publish and distribute these directories on behalf of Verizon in selected locations. Under the publishing agreement, we provide a white pages listing free of charge to every residence and business with local wireline telephone service in the area, as well as a courtesy listing in the yellow pages for business clients. The listing includes the name, address and phone number of the residence or business unless the wireline client requests not to be listed or published. We are responsible for the costs of publishing, printing and distributing these directories, which are included in our operating expenses. We also publish white pages directories in selected expansion markets when we believe doing so will have a positive impact on our business.

Advertising options include bolding and highlighting for added visibility, extra lines to include supplemental information and in-column and display advertisements. Verizon derives revenues from the sale of certain supplemental listing information in the white pages directories pursuant to state tariffs. Under the publishing agreement, Verizon shares with us 5% of any revenue over a certain baseline amount that it receives from the sale of supplemental listing information, determined on a state-by-state basis.

In consideration of the environmental impact telephone directories have on the waste stream, the Company has enhanced its self-regulating, do-not-distribute (“DND”) efforts.  The Company implemented an internal DND list in 2008.  On-going efforts will continue to increase awareness of print options, ensure ease of use of such features, including opting out of printed directory distribution, and to promote printed directory substitutes, for example CD-ROM directories and on-line directory listing access.

Internet

Overview. Superpages.com was the first online local search resource in the nation to offer advertisers both fixed-fee and performance-based advertising options. Superpages.com has approximately 16.7 million business listings and tens of millions of residential listings in the United States. In 2009, consumers conducted more than 90 billion network searches using the Superpages.com network.  We believe Superpages.com has evolved into a strong online resource for traditional and non-traditional advertisers because of our focus on delivering valuable consumer leads by offering accurate and relevant content.

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

We distribute our clients’ advertising to more than 250 Internet sites to increase online traffic and extend our advertisers’ online reach. All of these distribution agreements bring consumers directly into the Superpages.com network. We continue to seek out mutually beneficial arrangements that give our advertisers more exposure and our network more traffic, while giving end-users and others the benefit of our local advertising content. We believe that even as sites we partner with develop their own local search capabilities, they will continue to find agreements with us beneficial, because our local sales force gives them access to local advertising content without having to invest in their own local sales force.

We provide all businesses with a basic listing on Superpages.com at no charge to the advertiser. Businesses may pay to enhance their listings on Superpages.com and for other premium advertising, including performance-based advertising in which advertisers pay on a per-click or per-call basis.  Other options that are available include extra lines, online replicas of print advertisements, website and e-mail links, priority placement and banners.

Features.  Superpages.com provides the following:

•             fully searchable content that allows users to search an advertisement and provides refined geographic search capabilities;

•             approximately 16.7 million business listings, and tens of millions of residential listings;

•             professionally produced video advertisements that appear on Superpages.com as well as the top video sharing sites such as YouTube and Google;

•             fixed-fee advertising that allows advertisers to purchase enhancements to their listings or expand their reach to additional geographic areas;

•             performance-based advertising that allows advertisers to only pay for clicks on their Internet advertising (plus monthly service fees for some accounts based on advertising spend);

•             full-service performance-based advertising management to serve the needs of small businesses that cannot or do not wish to manage their program themselves;

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

•             local weather and traffic conditions; and

•             photos and blogs of local businesses.

Agreements with search engines and other Internet companies.  We provide search engine marketing (“SEM”) services through which we place local advertising content on major search engines as well as on Superpages.com. Through SEM services, we increase our advertisers’ reach, thus aiding our ability to retain them as clients and grow their programs. We have agreements with several search engines that give us access to a higher volume of traffic. Even when client advertisements go on other websites, we retain the client relationship. The search engines benefit from our local sales force and full service capabilities for attracting and serving advertisers that might not otherwise transact business with them. As opposed to directly competing with these search engines, our strategy is to collaborate with them, pairing our local sales reach with their extensive distribution networks. We have also entered into strategic agreements with other Internet companies to provide enhanced search capabilities. For example, Superpages.com users may view street and aerial maps provided by Microsoft.  This feature is integrated within our client website services.  The feature allows users to select detailed driving instructions to a client’s location as well as view aerial and street level photos of the client’s location.

Sales and Marketing

Our direct sales and marketing approach for our advertising programs requires maintaining existing clients and developing new client relationships. Existing clients comprise our core advertiser base and a large number of these clients have advertised with us for many years. In 2009, we retained more than 80% of our local print clients from the previous year. We base our local print clients’ renewal rate on the number of unique local print clients that have renewed advertising. We do not include clients that did not renew because they are no longer in business. Unique local print clients are counted once regardless of the number of advertisements they purchase or the number of directories in which they advertise. Our renewal rate would not be affected if any of these clients were to renew some, but not all, of their advertising. Our renewal rate reflects the importance of our directories to our local clients, for whom directory advertising is, in many cases, the primary form of advertising. Larger national companies also use advertising in our directories as an integral part of their national and regional advertising strategies.

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

•             equipping media consultants with selling tools that accelerate the sales process;

•             managing our data through a single integrated information system; and

•             enhancing our initial sales training, field coaching and mentoring programs.

Local Sales Force

Each advertising sale, whether made in person, by telephone or through direct mail, is a transaction designed to meet the individual needs of a specific business. As our offerings have become more complex and as competition has presented advertisers with more choices, the sales process has also become more complex. A media consultant now spends more time learning and perfecting a sales proposal and preparing for a sales call. In addition, the average time a media consultant spends with a client has increased. Therefore, we believe our success in the marketplace is highly influenced by the size and proficiency of our local sales force. The more we employ well-trained, experienced media consultants, the better able we are to call upon current and prospective clients and, when we do, to customize programs to meet specific client needs.

As of December 31, 2009, we employed more than 2,300 media consultants in our local sales force, including sales management, operating out of sales offices throughout the United States. We believe the size, local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with our advertisers.

Our sales force is divided into four principal groups:

•             Premise Media Consultants.  Our premise media consultants generally focus on higher revenue clients with whom they typically interact on a face-to-face basis at the client’s place of business. Within this group, we have specialized media consultants for major accounts.

•             Telephone Media Consultants.  Our telephone media consultants generally focus on medium-sized clients with whom they typically interact over the telephone.

•             Centralized Media Consultants.  Our centralized media consultants generally focus on the smallest accounts, and potential new clients. These media consultants manage both mail-out and telephone contact with lower revenue producing clients.

•             Internet Media Consultants.  Our Internet media consultants generally focus on selling advertising on Superpages.com, search engine optimization services, website development and related products to businesses located outside our traditional sales boundaries and to businesses that would not typically advertise in the print yellow pages.

We assign our clients among these groups based on a careful assessment of expected advertising expenditures and propensity to purchase the various advertising programs that we offer. Each media consultant has a specified client assignment consisting of both new business leads and renewing advertisers and is accountable for meeting sales goals in each two-week period. We believe this practice deploys and focuses our sales force in a more effective manner. A majority of our sales force is locally based. Our local sales force presence facilitates the personal, long-term relationships with local clients necessary to maintain a high rate of client renewal.

We believe formal training is important to maintain a highly productive sales force. New media consultants receive approximately eight weeks of training in their first year, including classroom training on sales techniques, our advertising portfolio, client care and ethics. Following classroom training, they are accompanied on sales calls by experienced sales personnel for further training. They then receive field coaching and mentoring. Our commitments to developing the best sales practices are intended to ensure that media consultants are able to give advertisers high-quality service and advice on advertising programs and services.

Our media consultants are compensated in the form of base salary and incentive compensation. Our performance-based incentive compensation programs reward media consultants who add new clients, retain a high percentage of their accounts, and increase current client advertising spending.

National Sales Force

In addition to our local sales force, we have a separate sales channel that serves our national clients. These clients are typically national or large regional chains, including rental car companies, insurance companies and pizza delivery companies. These clients typically purchase advertisements for placement in multiple geographical regions. In order to sell to national companies, we use third-party certified marketing representatives (“CMRs”) who design and create advertisements for national companies and place those advertisements within our advertising mediums. Some CMRs are departments or subsidiaries of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which pays us after deducting their commission. We accept orders from approximately 165 CMRs.

Clients

We generate revenue from the sale of advertising to our large base of clients. As of December 31, 2009, we had approximately 544,000 clients.

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular client. In 2009, no single local client accounted for more than 0.1% of our revenue, with our top ten local clients representing less than 0.7% of our revenue. The breadth of our client base reduces our exposure to adverse economic conditions that may affect particular geographic regions or specific industries and provides additional stability to our operating results.

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

•             Printing.  We outsource the printing of our directories using paper we purchase. All of the paper that we use is provided by several different suppliers. Under our current agreements, suppliers are required to provide up to 100% of the annual forecasted paper requirements in their contracts. Prices under these agreements are negotiated each year based on prevailing market rates, market demand, production capacity and the total available tonnage for each supplier.

•             Transportation.  We transport directories from printing locations to our distributors by truck and rail on a publication-by-publication basis using numerous different carriers.

•             Distribution.  Our goal is to deliver our directories to residences and businesses in the geographical areas for which we produce directories. We use several vendors to distribute our directories. Depending on the circulation and size of the directory, distribution typically ranges from three to eight weeks.  In 2009, we deployed GPS technology to help ensure the accuracy of the delivery of our directories.

Billing and Credit Control

We generally bill most of our clients over the life of their advertising. Fees for national advertisers are typically billed upon issuance of each directory in which advertising is placed by CMRs after deducting their commissions. Because we do not usually enter into contracts directly with our national advertisers, we are subject to the credit risk of CMRs on sales to those advertisers to the extent we do not receive fees in advance.

We manage the collection of our accounts receivable by conducting initial credit checks of new clients (under certain circumstances) and, in some circumstances, requiring personal guarantees from business owners. All client accounts are reviewed for past due amounts prior to publishing a new order.  When applicable, based on our credit policy, we use both internal and external data to decide whether to sell to a prospective client. In some cases, we may also require the client to prepay part or all of the amount of its order. Beyond efforts to assess credit risk, we employ collection strategies using an integrated system of internal, external and automated means to engage with clients concerning payment obligations.

For 2009, bad debt expense represented 9.1% of the Company’s net revenue, an increase from 6.9% in 2008, primarily due to worsening economic conditions.

Competition

The U.S. advertising industry is highly competitive. We compete with many different advertising media, including newspapers, radio, television, the Internet, billboards, direct mail, telemarketing and other yellow pages directory publishers. There are a number of independent directory publishers, such as Yellowbook (the U.S. business of Yell Group), with which we compete in the majority of our major markets. To a lesser extent, we compete with other directory publishers, including AT&T, Dex One and Local Insight Media. We compete with these publishers on cost per reference, quality, features, usage leadership and distribution.

As the exclusive official publisher of Verizon print directories in the markets in which Verizon is the incumbent local exchange carrier, we believe we have an advantage over our independent competitors due to the strong awareness of the Verizon brand, higher usage of our directories by consumers and our long-term relationships with our clients. Under the non-competition agreement that we entered into with Verizon at the time of the spin-off, Verizon generally agreed that it will not publish tangible or digital (excluding Internet) media directory products consisting principally of listings and classified advertisements of subscribers in the markets in which it is the incumbent local exchange carrier through 2036, as long as we meet our obligations under the publishing agreement in those markets, and, subject to certain termination rights, in certain expansion markets through 2011.

We have competed with other directory publishers for well over a decade and in some markets have had as many as eight different print yellow pages competitors in a market at one time.  We have competition in over 95% of our markets, including our incumbent markets where we are the exclusive official publisher of Verizon print directories and the expansion markets we have penetrated.  Historically, much of this competition was from small publishers that had minimal impact on our performance. However, over the past decade, Yellowbook and several other regional competitors have become far more aggressive and have expanded their businesses.  Our largest competitor is Yellowbook, which participates in most of our incumbent markets nationwide.

We believe that we are maintaining our leading market position in our incumbent markets, measured both in terms of usage and advertising revenue. On the usage side, we believe that we continue to be a preferred source of information for consumers by innovating our advertising offering with the addition of smaller-sized companion directories and directories in Spanish, with marketing initiatives aimed at increasing usage. We believe that we have countered our competitors’ pricing strategies with differentiated offerings that address our clients’ advertising needs and with value-enhancing programs that provide clients with a competitive cost per reference.

We also compete for advertising sales with other new media. The Internet has become increasingly accessible as an advertising medium for businesses of all sizes. Further, the use of the Internet, including as a means to transact commerce through wireless devices, has resulted in new technologies and services that compete with our traditional mediums and services. Through Superpages.com, our online local search resource, we compete with the Internet yellow pages directories of other major and independent directory publishers, such as Yellowpages.com, as well as other Internet sites that provide classified directory information, such as Citysearch.com.  We also compete with search engines and portals, such as Google, Yahoo! and AOL, some of which have entered into commercial agreements with us or with other major directory publishers. We may not be able to compete effectively for advertising with these other companies, some of which have greater resources than we do. Our Internet strategy may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively market to small- and medium-sized local businesses.

Patents, Trademarks and Licenses

We own several patents, patent applications, trademarks, service marks and Internet domain names in the United States and other countries, including, but not limited to, SuperMedia™, SuperYellowPages®, SuperYellowPages.com®, SuperWhitePages™, Superpages®, Superpages.com®, Everycarlisted.com®, the Everycarlisted.com logo, Autoindustryinsights.comSM, Superpages Mobile®,  SuperGuarantee®, the SuperGuarantee shield, SuperGuarantee AutosSM, SuperTradeExchange®, SuperpagesDirect®, and

InceptorSM.  In addition, in connection with the spin-off, we entered into a branding agreement with Verizon that gives us limited rights to use the Verizon name and logo in conjunction with the publication of our print directories in specified markets and an intellectual property agreement that governs our and Verizon’s rights with respect to other intellectual property currently shared by us and Verizon.  In 2008, we also entered into a branding agreement with FairPoint, which granted us a limited right to use certain FairPoint trademarks and service marks in connection with publishing certain print directories and to identify ourselves as its official print directory publisher in the applicable markets.

Employees

As of December 31, 2009, we had approximately 5,500 employees, of which approximately 1,400 or approximately 25%, were represented by unions.  During 2009, collective bargaining was successfully concluded for labor contracts covering sales and clerical employees in the Company’s Maryland, Virginia and New Jersey sales offices.  All tentative agreements were ratified by the membership.

During 2009, organization and market initiatives to improve ongoing operational efficiencies led to the severance of approximately 530 employees.  Severance payments to these severed employees were approximately $10 million.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to our consolidated financial statements included in this report.

Website Information

Our corporate website is located at www.supermedia.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) available free of charge through our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Code of Conduct and charters for the standing committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

The table below sets forth information about our executive officers as of February 26, 2010.

Name	Position
Scott W. Klein	Chief Executive Officer
David O. Bethea	Executive Vice President – Sales
Frank P. Gatto	Executive Vice President – Operations
Samuel D. Jones	Executive Vice President – Chief Financial Officer and Treasurer
Michael D. Pawlowski	Executive Vice President – Sales
Georgia R. Scaife	Executive Vice President – Human Resources and Employee Administration
Cody Wilbanks	Executive Vice President – General Counsel and Secretary

Scott W. Klein, age 52, has been our Chief Executive Officer and a Board member since June 2008.  Mr. Klein previously served as an Operating Partner of Symphony Technology Group, a private investment firm, since November 1, 2007.  From January 2004 to October 2007, Mr. Klein served as President and Chief Executive Officer of Information Resources, Inc., a provider of information solutions for the consumer packaged goods, retail and healthcare industries.  Prior to joining Information Resources, Mr. Klein served as President, Consumer Industries, Retail & Energy Global Industry Group of Electronic Data Systems Corporation from July 2001 to January 2004.  Mr. Klein also held management positions with PC Mall, Inc., PrimeSource Building Products, Inc., Guardian Purchasing Corp., PepsiCo, Inc. and The Procter & Gamble Company earlier in his career.

David O. Bethea, age 40, has been an Executive Vice President since September 2008 overseeing sales for the western United States and National Sales.  Mr. Bethea served as Regional Vice President of Operations for PrimeSource Building Products, Inc., from July 2008 to September 2008.  Mr. Bethea also served as Vice President of National Accounts for PrimeSource Building Products, Inc. from August 2002 to July 2008.

Frank P. Gatto, age 55, has been an Executive Vice President since January 2008 with responsibility for the company’s operations, including sales operations, client care, billing and collections, printing management, publishing, distribution and information technology.  He served as acting Chief Executive Officer from February 2008 through May 2008.  Prior to his current position, he served as President of the Northeast region from June 2005.  Mr. Gatto also served as Senior Vice President — Operations from September 2001 to June 2005.  Before joining the company, he served as Vice President — Finance and Chief Financial Officer of the Puerto Rico Telephone Company from September 1999 to September 2001.

Samuel D. Jones, age 47, has been Executive Vice President - Chief Financial Officer and Treasurer since September 2008.  Mr. Jones is responsible for the company’s financial operations and is also the primary liaison with the investment community, responsible for developing and executing investor relations programs; providing strategic communications with shareholders, both institutional and individual; and leading the mergers and acquisitions team in financially beneficial transactions.  He served as acting Chief Financial Officer and Treasurer from November 2007 to September 2008.  He served as our Executive Director — Financial Planning and Analysis from June 2002 to October 2006.  Prior to holding that position, Mr. Jones served as Executive Director — International Sales and Operations from June 2000 to May 2002.

Michael D. Pawlowski, age 49, has been an Executive Vice President-East Sales since January 2008, overseeing sales for a large portion of the northeastern United States, including New England, New York, New Jersey, Pennsylvania, Indiana, Illinois, Kentucky, Ohio, the Carolinas, Virginia and Washington D.C.  Prior to this position, he served as our Senior Vice President and Chief Marketing Officer in charge of marketing services, corporate planning, and printing and publishing operations from November 2006 to December 2007.  He also served as Vice President — Marketing and Strategic Planning from March 2005 to November 2006.  Additionally, Mr. Pawlowski served as Vice President — Marketing and Customer Relations of Verizon International Operations from July 2000 to March 2005.

Georgia R. Scaife, age 60, has been Executive Vice President — Human Resources and Employee Administration since February 2008 with responsibility for the company’s human resources and employee communications.  She served as Senior Vice President — Human Resources from November 2006 to February 2008, and was Vice President — Human Resources from October 2003 to October 2006.  Prior to joining our company, Ms. Scaife was Vice President — Staffing Services for Verizon Communications Inc. from June 2001 to October 2003.  Prior to that, she served as Vice President — Human Resources for the Puerto Rico Telephone Company.

Cody Wilbanks, age 56, has been our Corporate Secretary since August 2008 and Executive Vice President — General Counsel since September 2008.  In addition, he served as acting Executive Vice President — General Counsel from April 2008 through August 2008.  Mr. Wilbanks has responsibility for the company’s legal, compliance and security functions.  He also served as Vice President, Associate General Counsel — Commercial Operations from November 2006 to March 2008.  From February 1987 through November 2006, Mr. Wilbanks was employed by Verizon Communications Inc. and its predecessor GTE Incorporated, in the legal departments of various business units.

Item 1A.  Risk Factors.

You should carefully consider the risks described below in evaluating our company. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.

Risks Related to Our Emergence From Bankruptcy

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Chapter 11 reorganization, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court administering the Chapter 11 reorganization, the feasibility of the Amended Plan and the ability of the Debtors to continue operations upon emergence from bankruptcy. As part of the disclosure statement approved by the Bankruptcy Court, the projections reflected numerous assumptions concerning anticipated future performance and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize.  Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks.  Our actual results will vary from those contemplated by the projections for a variety of reasons.  The projections have not been incorporated by reference into this report and neither these projections nor any version of the disclosure statement should be considered or relied upon in connection with any investment decision concerning our common stock.

Because our consolidated financial statements reflect fresh start accounting adjustments made upon emergence from bankruptcy, and because of the effects of the transactions that became effective pursuant to the Amended Plan, financial information in our future financial statements will not be comparable to our financial information from prior periods.

Upon our emergence from Chapter 11, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition to fresh start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Amended Plan, therefore our future statements of financial position and statements of operations will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to our adoption of fresh start accounting and prior to accounting for the effects of the reorganization. The lack of comparable historical information may discourage interest in investors from purchasing our common stock.  Additionally, the financial performance included in this Annual Report will not be indicative of future financial performance.

Our business could suffer from the loss of key personnel after the emergence from bankruptcy.

We are dependent on the continued services of our senior management team and other key personnel.  The loss of key personnel could have a material adverse effect on our business, financial condition, and results of operations.  We may also have difficulty attracting future employees as a result of the bankruptcy.

We may be subject to claims that were not discharged in the Chapter 11 cases, which could have a material adverse effect on our results of operations and cash flow.

The Company filed for protection under Chapter 11 of the Bankruptcy Code on March 31, 2009.  The Court confirmed the Company’s Amended Plan on December 22, 2009 and the Company emerged from Chapter 11 on December 31, 2009, the Effective Date of the Amended Plan.  The nature of our business occasionally subjects us to litigation. Although the majority of the material claims against us that arose prior to the Petition Date were resolved under the Amended Plan, certain claims unaffected by the Amended Plan, as well as claims related to alleged acts that occurred after the Petition Date, have not been resolved.  With few exceptions, all claims that arose prior to the Petition Date and before confirmation of the Amended Plan (i) are subject to compromise and/or treatment under the Amended Plan or (ii) were discharged in accordance with the Bankruptcy Code and the terms of the Amended Plan.  The ultimate resolution of such unresolved claims may have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Business and our Financial Condition

Since we have renegotiated higher interest rates in exchange for the reduction of our total outstanding debt, our interest expense will increase relative to the amount of outstanding debt.

On the Effective Date, the Company entered into a Loan Agreement (the “Loan Agreement”) with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans, which were issued on the Effective Date in partial satisfaction of the amounts outstanding under the Company’s pre-petition senior secured credit facility.  Our total debt was reduced from $9,267 million to $2,750 million in senior secured term loan debt.  The new senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the prime rate (ABR) plus an Applicable Margin, or (ii) adjusted LIBOR plus an Applicable Margin.  The Applicable Margin is 7.00% for loans with interest rates determined by reference to the ABR and 8.00% for loans with interest rates determined by reference to adjusted LIBOR.  As a result of the increased interest rates for our secured bank debt, our interest expense will increase relative to the amount of outstanding debt.

Circumstances may arise whereby the Company may become overleveraged, which could have significant negative consequences.

We believe that we have emerged from Chapter 11 with a level of debt that can be effectively serviced in accordance with our business plan.  As of December 31, 2009, we had total indebtedness under our Loan Agreement of approximately $2,750 million.  Circumstances, however, may arise which might cause us to become overleveraged, which could have significant negative consequences, including:

•                  we may be vulnerable to a downturn in the markets in which we operate or a downturn in the economy in general;

•                  we may be required to dedicate a substantial portion of our cash flow from operations to fund working capital, capital expenditures, and other general corporate requirements;

•                  we may be limited in our flexibility to plan for, or react to, changes in our businesses and the industry in which we operate or entry of new competitors into our markets;

•                  we may be placed at a competitive disadvantage compared to our competitors that have less debt, including with respect to implementing effective pricing and promotional programs; and

•                  we may be limited in borrowing additional funds.

In addition, our debt bears interest at variable rates.  If market interest rates increase above certain specified levels, the interest rate on our variable-rate debt will increase and will create higher debt service requirements, which would adversely affect our business, financial condition, results of operations and cash flow. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.  The covenants in the Loan Agreement may restrict our flexibility.  Such covenants may place restrictions on our ability to incur additional indebtedness; pay dividends and make other restricted payments or investments; sell assets; make capital expenditures; engage in certain mergers and acquisitions; and refinance existing indebtedness.  Additionally, there may be factors beyond our control that could affect our ability to meet debt service requirements.  Our ability to meet debt service requirements will depend on our future performance and our ability to sustain sales conditions in the markets in which we operate, the economy generally, and other factors that are beyond our control.  We can provide no assurance that our businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity.  We cannot make assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.  If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.

There can be no assurance that our capital resources will be sufficient to enable us to achieve operating profitability.

Our plan of reorganization became effective on December 31, 2009.  We will continue to require substantial capital for general corporate and other expenses and may require additional capital to satisfy fluctuating working capital needs.  There can be no assurance that our capital resources will be sufficient to enable us to achieve or maintain operating profitability following consummation of the Amended Plan.  Failure to generate or raise sufficient funds may require us to delay or abandon some of our transformation plans or expenditures, which could harm our respective business and competitive positions.  We expect to meet our funding needs through various sources, including existing cash balances and cash flow from future operations.  The Loan Agreement places restrictions on our ability to make certain capital expenditures and engage in mergers and acquisitions.

Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs is restricted under the terms of the Loan Agreement.  Except for equity offerings used to finance certain investments, half of any net cash proceeds of equity offerings must be used to prepay our obligations under the Loan Agreement.  The addition of new debt to our balance sheet, if needed to fund our operating or other needs, could increase the leverage-related risks described above.  There can be no assurances that we will have timely access to additional financing sources, or that such access will be on acceptable terms.  Furthermore, failure to secure necessary capital could restrict our ability to operate and further develop our businesses.

The terms of our indebtedness impose restrictions on us that may affect our ability to successfully operate our business.

Our Loan Agreement contains covenants that, among other things, will place restrictions on our operations and use of cash, including, without limitation, restrictions on our ability to make capital expenditures, acquire or sell businesses and assets, incur additional indebtedness, issue capital stock, create liens, redeem or repurchase debt, enter new lines of business and pay dividends.  Events beyond our control could affect our ability to comply with these restrictions and covenants.  In addition, our Loan Agreement requires us to meet a number of financial ratios and tests.  Noncompliance with these covenants could materially and adversely affect our ability to finance our operations or capital needs and to engage in other business activities that may be in our best interest and may also restrict our ability to expand or pursue our business strategies.  We may not be able to comply with all of our covenants and obligations in our debt instruments.  Failure to comply with any of these restrictions, including financial covenants, would result in a default under the Loan Agreement, which could materially adversely affect our business.

Our revenue has declined and may continue to decline.

Our revenue has continued to decline due to weak economic conditions and competition from other advertising media.  For the years ended December 31, 2009 and 2008, our advertising sales declined 18.7% and 9.8% compared to the same periods in 2008 and 2007, respectively. Revenues may continue to decline, which could potentially adversely affect business, financial condition and results of operations.

We face widespread competition from other print directory publishers and other traditional and new media. This competition may reduce our market share or materially adversely affect our financial performance.

The directory advertising industry in the United States is highly competitive. The incumbent publishers with which we compete include AT&T and Dex One. Independent publishers with which we compete include Yellowbook (the U.S. business of Yell Group), Valley Yellow Pages and White Directory Publishing Inc. We compete with Yellowbook in the majority of our incumbent markets.

Some of the incumbent publishers with which we compete are or may become larger than we are and have or may obtain greater financial resources than we have. Although we may have limited market overlap with incumbent publishers, relative to the size of our overall footprint, we may not be able to compete effectively with these publishers for advertising sales in these limited markets. In addition, independent publishers may commit more resources to certain markets than we are able to commit, thus limiting our ability to compete effectively in these areas.

We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. Many of these competitors are larger than we are and have greater financial resources than we have. The market share of these competitors may increase and our market share may decrease.

We also compete for advertising sales with other new media. The Internet has become increasingly accessible as an advertising medium for businesses of all sizes. Further, the use of the Internet, including as a means to transact commerce through wireless devices, has resulted in new technologies and services that compete with traditional advertising mediums. Through Superpages.com, our online local search resource, we compete with the Internet yellow pages directories of other major and independent directory publishers, such as Yellowpages.com, as well as other Internet sites that provide classified directory information, such as Citysearch.com.  We also compete with search engines and portals, such as Google, Yahoo! and AOL, some of which have entered into commercial agreements with us or with other major directory publishers. We may not be able to compete effectively for advertising with these other companies, some of which have greater resources than we do. Our Internet strategy may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively market to small- and medium-sized local businesses.

A continued decline in the use of print yellow pages directories will adversely affect take off the “ing” our business.

Overall references to print yellow pages directories in the United States have declined from 14.5 billion in 2005 to 12.3 billion in 2008 according to the YPA Industry Usage Study. We believe this decline is primarily attributable to increased use of Internet search providers, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe the decline negatively affected the advertising sales associated with our traditional print business in 2009. Use of our print directories may continue to decline. A significant decline in usage of our print directories could:

•             impair our ability to maintain or increase advertising prices; and

•             cause businesses to reduce or discontinue purchasing advertising in our yellow pages directories.

Either or both of these factors would adversely affect our revenues and have a material adverse effect on our business, financial condition and results of operations.

Increased competition in local telephone markets could reduce the benefits of using the Verizon brand name.

The Federal Communications Commission rules regarding local number portability, advances in communications technology (including wireless devices and voice over Internet protocol) and demographic factors (including shifts from wireline telephone communications to wireless or other communications technologies) will erode the market position of telephone service providers, including Verizon. We believe that the use of traditional wireline carriers, including Verizon, is declining. We believe the loss of market share by Verizon in any particular local service area decreases the value of our license to use the Verizon brand name in particular local telephone markets. As a result, we may not realize the expected benefits of our commercial arrangements with Verizon.

Further transfers of local exchange assets by Verizon could reduce the benefit of using the Verizon brand name.

In 2008, Verizon transferred rural exchange assets in three states to FairPoint Communications, Inc.  In connection with this transaction, the Company entered into publishing, branding and non-competition agreements with FairPoint Communications, Inc. and its affiliates.  In May 2009, Verizon entered into an agreement to transfer additional rural exchange assets in 14 states to Frontier Communications Corp.  Although the purchasers of the Verizon local service areas are required to enter into publishing, branding and non-competition agreements with terms substantially the same as those contained in the corresponding Verizon agreements, transfers to third parties decrease the scope of our license to use the Verizon brand name thereby potentially diminishing our market share in those markets.

Our business, financial condition and results of operations would be adversely affected by a prolonged economic downturn and certain other external events.

Substantially all of our revenues are derived from the sale of advertising.  Expenditures by advertising clients are sensitive to economic conditions and tend to decline in a recession or other periods of uncertainty.  Any additional decline of this type could materially affect our business, financial condition and results of operations.

Our business is subject to the adverse economic conditions currently present in the United States, including decreased levels of business activity across many market segments, decreased advertising demand, interest rate volatility, and limited credit availability.  Our revenues are affected by economic downturns. Our total operating revenues in 2009 and 2008 were negatively affected by the current economic downturn.  A continuation of current economic conditions or other events that could impact purchasing patterns, such as the housing market crisis or a terrorist attack, could have a material adverse effect on our business, financial condition and results in operations.

If we fail to anticipate or respond effectively to changes in technology and consumer preferences, our competitive position could be harmed.

Advances in technology will continue to bring new competitors and distribution channels to our industry. As a result, our growth and future financial performance will depend on our ability to develop and market new advertising offerings and create new distribution channels, while enhancing existing offerings, services and distribution channels to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet. We may not be able to timely or successfully adapt our business to these changes in technology.

Our reliance on small- and medium-sized businesses exposes us to increased credit risks.

As of December 31, 2009, approximately 85% of our advertising revenues were derived from selling advertising to local businesses, which are generally small- and medium-sized businesses. In the ordinary course of our directory operations, we bill most of these clients over the life of the directory. Full collection of delinquent accounts can take many months or may never occur. For 2009, bad debt expense represented 9.1% of our net revenue, an increase from 6.9% in 2008. Small- and medium-sized businesses tend to have fewer financial resources and higher rates of failure than larger businesses, in particular during periods of economic downturn, such as we are currently experiencing. These factors increase our exposure to delinquent accounts by our clients.

Our dependence on third party providers for printing, publishing and distribution services could materially affect us.

We depend on third parties to print and distribute our directories. In connection with these services, we rely on the systems and services of our third party service providers, their ability to perform key functions on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform services on our behalf. There are a limited number of these providers with sufficient scale to meet our needs. A failure in the systems of one of our key third party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, financial condition, and results of operations.

In October 2009, we entered into a master outsourcing services agreement pursuant to which a third party will provide internal publishing and production functions to us to achieve significant long-term operational cost savings, variable costs, and increased flexibility to adapt to changing technology and business needs.  Accordingly, the inability or unwillingness of our third party vendor to perform its obligations under the master outsourcing service agreement could result in higher costs and disrupt our operations, which could have a material adverse effect on our business.

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

Approximately 15% of our advertising revenue is derived from the sale of advertising to national or large regional companies, including rental car companies, insurance companies and pizza delivery companies. These companies typically purchase advertising in numerous markets. Substantially all of the revenue from these large advertisers is derived through certified marketing representatives (“CMRs”). CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in our markets and provide billing services. Our relationships with these national advertisers depend significantly on the performance of the CMRs, which we do not control. If some or all of the CMRs with whom we have existing relationships were unable or unwilling to transact business with us on acceptable terms or at all, this inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of the CMRs could harm our ability to generate revenues from national accounts and could materially adversely affect our business.

We have agreements with several major Internet search engines and portals. The termination of one or more of these agreements could adversely affect our business.

We have expanded our Internet distribution by establishing relationships with several other Internet yellow pages directory providers, portals, search engines and individual websites, which make our content easier for search engines to access and provides a differentiated response to general searches on the Internet. Under the terms of the agreements with these Internet providers, we place our clients’ advertisements on major search engines, which give us access to a higher volume of traffic than we could generate on our own, without relinquishing the client relationship. The search engines benefit from our local sales force and full-service capabilities for attracting and serving advertisers that might not otherwise transact business with search engines.  The termination of one or more of our agreements with major search engines could adversely affect our business.

Increased regulation regarding information technology could lead to increased costs.

As the Internet directory industry develops, the provision of Internet services and the commercial use of the Internet and Internet-related applications may become subject to greater regulation. Regulation of the Internet and Internet-related services is still developing, both by new laws and government regulation, and also by industry self-regulation. If our regulatory environment becomes more restrictive, including by increased Internet regulation, our profitability could decrease.

A portion of our employees are union-represented. Our business could be adversely affected by future labor negotiations and our ability to maintain good relations with our unionized employees.

As of December 31, 2009, approximately 1,400, or approximately 25% of our employees, were represented by unions. In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slow-downs involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

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

We depend on the continued services of key personnel, including our experienced senior management team.  Our ability to achieve our operating goals and fully execute the transformation of our business depends to a significant extent on our ability to identify, hire, train and retain qualified individuals.  We review and adjust our compensation plans on an annual basis to ensure they are competitive with market trends, however, the loss of key personnel could have a material adverse effect on our business operations.

Turnover among media consultants could materially adversely affect our business.

The loss of a significant number of experienced media consultants would likely result in fewer sales and could materially adversely affect our business. The turnover rate of our media consultants is higher than for our employees generally. A majority of the attrition of our media consultants occurs with employees with less than two years experience. We expend substantial resources and management time on identifying and training our media consultants. Our ability to attract and retain qualified sales personnel depends on numerous factors outside of our control, including conditions in the local employment markets in which we operate. A substantial decrease in the number of media consultants could have a material adverse effect on our business, financial condition and results of operation.

The loss of important intellectual property rights could adversely affect our results of operations and future prospects.

Various trademarks, and other intellectual property rights are key to our business. We rely upon a combination of trademark and copyright laws as well as contractual arrangements to protect our intellectual property rights. We may be required to bring lawsuits against third parties to protect our intellectual property rights. Similarly, we may be party to proceedings by third parties challenging our rights. Lawsuits brought by us may not be successful, or we may be found to infringe the intellectual property rights of others. As the commercial use of the Internet further expands, it may be more difficult to protect our trade names, including Superpages.com, from domain name infringement or to prevent others from using Internet domain names that associate their businesses with ours. In the past, we have received claims of material infringement of intellectual property rights. Related lawsuits, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Further, the loss of important trademarks or other intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.

Our reliance on technology could have a material adverse effect on our business.

Most of our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and communications systems and those of others. Any failure of existing or future systems could impair our ability to collect, process and store data and perform the day-to-day management of our business. This could have a material adverse effect on our business, financial condition and results of operations.

Our computer and communications systems are vulnerable to damage or interruption from a variety of sources. A natural disaster or other unanticipated problems that lead to the corruption or loss of data at our facilities could have a material adverse effect on our business, financial condition and results of operations.

Legislative initiatives directed at limiting or restricting the distribution of our print directories or shifting the costs and responsibilities of waste management related to our print directories could adversely affect our business.

A number of state and local municipalities are considering legislative initiatives that would limit or restrict our ability to distribute our print directories in the markets we serve. The most restrictive initiatives would prohibit us from distributing our print directories unless residents affirmatively opt to receive our print directories. Other less restrictive initiatives would allow residents to opt out of receiving our print directories. In addition, some states are considering legislative initiatives that would shift the costs and responsibilities of waste management for discarded directories from municipalities to the producers of the directories. If these or other similar initiatives are passed into law, they would increase our costs to distribute our print directories, reduce the number of directories that are distributed, and negatively impact our ability to market our advertising to new and existing clients.

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

We are also exposed to defamation, breach of privacy and other claims and litigation relating to our business, as well as methods of collection, processing and use of personal data. The subjects of our data and users of data collected and processed by us could also have claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. These claims could have a material adverse effect on our business, financial condition or results of operations or otherwise distract our management.

Risks Related to Our Spin-Off

Limitations on our use of the Verizon brand could adversely affect our business and profitability.

Prior to the spin-off, we marketed our advertising using the Verizon brand name and logo. We believe the association with Verizon provided us with preferred status among our clients due to Verizon’s recognized brand and perceived high-quality products and services. In connection with the spin-off, we entered into a 30-year branding agreement with Verizon. This agreement grants us a limited right to use certain Verizon service and trademarks in connection with publishing certain print directories and identify ourselves as Verizon’s official print directory publisher. Our right to use the Verizon brand is subject to our compliance with the terms and conditions of the branding agreement and the publishing agreement. While we continue to use the Verizon brand on our print directories in substantially all of our incumbent markets and other specified markets, we are not permitted to use Verizon as part of our name and may not advertise ourselves as a Verizon company.

The loss of any of our key agreements with Verizon could have a material adverse effect on our business.

In connection with the spin-off, we entered into several agreements with Verizon, including a publishing agreement, a branding agreement and a non-competition agreement. Under the publishing agreement, Verizon named us the exclusive official publisher of Verizon print directories in the markets in which Verizon currently is the incumbent local exchange carrier. We believe that acting as the exclusive official publisher of directories for Verizon provides us with a competitive advantage in those markets. Under the branding agreement, Verizon granted us a limited right to use certain Verizon service and trademarks in connection with publishing certain print directories and identify ourselves as Verizon’s official print directory publisher. Under the non-competition agreement, Verizon generally agreed not to publish tangible or digital (excluding Internet) media directories consisting principally of wireline listings and classified advertisements of subscribers in the markets in which it is the incumbent local exchange carrier through 2036 and, subject to certain termination rights, in certain expansion markets through 2011.

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

In connection with the bankruptcy, we filed a motion to assume certain on-going commercial contracts with Verizon, including assumption of the publishing agreement, the branding agreement, the non-competition agreement, the listings license agreement, and the intellectual property agreement in their current forms.  We were able to assume these key agreements with Verizon, but going forward, if we were to lose any of our key agreements with Verizon, it could have a material adverse effect on our business.

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

In connection with the spin-off, we entered into a non-competition agreement with Verizon pursuant to which Verizon generally agreed not to publish tangible or digital (excluding Internet) media directories consisting principally of wireline listings and classified advertisements of subscribers in the markets in which it is the incumbent local exchange carrier that are directed primarily at clients in these markets. However, under applicable law, a covenant not to compete is only enforceable:

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

Risks Related to Our Common Stock and Holders of Senior Secured Term Loans

There is limited history of trading of our common stock and market pricing of our common stock could be volatile.

Our post-emergence common stock has traded for only a limited period.  The liquidity of any market for our common stock will depend, among other things, upon the number of holders of our common stock and on our financial performance.  The market price for our common stock has been volatile in the past, and the price of our common stock could fluctuate substantially in the future.  Factors that could affect the price of our common stock in the future include general conditions in our industry, prevailing interest rates, markets for similar securities and our financial performance and investor expectations for our financial performance.  Furthermore, recipients of our common stock issued pursuant to the Amended Plan may prefer to liquidate their investments rather than hold such securities on a long-term basis.  Accordingly, any market that does develop for such securities may be volatile.  Other factors, such as our current intention not to pay dividends for the foreseeable future, may further depress any market for our common stock.  Accordingly, trading in our securities is highly speculative and poses substantial risks.

Our common stock could be subject to future dilution and, as a result, could decline in value.

The ownership percentage represented by common stock distributed on the Effective Date under the Amended Plan will be subject to dilution in the event that (i) we issue common stock pursuant to the Long-Term Incentive Plan, including issuances upon the exercise of options, and (ii) we issue additional shares of common stock for any other reason.  Additional equity financings or other share issuances by us could adversely affect the market price of our common stock.  Sales by existing holders of a large number of shares of our common stock in the public market, or the perception that additional sales could occur, could also cause the market price of our common stock to decline.

Dividends are not expected to be paid with respect to our common stock for the foreseeable future.

We do not anticipate that cash dividends or other distributions will be paid with respect to our common stock in the foreseeable future.  In addition, restrictive covenants in certain debt instruments to which we are a party, including the Loan Agreement, prohibit us from paying material amounts as cash dividends to our stockholders as a class.

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

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or other change of control transaction that stockholders may consider favorable. These provisions may also make it more difficult for our stockholders to change our Board of Directors and senior management. Provisions of our certificate of incorporation and bylaws include:

•             a limited right of stockholders to call special meetings of stockholders;

•             rules regulating how stockholders may present proposals or nominate directors for election at annual meetings of stockholders; and

•             authorization for our Board of Directors to issue preferred stock in one or more series, without stockholder approval.

In addition, several of our agreements with Verizon, including some commercial service agreements, require Verizon’s consent to any assignment by us of our rights and obligations under the agreements. The consent rights in these agreements might discourage, delay or prevent a transaction that you may consider favorable.

We are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors. This provision of Delaware law may discourage takeover attempts that might otherwise result in a premium over the market price for shares of our common stock.

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

The following is a list of our facilities with at least 100,000 square feet. These facilities are administrative facilities, except for the Martinsburg, West Virginia facility, which is a warehouse/distribution center.

Location	Square Feet
Owned
Martinsburg, WV	191,068
Los Alamitos, CA	149,326
St. Petersburg, FL	100,000

Leased
D/FW Airport, TX	418,824
Irving, TX	152,121

Item 3.  Legal Proceedings.

On March 31, 2009, (the “Petition Date”), the Company and all of its domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  These chapter 11 cases were being jointly administered under the caption In re: Idearc Inc., et al, Case No. 09-31828 (the “Chapter 11 Case”).  On December 22, 2009, the Bankruptcy Court confirmed Idearc’s First Amended Joint Plan of Reorganization which contained an effective date of December 31, 2009.  On the effective date, the Company emerged from bankruptcy and all pre-petition claims against the Company were discharged.

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

In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges.  The proposed assessment relates to the audit period March 1998 through May 2005. On May 5, 2008, the State of New York issued a notice of determination to the Company for approximately $28 million. The Company filed its response on July 25, 2008.  On October 1, 2009, the State of New York issued another notice of determination for sales and use tax for the period June 2005 to June 2009, for approximately $26 million. The tax allegedly due as asserted by the State is related to sales and use tax on printing and mailing charges. The Company filed its response asserting its disagreement with the second notice of determination.  The State of New York also sent individual notices of determination to past and current Company officers.  The Company expects to file its response to those individual notices as well.  All the matters against the Company and the individuals have been stayed beyond the outcome of a related matter.

In late December 2008, the Company received tax assessments from the State of Washington related to operating taxes allegedly due on the Company’s inter-company transactions.  The proposed assessments totaling approximately $12.5 million relate to the audit period January 1, 2003 through June 30, 2008.  On February 19, 2009, the Company filed appeals to these assessments.  A first hearing on the Company’s appeals was held on October 20, 2009, before a Washington administrative law judge.  The Company does not expect a ruling on its appeals before the first quarter of 2010.

The Company was served with a lawsuit on January 29, 2009, originally filed on January 13, 2009, in the U.S. District Court for the Southern District of California.  The plaintiff in this case claims that the Company used plaintiff’s copyrighted material without a license in multiple publications across the country.  Plaintiff seeks an injunction and both statutory and actual damages.  Plaintiff filed a claim in Idearc’s bankruptcy, and also amended her complaint in California to seek recovery against Verizon for the same offenses.   Because of the Company’s indemnification obligations to Verizon, the Company filed for and the Court dismissed Verizon from the case.  The Company expects to file a motion to dismiss the Company defendants from the case because of the discharge in bankruptcy.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust.  The suit generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts which made their statements misleading, regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 26, 2009, the Bankruptcy Court entered an injunction prohibiting the prosecution of the Corwin litigation while the Company remains in bankruptcy. Since the Company has emerged from bankruptcy, the injunction has been lifted and the case will commence.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On April 30, 2009, May 21, 2009 and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not on the Company or its subsidiaries).  The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007, and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas, against two of the Company’s current officers (but not on the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008, and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with this case.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District.  Each of the plaintiffs have filed motions to be named lead plaintiff and each of the plaintiffs’ attorneys have filed motions to be named lead plaintiffs’ counsel.  The Court has initially named a lead plaintiff and lead plaintiffs’ counsel; however, several of the parties have asked the Court to reconsider that order.  The Company’s response will not be due until after the motions are resolved.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On July 14, 2009, an unsecured creditor of the Company filed an adversary proceeding in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers and directors (but not on the Company or its subsidiaries).  Other defendants include Verizon Communications Inc. and certain of Verizon’s current and former officers and directors. The complaint is a request by this creditor to subordinate all the secured and unsecured claims in the Bankruptcy to his claim.  The only count aimed at the Company’s current and former officers and directors alleges that the individuals breached their fiduciary duty to the plaintiff by allowing Verizon to “loot” the Company and seeks unspecified damages to include recovery of the amount of plaintiff’s claim against the Company.  The Court entered an order granting the Company’s motion and dismissed the complaint with prejudice on November 10, 2009.  The time for appeal of that order has run.   The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On December 10, 2009, plaintiff, a former employee with a history of litigation against the Company, filed a putative class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company Employee Benefits Committee.  The complaint attempts to recover alleged losses to the various savings and pension plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA of the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that the defendants wrongfully allowed all the plans to invest in Idearc common stock, alleges that the defendants made material misrepresentations regarding the Company’s financial performance and condition, alleges the defendants had divided loyalties, alleges the defendants mismanaged the plan assets, and alleges certain defendants breached their duty to monitor and inform the committee members of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  The plaintiffs have recently obtained service and the Company’s response will be due after a future amended pleading is filed by the plaintiffs.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a putative class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon benefit committee and the Company benefit committee.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the spin.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents which would entitle the plaintiffs to statutory penalties under ERISA; that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed directly at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company has waived issuance of citation making the answer or response date February 25, 2010.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2009, no matters were submitted to a vote of stockholders.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

On December 31, 2009 (the “Effective Date”), by operation of the First Amended Joint Plan of Reorganization (the “Amended Plan”), all of the Company’s common stock and all restricted stock, restricted stock units, stock options or any other equity-based awards settled in shares, or other rights to purchase stock of the Company, and any warrants, conversion rights, rights of first refusal, subscriptions, commitments, agreements, or other rights to acquire or receive any stock or other equity ownership interests in the Company in effect prior to the Effective Date were cancelled and became null and void.

On the Effective Date, the Company issued 14,996,952 shares of new common stock of the reorganized company, and 3,061 shares of new common stock was reserved for future issuance in respect of claims and interests filed, pending the determination of this allowed portion of any disputed general unsecured claims.  Our new common stock was approved for listing and authorized for trading on The NASDAQ Global Market (“NASDAQ”). Our new common stock began trading on NASDAQ on January 4, 2010 under the ticker “SPMD.”  As of February 19, 2010, there were approximately 272 stockholders of record of our new common stock.

Prior to December 31, 2009, our pre-emergence common stock was quoted over-the-counter on the Pink OTC Markets Inc. under the symbol “IDAR” for the period beginning November 21, 2008 through December 31, 2009.

Prior to November 21, 2008, our pre-emergence common stock was traded on the New York Stock Exchange (“NYSE”).

As a result of our failure to maintain certain continued listing standards on the NYSE, our pre-emergence common stock was suspended from trading on the NYSE on November 20, 2008.  The NYSE removed our pre-emergence common stock from listing on the NYSE due to the Company’s low market capitalization and because our share price had fallen below the NYSE’s continued listing standard for average closing price (less than $1.00 per share) over a consecutive 30 day trading period.

The table below also sets forth the reported high and low sales prices for our pre-emergence common stock traded over-the-counter for the period for each quarter of 2009.

	High	Low	Per Share Cash Dividend
2009
Fourth Quarter	$0.03	$0.01	$0.0000
Third Quarter	$0.05	$0.02	$0.0000
Second Quarter	$0.07	$0.03	$0.0000
First Quarter	$0.12	$0.04	$0.0000

The following table sets forth for the periods indicated, the highest and lowest sales price for our pre-emergence common stock, as reported on the NYSE for the periods through November 20, 2008 and the quarterly high and low bid quotations for our common stock as reported over-the-counter for the period beginning November 21, 2008 through December 31, 2009.

	High	Low	Per Share Cash Dividend
2008
Fourth Quarter	$1.23	$0.02	$0.0000
Third Quarter	$2.37	$0.86	$0.0000
Second Quarter	$6.03	$2.22	$0.0000
First Quarter	$17.74	$3.40	$0.3425

Dividends

We did not pay any quarterly cash dividends in 2009.  We do not expect to pay dividends in 2010.

Our Loan Agreement prohibits us from paying material amounts as cash dividends to our stockholders as a class.  Future dividends will only be paid in compliance with the terms of our Loan Agreement, as permitted by applicable law and declared by our Board of Directors.

Share Repurchases

None.

Equity Compensation Plan Information

As of December 31, 2009, the Successor Company’s long-term incentive plan was the only equity compensation plan under which securities of the Company were authorized for issuance.  The long-term incentive plan was approved by the bankruptcy court in connection with the emergence from bankruptcy.  The table below provides information as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	—	—	—
Equity compensation plans not approved by stockholders	—	—	1,500,000
Total	—	—	1,500,000

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

During 2009, we filed for and emerged from Chapter 11 Bankruptcy. In connection with fresh start accounting, we recorded reorganization items, which include provisions and adjustments to record the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts, as well as other costs incurred as a result of our bankruptcy proceedings.

	Predecessor Company
	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share amounts)
Operating revenue	$2,512	$2,973	$3,189	$3,221	$3,374
Operating income (1)	741	926	1,343	1,347	1,637
Net income (1) (4)	8,257	183	429	787	1,023
Basic and diluted earnings per common share (2) (4)	56.32	1.25	2.94	5.40	7.01
Cash dividends declared per common share	—	0.3425	1.37	—	—

	As of December 31,
	2009	2008	2007	2006	2005
	(in millions)
Total assets (1) (4)	$3,834	$1,815	$1,667	$1,415	$1,501
Current maturities of long-term debt (3)	—	9,267	48	48	—
Long-term debt (3) (4)	2,750	—	9,020	9,067	—
Stockholders’ equity (deficit) (4)	200	(8,491)	(8,600)	(8,754)	402

(1)

During 2007, we changed our accounting method of recognizing sales commissions. Sales commissions were previously expensed as incurred. Sales commissions are now deferred as part of deferred directory costs and the cost is recognized over the average life of the advertising service, consistent with our policy for revenue recognition. The change did not have an impact on cash flows. All prior periods presented have been adjusted to reflect the effects of the change.

(2)

The number of shares issued in connection with the spin-off on November 17, 2006, was approximately 146 million. For basic and diluted earnings per share calculations, it was assumed that approximately 146 million shares were outstanding for all periods prior to 2007. No additional shares were issued through December 31, 2006. Equity based awards granted in 2009, 2008 and 2007 had no material impact on the calculation of diluted earnings per share.

(3)

In connection with our spin-off on November 17, 2006, we incurred $9,115 million in long-term debt.  Due to the potential events of default resulting from noncompliance with certain covenants in the Company’s debt agreements and the Company’s expectation to restructure its capitalization under federal bankruptcy laws, our total outstanding debt of $9,267 million was classified as current maturities of long-term debt in the accompanying consolidated balance sheet as of December 31, 2008. See Note 8 to our consolidated financial statements in this report for additional information on debt obligations.

(4)

During 2009 the Company entered and emerged from Chapter 11 Bankruptcy. For the year ended December 31, 2009, we recorded total reorganization items of $8,035 million in the consolidated statements of operations. See Notes 2 and 10 to the consolidated financial statements included in this report for additional information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of this report. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our audited financial statements and related notes thereto included in this report.

Our financial information may not be indicative of our future performance.

Overview

SuperMedia Inc. and its subsidiaries (collectively, “SuperMedia,” “We,” “Our,” “Us,” “Successor,” or the “Company”) is one of the largest yellow pages directory publishers in the United States as measured by revenues.  We believe that we are a strong online local search provider. We place our client’s advertising into our portfolio of advertising mediums, which includes the SuperYellowPages, our print directories, Superpages.com, our online local search resource, SuperpagesDirect, our direct mailers, and Superpages Mobile, our information source for wireless subscribers.

On December 31, 2009 the Company emerged from bankruptcy and changed its name to SuperMedia.  SuperMedia is the successor company to Idearc Inc. (collectively, “Idearc,” or “Predecessor”) which filed for Chapter 11 protection under the United

States Bankruptcy Code (the “Bankruptcy Code”) in March 2009.  The terms “SuperMedia,” “We,” “Our,” “Us,” “Successor,” and “the Company,” when used in this report with respect to the period prior to SuperMedia’s emergence from bankruptcy, are references to Idearc Inc., and when used with respect to the period commencing after SuperMedia’s emergence, are references to SuperMedia. These references include the subsidiaries of SuperMedia Inc. or Idearc Inc.

In 2009, the Company introduced to our clients and consumers an innovative marketing program called SuperGuarantee. The SuperGuarantee program is a consumer focused program designed to make it easier and faster for consumers to find businesses they trust so that when a consumer chooses a client of SuperMedia they can count on them to do the job right or we will step in and help to make it right.

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

Spin-Off from Verizon

Idearc began operations as an independent, public company on November 17, 2006 after being spun-off by Verizon. The companies structured under Verizon Information Services Inc. that were comprised of domestic print and Internet yellow pages directory operations became Idearc. In connection with the spin-off, Verizon transferred all of its ownership interest in Idearc Information Services LLC (formerly Verizon Information Services Inc.). Following the transaction, the Company’s assets, liabilities, businesses and employees consisted of those that were primarily related to Verizon’s domestic print and Internet yellow pages directory operations. The transaction was completed through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon’s stockholders.

Chapter 11 Bankruptcy

On March 31, 2009 (the “Petition Date”), the Company and its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).

Subject to certain exceptions under the Bankruptcy Code, the Company’s Chapter 11 bankruptcy filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against the property of the Company, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim were enjoined unless and until the Bankruptcy Court lifted the automatic stay.

On May 15, 2009, the Company submitted a joint plan of reorganization and disclosure statement for consideration by the Bankruptcy Court and the affected creditors; on September 8, 2009, the Company filed its First Amended Joint Plan of Reorganization (the “Amended Plan”) with the Bankruptcy Court, which was later modified on November 19, 2009 and on December 22, 2009, the Bankruptcy Court entered an order approving and confirming the Amended Plan; and, finally, on December 31, 2009 (the “Effective Date”), the Company emerged from bankruptcy and on January 4, 2010, changed its name to SuperMedia.  As a result of SuperMedia’s emergence from Chapter 11 of the Bankruptcy Code, SuperMedia Inc. is the successor registrant to Idearc Inc. pursuant to Rule 12g-3 under the Securities Exchange Act of 1934.

 Plan of Reorganization

The Amended Plan and disclosure statement described the anticipated organization, operations and financing of the reorganized entity. Among other things, the Amended Plan resolved the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity, and provided for the corporate governance subsequent to emergence from bankruptcy.  Specifically, the disclosure statement contained certain information about the Company’s pre-petition operating and financial history, the events which led up to the commencement of bankruptcy and significant events that occurred while operating under Chapter 11 of the Bankruptcy Code.  The disclosure statement also described the terms and provisions of the Amended Plan, including certain effects of confirmation of the Amended Plan, certain risk factors associated with securities to be issued under the Amended Plan, certain alternatives to the Amended Plan, the manner in which distribution would be made under the Amended Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Amended Plan were required to follow for their votes to be counted.

Basis of Presentation

The Company adopted the guidance on financial reporting by entities that have filed petitions with the Bankruptcy Court from March 31, 2009, the Filing Date, until emergence from Chapter 11 Bankruptcy on December 31, 2009.  This guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional expenses), realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process are classified as reorganization items on the consolidated statements of operations.  The consolidated balance sheet at December 31, 2009 reflects the impact of the Amended Plan and the effects of the adoption of fresh start accounting.  The historical financial statements of Idearc (“Predecessor”) are presented separately from SuperMedia (“Successor”) results in this Annual Report and future reports. See Note 2 included in this report for a description of the effects of fresh start accounting on the Company’s consolidated financial statements.

Use of Estimates

The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Examples of significant estimates include the allowance for doubtful accounts, the recoverability and fair value determination of property, plant and equipment, allocation of purchase price on assets acquired, goodwill, intangible assets and other long-lived assets, and pension and post-employment benefit assumptions.

Restructuring

In the second quarter of 2008, we began implementing strategic organizational and market exit initiatives to improve ongoing operational efficiencies and reduce total operating costs.  During the years ended December 31, 2009 and 2008, the Company recorded $25 million and $23 million, respectively, of restructuring charges associated with its ongoing strategic organizational, market exit and pre-petition capital restructuring initiatives, which began during 2008. These charges include termination benefits of $10 million in 2009, impacting approximately 530 employees, $11 million in 2008, impacting approximately 570 employees and professional fees associated with pre-petition capital restructuring costs of $10 million in 2009 and $3 million in 2008.  The Company anticipates there will be additional restructuring charges in subsequent periods.

Operating Revenue

We derive our operating revenue primarily from the sale of advertising into our diversified mediums, which include SuperYellowPages, our print directories, Superpages.com, our online local search resource, SuperpagesDirect, our direct mailers, and Superpages Mobile, our information source for wireless subscribers.

Operating revenue can be affected by several factors, including changes in advertising clients, changes in the pricing of advertising, changes in the quantity of advertising purchased per client and the introduction of additional offerings. We continue to face competition in our markets from other advertising media, including cable television, radio and the Internet.

Advertising in print directories is sold a number of months prior to the date each title is published. We recognize revenue from print directory advertising ratably over the life of each directory using the amortization method of accounting, with revenue recognition commencing in the month of publication. A portion of the revenue reported in any given year represents sales activity and publication of directories that occurred in the prior year. Print advertising is sold to two client bases: local advertisers, comprised of small- and medium-sized businesses that advertise in a limited geographical area, and national advertisers, comprised of larger businesses that advertise regionally or nationally.

Our Internet advertising revenue is earned from two primary sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our websites, website development and website hosting for our advertisers. Revenue from fixed-fee advertising is recognized monthly over the life of the service. Performance-based advertising revenue is earned when consumers connect with our advertisers by a “click” on their Internet advertising or a phone call to their businesses. Performance-based advertising revenue is recognized when there is evidence that qualifying transactions have occurred.

Our advertising sales have continued to decline due to weaker economic conditions and competition from other advertising media.  For the years ended December 31, 2009 and 2008, our advertising sales declined 18.7% and 9.8% compared to 2008 and 2007, respectively.

Operating Expense

Operating expense is comprised of five expense categories: (1) selling, (2) cost of sales, (3) general and administrative, (4) impairments and (5) depreciation and amortization.

Selling.  Selling expense includes the sales and sales support organizations, including base salaries and sales commissions paid to our local sales force, national sales commissions paid to independent certified marketing representatives, sales training, advertising and client care expenses. Sales commissions are amortized over the average life of the directory or advertising service. All other selling costs are expensed as incurred. In 2009, selling expense of $677 million represented 38.2% of total operating expense and 27.0% of total operating revenue.

Cost of Sales.  Cost of sales includes the costs of producing and distributing both print directories, direct mail and Internet local search services, including publishing operations, paper, printing, distribution, website development and Internet traffic costs. Costs directly attributable to producing print directories are amortized over the average life of a directory. These costs include paper, printing and initial distribution. All other costs are expensed as incurred. In 2009, cost of sales of $581 million represented 32.8% of total operating expense and 23.1% of total operating revenue.

General and Administrative.  General and administrative expense includes corporate management and governance functions, which are comprised of finance, human resources, real estate, legal, investor relations, billing and receivables management. In addition, general and administrative expense includes bad debt, operating taxes, insurance and other general expenses including restructuring costs. All general and administrative costs are expensed as incurred.  In 2009, general and administrative expense of $445 million represented 25.1% of total operating expense and 17.7% of total operating revenue.

Impairments. Impairments expense in 2008 includes non-cash charges of $225 million associated with the write down of intangible assets of $222 million related to Switchboard.com and $3 million related to other assets.  No impairment charges were recorded in 2009.

Depreciation and Amortization.  Depreciation and amortization expense includes depreciation expense associated with property, plant and equipment and amortization expense associated with capitalized software and other intangible assets. In 2009, depreciation and amortization expense of $68 million represented 3.8% of total operating expense and 2.7% of total operating revenue.

Interest Expense

Interest expense, net of interest income, is primarily comprised of interest expense associated with our debt and amortization of debt issuance costs, offset by interest income.  In 2009, interest expense, net of interest income, of $145 million represented 5.8% of total operating revenue. After the bankruptcy Petition Date, interest associated with the Predecessor’s debt and interest rate swap agreements was not recorded.

Reorganization Items

Reorganization items represent amounts that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include certain expenses, realized gains and losses, and provisions for losses resulting from the reorganization. In 2009, we recorded total reorganization items of $8,035 million in the consolidated statements of operations in accordance with provisions established by the applicable reorganization accounting rules. Reorganization items include provisions and adjustments to record the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts, as well as other costs incurred as a result of our bankruptcy proceedings. Professional fees for post-emergence activities related to claim settlements, plan implementation and other transition costs attributable to the reorganization are expected to continue into 2010.

Provision for Income Taxes

We file income tax returns in United States federal and various state jurisdictions. In 2009, we recorded a provision for income taxes of $374 million.

Anticipated Impacts of Fresh Start Accounting on 2010 Results

In connection with our adoption of fresh start accounting, we anticipate significant impacts to our 2010 results of operations. At December 31, 2009, the balances in deferred revenue and deferred directory costs were adjusted to their fair values of zero. As a result, approximately $846 million of revenue and $215 million of directory costs will not be recognized in 2010 which would have otherwise been recorded by the Predecessor. In addition, the fair values of certain intangible assets were increased in association with fresh start accounting in the amount of $555 million, resulting in anticipated amortization expense in 2010 of approximately $111 million which would not have been recorded by the Predecessor.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

   The following table sets forth our operating results for the years ended December 31, 2009 and 2008:

	Predecessor Company
	2009	2008	Change	%
	(in millions, except%)
Operating revenue	$2,512	$2,973	$(461)	(15.5)%
Selling	677	700	(23)	(3.3)
Cost of sales (exclusive of depreciation and amortization)	581	608	(27)	(4.4)
General and administrative	445	436	9	2.1
Impairments	—	225	(225)	(100.0)
Depreciation and amortization	68	78	(10)	(12.8)
Total operating expense	1,771	2,047	(276)	(13.5)
Operating income	741	926	(185)	(20.0)
Interest expense	145	647	(502)	(77.6)
Income before reorganization items and provision for income taxes	596	279	317	113.6
Reorganization items	8,035	—	8,035	NM
Income before provision for income taxes	8,631	279	8,352	NM
Provision for income taxes	374	96	278	289.6
Net income	$8,257	$183	$8,074	NM

Operating Revenue

Operating revenue of $2,512 million in 2009 decreased $461 million, or 15.5%, compared to $2,973 million in 2008. This decline was due to reduced advertiser renewals, reflecting a weaker economy, partially offset by the addition of new advertisers, increases in advertiser spending and revenue from new offerings. We continued to face competition from other advertising media, including cable television, radio and the Internet.

Operating Expense

Operating expense of $1,771 million in 2009 decreased $276 million, or 13.5%, compared to $2,047 million in 2008.  This decline is primarily due to non-cash impairment charges of $225 million primarily associated with the write off of intangible assets in 2008 and expense reductions as described below:

Selling. Selling expense of $677 million in 2009 decreased $23 million, or 3.3%, compared to $700 million in 2008. This decrease was primarily driven by lower employee related costs and sales commission costs, partially offset by increased advertising costs associated with our national advertising campaign.

Cost of Sales. Cost of sales of $581 million in 2009 decreased $27 million, or 4.4%, compared to $608 million in 2008. This decrease was primarily driven by lower printing and distribution costs, reduced employee related costs and lower traffic costs, offset by higher contract services costs due to the outsourcing of certain functions.

General and Administrative. General and administrative expense of $445 million in 2009 increased $9 million, or 2.1%, compared to $436 million in 2008. The increase was the result of higher bad debt expense, the impact of recording settlement losses in 2009 associated with our pension plans, while recording settlement gains in 2008, a non-recurring benefit cost adjustment, higher stock-based compensation costs and increased employee related costs resulting from a favorable adjustment in 2008. Additionally, in 2009 and 2008 we recorded restructuring costs of $25 million and $23 million, respectively, associated with our ongoing strategic, organizational, market exit and pre-petition capital restructuring initiatives.  These restructuring costs were incurred to improve ongoing operational efficiencies and reduce operating costs.  These increases were partially offset by lower transition costs associated with our spin-off from Verizon, lower employee severance costs, reduced costs associated with legal settlements, lower expenses associated with operating taxes and a contract settlement with a former reseller in 2008.  Bad debt expense of $228 million for the year ended December 31, 2009, increased by $22 million, or 10.7% compared to $206 million for the year ended December 31, 2008.  The increased bad debt expense was influenced by the current weak economic environment. Bad debt expense as a percent of total operating revenue was 9.1% for the year ended December 31, 2009 compared to 6.9% for the year ended December 31, 2008.

Impairments. In 2008, we recorded non-cash impairment charges of $225 million related to the write down of assets of $222 million related to Switchboard.com and $3 million related to other assets.  No impairment charges were recorded in 2009.

Depreciation and Amortization. Depreciation and amortization expense of $68 million in 2009 decreased $10 million, or 12.8%, compared to $78 million in 2008.  Depreciation expense of $28 million in 2009 decreased $6 million, or 17.6%, compared to $34 million in 2008.  The decrease in depreciation expense resulted from reduced property, plant and equipment balances associated with buildings, computer and data processing equipment, and automobiles.  Amortization expense, primarily associated with capitalized internal use software, of $40 million in 2009, decreased $4 million, or 9.1%, compared to $44 million in 2008.

Interest Expense

Interest expense, net of interest income, of $145 million in 2009 decreased $502 million, or 77.6%, compared to interest expense, net of interest income, of $647 million in 2008.  Interest expense in 2009 and 2008 includes $3 million and $11 million in amortization of debt issuance costs, respectively. After the bankruptcy Petition Date, interest associated with the Predecessor’s debt and interest rate swap agreements was not recorded.

Reorganization Items

In 2009, we recorded $8,035 million of total reorganization items in accordance with provisions established by the applicable reorganization accounting rules.  Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include the gains related to the change in our capital structure, certain expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization. In connection with fresh start accounting, we recorded reorganization items of $8,504 million for the year ended December 31, 2009 to recognize the gain on settlement of liabilities subject to compromise of $6,035 million, record an adjustment to goodwill of $1,631 million, write off deferred revenue and deferred directory costs of $631 million, adjust intangible assets to fair value of $555 million; offset by an adjustment to accumulated other comprehensive income of $281 million and other fresh start accounting entries of $67 million. See Notes 2 and 3 included in this report for additional information regarding reorganization items.

Provision for Income Taxes

Provision for income taxes of $374 million for 2009 increased $278 million, or 289.6%, compared to $96 million for 2008, primarily due to higher pre-tax income. The provision for income taxes for 2009 and 2008 includes the effect of one-time discrete items. The effective tax rates for 2009 and 2008 were 4.3% and 34.4%, respectively. The decline in the effective tax rate is primarily due to the impact of reorganization items on our pre-tax income and the recognition of tax benefits related to uncertain tax positions.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth our operating results for the years ended December 31, 2008 and 2007:

	Predecessor Company
	2008	2007	Change	%
	(in millions, except%)
Operating revenue	$2,973	$3,189	$(216)	(6.8)%
Selling	700	726	(26)	(3.6)
Cost of sales (exclusive of depreciation and amortization)	608	628	(20)	(3.2)
General and administrative	436	404	32	7.9
Impairments	225	—	225	NM
Depreciation and amortization	78	88	(10)	(11.4)
Total operating expense	2,047	1,846	201	10.9
Operating income	926	1,343	(417)	(31.0)
Interest expense	647	676	(29)	(4.3)
Income before provision for income taxes	279	667	(388)	(58.2)
Provision for income taxes	96	238	(142)	(59.7)
Net income	$183	$429	$(246)	(57.3)%

Operating Revenue

Operating revenue of $2,973 million in 2008 decreased $216 million, or 6.8%, compared to $3,189 million in 2007.  This decline was due to reduced advertiser renewals, reflecting a weaker economy, partially offset by the addition of new advertisers, increases in advertiser spending and revenue from new offerings. We continued to face competition from other advertising media, including cable television, radio and the Internet.

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

General and Administrative. General and administrative expense of $436 million in 2008 increased $32 million, or 7.9%, compared to $404 million in 2007. This increase was primarily driven by higher bad debt expense, higher expenses associated with operating taxes, a contract settlement with a former reseller of our advertising, and a gain that was recorded in 2007 resulting from the sale of owned facilities.  Additionally, in 2008 we recorded restructuring costs of $23 million associated with our ongoing strategic, organizational and market exit initiatives.  These restructuring costs were incurred as part of strategic organizational and market exit initiatives to improve ongoing operational efficiencies and reduce operating costs.  These increases were partially offset by reduced transition costs related to our spin-off from Verizon, lower stock-based compensation expense and lower employee related costs.  Bad debt expense of $206 million for the year ended December 31, 2008, increased by $47 million, or 29.6% compared to $159 million for the year ended December 31, 2007.  The increased bad debt expense was influenced by a weak economic environment, as well as the continuing effect of a temporary relaxation of certain aspects of our credit policy in mid-2007 associated with the transition of billing activities from Verizon.   Bad debt expense as a percent of total operating revenue was 6.9% for the year ended December 31, 2008 compared to 5.0% for the year ended December 31, 2007.

Impairments. Impairments expense of $225 million in 2008 includes non-cash charges associated with the write down of intangible assets of $222 million related to Switchboard.com and $3 million related to other assets.  No impairment charges were recorded in 2007.

Depreciation and Amortization. Depreciation and amortization expense of $78 million in 2008 decreased $10 million, or 11.4%, compared to $88 million in 2007.  Depreciation expense of $34 million in 2008 decreased $7 million, or 17.1%, compared to $41 million in 2007.  The decrease in depreciation expense resulted from reduced property, plant and equipment balances associated with buildings, computer and data processing equipment, and automobiles.  Amortization expense, primarily associated with capitalized internal use software, of $44 million in 2008, decreased $3 million, or 6.4%, compared to $47 million in 2007.

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

Provision for Income Taxes

Provision for income taxes of $96 million for 2008 decreased $142 million, or 59.7%, compared to $238 million for 2007, primarily due to lower pre-tax income. The provision for income taxes for 2008 and 2007 includes the effect of one-time discrete items. The effective tax rates for 2008 and 2007 were 34.4% and 35.7%, respectively. The decline in the effective tax rate is primarily due to the recognition of tax benefits related to uncertain tax positions.

Liquidity and Capital Resources

Historical

Our principal source of liquidity is cash flow generated from operations.  As previously discussed, during 2009, we filed for and emerged from Chapter 11 Bankruptcy. Upon emergence from Chapter 11 Bankruptcy, we entered into a Loan Agreement (the “Loan Agreement”) with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans, which were issued on the Effective Date in partial satisfaction of the amounts outstanding under our pre-petition senior secured credit facility. The administrative agent and such financial institutions were the administrative agent and the lenders under our pre-petition senior secured credit facility.

The senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the prime rate (ABR) plus an Applicable Margin, or (ii) adjusted LIBOR plus an Applicable Margin. The Applicable Margin is 7.0% for loans with interest rates determined by reference to ABR and 8.0% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have a floor interest rate of 4.0% in the case of ABR and 3.0% in the case of LIBOR.  As long as interest rates remain at or below 4.0% for ABR and 3.0% for LIBOR, our minimum effective interest rate will be 11.0%. The senior secured term loans must be repaid in full on December 31, 2015.  The Company has the right to prepay the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payment.  At the end of each fiscal quarter prior to the December 31, 2015 maturity date, the Company must also prepay outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement, during such fiscal quarter, less the principal amount of any voluntary prepayments made during such quarter.

The Loan Agreement requires the Company to meet minimum financial requirements, including that the Company maintain a consolidated leverage ratio as of the last day of each fiscal quarter, not to exceed 6.5 to 1.0 prior to December 31, 2010, and 7.5 to 1.0 after January 1, 2011, and that the Company maintain an interest coverage ratio, at the end of each fiscal quarter, of at least 1.4 to 1.0 prior to December 31, 2010, and 1.1 to 1.0 after January 1, 2011.  The Loan Agreement also includes covenants that restrict the Company’s and its restricted subsidiaries’ ability to incur additional debt, pay dividends and other distributions, create liens, merge, liquidate or consolidate, make investments and acquisitions, sell assets, enter into sale and leaseback transactions and swap transactions, and enter into agreements with affiliates, among others.

The Loan Agreement contains customary events of default, including without limitation, defaults on payments of the senior secured term loans and all other obligations under the Loan Agreement and related loan documents (the “Obligations”), defaults on payments of other material indebtedness, breaches of representations and warranties in any material respect, covenant defaults, events of bankruptcy and insolvency, rendering of material judgments, the occurrence of certain ERISA defaults, failure of any guarantee of the Obligations to be in full force, invalidity of the liens securing the Obligations, change in control of the Company, or material breach of material agreements that has a material adverse effect.

All of the Company’s present and future domestic subsidiaries (other than certain insignificant subsidiaries) are guarantors under the Loan Agreement.  In addition, the Obligations are secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets, including a mortgage on certain real property.

We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, interest debt service requirements and other cash needs in 2010.  The Company anticipates being able to comply with all debt covenants throughout 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth a summary of cash flows for the years ended December 31, 2009 and 2008:

	Predecessor Company
	2009	2008	Change
	(in millions)
Cash Flow Provided By (Used In):
Operating activities	$436	$363	$73
Investing activities	(55)	(50)	(5)
Financing activities	(679)	149	(828)
Increase (Decrease) In Cash and Cash Equivalents	$(298)	$462	$(760)

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $436 million in 2009 increased $73 million, compared to $363 million in 2008, primarily due to lower interest payments associated with our bankruptcy filings, the results of spending initiatives, reduced transition costs related to our spin-off, and a contract settlement with a former reseller of our advertising in 2008. These favorable items were partially offset by increased tax payments and declining revenues.

Our 2009 payments for other post-employment benefit costs were $24 million. Our 2010 cash outflow associated with these benefits are anticipated to be approximately $24 million and we expect to experience similar cash outflows in the future. See Note 11 to our consolidated financial statements included in this report for additional information.

Cash used in investing activities of $55 million in 2009 increased $5 million compared to 2008, primarily due to the receipt of proceeds from the sale of assets in 2008 and the acquisition of assets in 2009 partially offset by reduced capital expenditures.

In April 2009, we made a pre-petition obligation adequacy protection payment to the agent of secured lenders under the Company’s senior secured credit facilities of $250 million, of which $62 million represented interest payments and is reflected in operating activities. The remaining $188 million represented secured debt principal payments and is reflected in financing activities. At emergence, we made payments of $617 million, of which $491 million represented debt principal payments, $117 million represented interest payments and $9 million represented payments on our interest rate swap agreements.

Net cash used in financing activities of $679 million for 2009 increased $828 million compared to 2008. This increase is primarily due to the payment of $491 million of principal upon our emergence from bankruptcy, the portion of the pre-petition obligation adequacy protection payment which represented debt principal of $188 million and borrowings we initiated on October 24, 2008 of $247 million under our then existing revolving credit facility. These increases are partially offset by prior year transactions for debt principal payments of $48 million and dividend payments of $50 million.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth a summary of cash flows for the years ended December 31, 2008 and 2007:

	Predecessor Company
	2008	2007	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$363	$369	$(6)
Investing activities	(50)	(246)	196
Financing activities	149	(247)	396
Increase (Decrease) In Cash and Cash Equivalents	$462	$(124)	$586

Our primary source of funds in 2008 was cash generated from operations. Net cash provided by operating activities of $363 million in 2008 decreased $6 million, compared to $369 million in 2007, primarily due to lower cash collections and a contract settlement with a former reseller of our advertising. These unfavorable items were partially offset by reduced transition costs related to our spin-off, lower income tax payments, as well as lower interest payments.

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

Cash provided by financing activities increased $396 million in 2008 compared to 2007.  The increase was primarily due to the borrowings we initiated on October 24, 2008 of $247 million under our then existing $250 million revolving credit facility. We made this borrowing under our revolving credit facility to increase our cash position to preserve our financial flexibility in light of the uncertainty in the credit markets. In 2008, long-term debt payments were $48 million and dividends paid to stockholders were $50 million.  In 2007, long-term debt payments were $47 million and dividends paid to stockholders were $200 million.

Contractual Obligations

Our contractual obligations as of December 31, 2009, are summarized below:

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt obligations and associated interest payments (1)	$2,750	$—	$—	$—	$2,750
Operating lease obligations	88	22	33	14	19
Other post-employment benefit obligations	283	24	48	48	163
Total	$3,121	$46	$81	$62	$2,932

(1)          Our total outstanding debt obligations are $2,750 million. The senior secured term loans must be repaid in full on December 31, 2015.  The Company has the right to prepay the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payment.  After each fiscal quarter prior to the December 31, 2015 maturity date, the Company must also prepay outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement, during such fiscal quarter, less the principal amount of any voluntary prepayments made during such quarter.  Our interest obligations are variable based on ABR or LIBOR and are payable quarterly based on the outstanding debt balance during the period.  Due to the uncertainty of the amount of the principal payments from Available Cash and voluntary prepayments, interest payments cannot be reasonably estimated.  See Note 8 to our consolidated financial statements included in this report for a more detailed description of our debt obligations.

The anticipated obligations for unrecognized tax benefits which would require cash settlements were $33 million as of December 31, 2009. There is a high degree of uncertainty regarding the timing and amount of cash flows related to these unrecognized tax benefit liabilities, thus we cannot reasonably estimate the settlement amounts and periods.

Critical Accounting Policies

The following is a summary of the critical accounting policies.

Revenue Recognition

Revenue is earned primarily from the sale of advertising. The sale of advertising in print directories is the primary source of revenue. We recognize revenue from print directory advertising ratably over the life of each directory using the amortization method of accounting, with revenue recognition commencing in the month of publication.

Revenue derived from Internet advertising is earned primarily from two sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our websites, website development and website hosting for client advertisers. Revenue from fixed-fee advertisers is recognized ratably over the life of the advertising service. Performance-based advertising revenue is earned when consumers connect with client advertisers by a “click” on their Internet advertising or a phone call to their business. Revenue from performance-based advertising is recognized when there is evidence that qualifying transactions have occurred.

In connection with our adoption of fresh start accounting as discussed in Note 2 to our consolidated financial statements included in this report, the fair value of the deferred revenue was determined to be zero.  We do not have remaining performance obligations related to our clients who have previously contracted for advertising, thus, no value was assigned to deferred revenue.  As a result, revenue of approximately $846 million will not be recognized in 2010 which would have been otherwise recorded by the Predecessor.

Expense Recognition

Costs directly attributable to producing directories are amortized over the average life of a directory under the deferral and amortization method. Direct costs include paper, printing, initial distribution and sales commissions. Paper costs are stated at fair value. All other costs are recognized as incurred.

In connection with the Company’s adoption of fresh start accounting, as discussed in Note 2 to our consolidated financial statements included in this report, the fair value of deferred directory costs was determined to be zero.  The deferred directory costs as of December 31, 2009 do not have future value since the Company has already incurred the costs to produce the clients’ advertising and does not expect to incur additional costs associated with those published directories.  As a result, deferred directory costs of approximately $215 million will not be recognized in 2010 which would have been otherwise recorded by the Predecessor.

Accounts Receivable and Unbilled Accounts Receivable

The accounts receivable of $291 million at December 31, 2009 are reported at fair value as prescribed by fresh start accounting.

In connection with the Company’s adoption of fresh start accounting, as discussed in Note 2 to our consolidated financial statements included in this report, the fair value of unbilled accounts receivable was determined.  Unbilled accounts receivable represents amounts that are not billable at the balance sheet date, but are billed over the remaining life of the clients’ advertising contracts. The unbilled accounts receivable balance at December 31, 2009 is $655 million.

The Company will reestablish an allowance for doubtful accounts as revenue is recognized in 2010, which will be calculated using a percentage of sales method, based upon collection history and an estimate of uncollectible accounts. Judgment will be exercised in adjusting the provision as a consequence of known items, such as current economic factors and credit trends.

Goodwill

Goodwill of $1,707 million was recorded in connection with the Company’s adoption of fresh start accounting as discussed in Note 2 to our consolidated financial statements included in this report, and represents the excess of the reorganization value of SuperMedia over the fair value of specific tangible and intangible assets.

In accordance with applicable U.S. GAAP, impairment testing for goodwill is performed at least annually unless indicators of impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the entity level (the reporting unit). Step one compares the fair value of the reporting unit (calculated using the enterprise value-market capitalization approach) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

Intangible Assets

Intangible assets are to be recorded separately from goodwill if they meet certain criteria.  In connection with the Company’s adoption of fresh start accounting as discussed in Note 2 to our consolidated financial statements included in this report, intangible assets include client relationships, patented technologies (patents), internal use software and marketing-related intangible assets (trademarks, domain names and trade names). The fair value determination resulted in a $555 million net increase for intangible assets on the Company’s consolidated balance sheet at December 31, 2009.  The estimated useful lives of the intangible assets are presented in the table below:

Estimated Useful Lives (in years)
Client relationships	5
Patented technologies	3
Internal use software	3-7
Marketing-related	Indefinite

Client relationships, patented technologies and internal use software are amortized using the straight-line method over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The recoverability analysis includes estimates of future cash flows directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the definite-lived intangible asset.  An impairment loss is measured as the amount by which the carrying amount of the definite-lived intangible asset exceeds its fair value.

Internal use software is capitalized if it has a useful life in excess of one year.  Subsequent additions, modifications or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Internal use software is amortized over a three to seven year period. Software maintenance and training costs are expensed as they are incurred.

The Company evaluates the recoverability of indefinite-lived intangible assets annually or whenever events or changes in circumstances indicate that the intangible assets’ carrying amounts may not be recoverable. In the recoverability analysis, the carrying amount of the asset is measured against the estimated discounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.

Income Taxes

Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. For additional information related to income taxes, see Note 14 to our consolidated financial statements included in this report.

The likelihood that deferred tax assets can be recovered must be assessed. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. Judgment regarding future taxable income may change due to future market conditions, changes in laws and other factors. These changes, if any, may require material adjustments to deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

Pension and Other Post-Employment Benefits

We provide pension and other post-employment benefits to most of our employees. Long-term assumptions are developed to determine our employee benefit obligation, the most significant of which are the discount rate, the expected rate of return on plan assets, and the health care cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information. See Note 11 to our consolidated financial statements included in this report for additional information related to pension and other post-employment benefits.

The discount rate estimate for the current year is based on a rate selected from a range of proprietary yield curves developed by independent third parties. These yield curves are based on high quality corporate bonds.

The expected rate of return for the pension plan assets represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on plan assets is developed from the expected future return on each asset class, weighted by the expected allocation of pension assets to that asset class. Historical performance is considered for the types of assets in which the plan invests, independent market forecasts, and economic and capital market considerations.

The healthcare cost trend rate for 2009 was 7%, declining to 5% by 2013 for both pre- and post-age 65 employees and retirees.

A sensitivity analysis of the impact on the expense (income) recorded for 2009 of a one percent change in our assumptions is shown in the table below:

	Pension		Health Care and Life
	+1.0%	-1.0%	+1.0%	-1.0%
	(in millions)
Discount rate	$1	$(1)	$(1)	$1
Expected return on assets	(6)	6	—	—
Health care trend rate	—	—	1	(1)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operation, financial condition or liquidity.

Recent Accounting Pronouncements

Enhanced Disclosures for Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirement of assets held in an employer’s defined benefit pension or other postretirement plan.  We have disclosed for each major category of plan assets, its valuation within the fair value hierarchy.  See Note 11 to our consolidated financial statements included in this report for additional information on pension and other post-employment benefit costs.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB amended the disclosure requirements for the fair value of financial instruments.  The guidance requires publicly traded companies to disclose the fair value of financial instruments in interim reporting periods and in the annual financial statements. The guidance enhances consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly basis for any financial instruments. We adopted the new disclosure requirements effective for the quarter ended June 30, 2009.

Subsequent Events

In June 2009, the FASB issued accounting guidance that requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events, a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. The accounting guidance applies prospectively for interim or annual financial periods ending after June 15, 2009. We adopted the new accounting rules associated with subsequent events effective for the quarter ended June 30, 2009 consolidated financial statements and disclosures.

We evaluate events and transactions that occur after the balance sheet date as potential subsequent events. This evaluation was performed through February 26, 2010, the date on which our accompanying consolidated financial statements were issued.

Other recent accounting pronouncements that were issued as of December 31, 2009, which we have not yet adopted, were reviewed.  We believe that these pronouncements will not have a material impact on our financial position or operating results.

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

On May 15, 2009, the Company submitted a joint plan of reorganization and disclosure statement for consideration by the Bankruptcy Court and the affected creditors; on September 8, 2009, the Company filed its First Amended Joint Plan of Reorganization (the “Amended Plan”) with the Bankruptcy Court, which was later modified on November 19, 2009; on December 22, 2009, the Bankruptcy Court entered an order approving and confirming the Amended Plan; and, finally, on December 31, 2009 (the “Effective Date”), the Company emerged from bankruptcy and changed its name to SuperMedia.  As a result of SuperMedia’s emergence from Chapter 11 of the Bankruptcy Code, SuperMedia Inc. is the successor registrant to Idearc Inc. pursuant to Rule 12g-3 under the Securities Exchange Act of 1934.

Upon emergence from Chapter 11 Bankruptcy, we entered into a Loan Agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans, which were issued on the Effective Date in partial satisfaction of the amounts outstanding under the Company’s pre-petition senior secured credit facility. The administrative agent and such financial institutions were the administrative agent and the lenders under the Company’s pre-petition senior secured credit facility.

The senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the prime rate (ABR) plus an Applicable Margin, or (ii) adjusted LIBOR plus an Applicable Margin. The Applicable Margin is 7.0% for loans with interest rates determined by reference to ABR and 8.0% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have a floor interest rate of 4.0% in the case of ABR and 3.0% in the case of LIBOR. As long as interest rates remain at or below 4.0% for ABR and 3.0% for LIBOR, our minimum effective interest rate will be 11.0%.

We performed an interest rate sensitivity analysis on our variable rate debt under our new capital structure. With the LIBOR floor of 3.0% on our variable rate debt and a current LIBOR rate of 0.25%, an increase in LIBOR rates of up to 2.75% would not affect our 2010 pretax earnings.  An increase of 0.5% above the 3.0% LIBOR floor to 3.5% would increase estimated interest expense by approximately $14 million.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SuperMedia Inc.

We have audited the accompanying consolidated balance sheets of SuperMedia Inc. and subsidiaries (the Company) as of December 31, 2009 (Successor) and 2008 (Predecessor), and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperMedia Inc. and subsidiaries at December 31, 2009 (Successor) and 2008 (Predecessor), and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, on December 22, 2009, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on December 31, 2009. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Notes 1 and 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009 (Successor), based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 26, 2010

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Operations

	Predecessor Company
	Years Ended December 31,
	2009	2008	2007
	(in millions, except
	per share amounts)

Operating Revenue	$2,512	$2,973	$3,189
Operating Expense
Selling	677	700	726
Cost of sales (exclusive of depreciation and amortization)	581	608	628
General and administrative	445	436	404
Impairments	—	225	—
Depreciation and amortization	68	78	88
Total Operating Expense	1,771	2,047	1,846
Operating Income	741	926	1,343
Interest expense, net	145	647	676
Income Before Reorganization Items and Provision for Income Taxes	596	279	667
Reorganization items	8,035	—	—
Income Before Provision for Income Taxes	8,631	279	667
Provision for income taxes	374	96	238
Net Income	$8,257	$183	$429
Basic and diluted earnings per common share	$56.32	$1.25	$2.94
Basic and diluted weighted-average common shares outstanding	147	146	146

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Balance Sheets

	Successor Company	Predecessor Company
	At December 31,
	2009	2008
	(in millions, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$212	$510
Accounts receivable, net of allowances of $0 and $108	291	366
Unbilled accounts receivable	655	—
Accrued taxes receivable	132	—
Deferred directory costs	24	282
Debt issuance costs	—	75
Deferred tax assets	—	49
Prepaid expenses and other	17	18
Total current assets	1,331	1,300
Property, plant and equipment	107	475
Less: accumulated depreciation	—	373
	107	102
Goodwill	1,707	73
Intangible assets, net	614	66
Pension assets	65	147
Non-current deferred tax assets	—	126
Other non-current assets	10	1
Total assets	$3,834	$1,815

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$—	$9,267
Derivative liabilities	—	248
Accounts payable and accrued liabilities	232	242
Deferred revenue	—	155
Deferred tax liabilities	218	—
Other	19	21
Total current liabilities	469	9,933
Long-term debt	2,750	—
Employee benefit obligations	325	287
Non-current deferred tax liabilities	55	—
Unrecognized tax benefits	33	85
Other liabilities	2	1
Stockholders’ equity (deficit):
Predecessor Company Common stock ($.01 par value; 225 million shares authorized, 148,262,447 shares issued and outstanding in 2008)	—	1
Successor Company Common stock ($.01 par value; 60 million shares authorized, 14,996,952 shares issued and outstanding in 2009)	—	—
Additional paid-in capital (deficit)	200	(8,764)
Retained earnings	—	494
Accumulated other comprehensive loss	—	(222)
Total stockholders’ equity (deficit)	200	(8,491)
Total liabilities and stockholders’ equity (deficit)	$3,834	$1,815

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock	Additional Paid-in Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(in millions)
Balance at December 31, 2006 (Predecessor Company)	$1	$(8,786)	$99	$(68)	$(8,754)
Net income	—	—	429	—	429
Dividends ($1.37 per share)	—	—	(200)	—	(200)
Issuance of equity based awards	—	10	—	—	10
Adoption of accounting for uncertainty with income taxes	—	—	33	—	33
Adjustments for pension and post-employment benefits	—	—	—	25	25
Unrealized loss on cash flow hedges	—	—	—	(143)	(143)
Balance at December 31, 2007 (Predecessor Company)	1	(8,776)	361	(186)	(8,600)
Net income	—	—	183	—	183
Dividends ($0.3425 per share)	—	—	(50)	—	(50)
Issuance of equity based awards	—	12	—	—	12
Adjustments for pension and post-employment benefits	—	—	—	(13)	(13)
Unrealized loss on cash flow hedges	—	—	—	(23)	(23)
Balance at December 31, 2008 (Predecessor Company)	1	(8,764)	494	(222)	(8,491)
Net income	—	—	8,257	—	8,257
Issuance of equity based awards	—	12	—	—	12
Adjustments for pension and post-employment benefits	—	—	—	(67)	(67)
Unrealized gain on cash flow hedges	—	—	—	114	114
Cancellation of Predecessor common stock	(1)	8,752	—	—	8,751
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	(8,751)	175	(8,576)
Issuance of new equity in connection with emergence from Chapter 11	—	200	—	—	200
Balance at December 31, 2009 (Successor Company)	$—	$200	$—	$—	$200

(1)

During 2009 the Company entered and emerged from Chapter 11 Bankruptcy. For the year ended December 31, 2009, we recorded total reorganization items of $8,035 million in the consolidated statements of operations. See Notes 2 and 10 to the consolidated financial statements for additional information.

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Predecessor Company
	Years Ended December 31,
	2009	2008	2007
	(in millions)
Cash Flows from Operating Activities
Net income	$8,257	$183	$429
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash reorganization items	(8,072)	—	—
Depreciation and amortization expense	68	78	88
Employee retirement benefits	23	—	(5)
Deferred income taxes	323	(73)	(21)
Provision for uncollectible accounts	228	206	159
Impairments	—	225	—
Stock-based compensation expense	12	6	27
Changes in current assets and liabilities
Accounts receivable	(152)	(150)	(253)
Deferred directory costs	43	30	(18)
Other current assets	(132)	(8)	(2)
Accounts payable and accrued liabilities	(82)	(99)	(8)
Other, net	(80)	(35)	(27)
Net cash provided by operating activities	436	363	369
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(52)	(56)	(46)
Acquisitions	(3)	—	(230)
Proceeds from sale of assets	—	6	26
Other, net	—	—	4
Net cash used in investing activities	(55)	(50)	(246)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	247	—
Repayment of long-term debt	(679)	(48)	(47)
Dividends paid to Idearc stockholders	—	(50)	(200)
Net cash provided by (used in) financing activities	(679)	149	(247)
Increase/(decrease) in cash and cash equivalents	(298)	462	(124)
Cash and cash equivalents, beginning of year	510	48	172
Cash and cash equivalents, end of year	$212	$510	$48

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1  Description of Business and Summary of Significant Accounting Policies

General

SuperMedia Inc. and its subsidiaries (collectively, “SuperMedia,” “We,” “Our,” “Us,” “Successor,” or the “Company”) is one of the largest yellow pages directories publishers in the United States as measured by revenues.  We believe that we are a strong online local search provider. On December 31, 2009, the Company emerged from bankruptcy and changed its name to SuperMedia.  SuperMedia is the successor company to Idearc Inc. (collectively, “Idearc,” or “Predecessor”) which filed for Chapter 11 protection under the United States Bankruptcy Code (the “Bankruptcy Code”) in March 2009.  The terms “SuperMedia”, “We,” “Our,” “Us,” and “the Company,” when used in this report with respect to the period prior to SuperMedia’s emergence from bankruptcy, are references to Idearc and when used with respect to the period commencing after SuperMedia’s emergence, are references to SuperMedia. These references include the subsidiaries of SuperMedia Inc. or Idearc Inc.

SuperMedia sells advertising solutions to our clients and places their advertising into our portfolio of advertising mediums.  Our advertising mediums include SuperYellowPages, our print directories, Superpages.com, our online local search resource, SuperpagesDirect, our direct mailers, and Superpages Mobile, our information directory for wireless subscribers. In 2009, the Company introduced to our clients and consumers an innovative marketing program called SuperGuarantee. The SuperGuarantee program is a consumer focused program designed to make it easier and faster for consumers to find businesses they trust so that when a consumer chooses a client of SuperMedia they can count on them to do the job right or we will step in and help to make it right.

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

At December 31, 2009, we had approximately 5,500 employees.  Of our total employees, approximately 1,400 employees, or approximately 25%, were represented by unions.

Spin-Off from Verizon

Idearc began operations as an independent, public company on November 17, 2006 after being spun-off by Verizon. The companies structured under Verizon Information Services Inc. that were comprised of domestic print and Internet yellow pages directory operations became Idearc. In connection with the spin-off, Verizon transferred all of its ownership interest in Idearc Information Services LLC (formerly Verizon Information Services Inc.). Following the transaction, the Company’s assets, liabilities, businesses and employees consisted of those that were primarily related to Verizon’s domestic print and Internet yellow pages directory operations. The transaction was completed through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon’s stockholders.

Chapter 11 Bankruptcy

On March 31, 2009 (the “Petition Date”), Idearc and its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).

Subject to certain exceptions under the Bankruptcy Code, the Company’s Chapter 11 bankruptcy filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against the property of the Company, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim were enjoined unless and until the Bankruptcy Court lifted the automatic stay.

On May 15, 2009, the Company submitted a joint plan of reorganization and disclosure statement for consideration by the Bankruptcy Court and the affected creditors; on September 8, 2009, the Company filed its First Amended Joint Plan of Reorganization (the “Amended Plan”) with the Bankruptcy Court, which was later modified on November 19, 2009; on December 22, 2009, the Bankruptcy Court entered an order approving and confirming the Amended Plan; and, finally, on December 31, 2009 (the “Effective Date”), the Company emerged from bankruptcy and changed its name to SuperMedia.  As a result of SuperMedia’s emergence from Chapter 11 of the Bankruptcy Code, SuperMedia Inc. is the successor registrant to Idearc Inc. pursuant to Rule 12g-3 under the Securities Exchange Act of 1934.

Plan of Reorganization

The Amended Plan and disclosure statement described the anticipated organization, operations and financing of the reorganized entity. Among other things, the Amended Plan resolved the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity, and provided for the corporate governance subsequent to emergence from bankruptcy.  Specifically, the disclosure statement contained certain information about the Company’s pre-petition operating and financial history, the events which led up to the commencement of bankruptcy and significant events that occurred while operating under Chapter 11 of the Bankruptcy Code.  The disclosure statement also described the terms and provisions of the Amended Plan, including certain effects of confirmation of the Amended Plan, certain risk factors associated with securities to be issued under the Amended Plan, certain alternatives to the Amended Plan, the manner in which distribution would be made under the Amended Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Amended Plan were required to follow for their votes to be counted.

Summary of Significant Accounting Policies

Basis of Presentation

The Company adopted the guidance on financial reporting by entities that have filed petitions with the Bankruptcy Court from March 31, 2009, the Petition Date, until emergence from Chapter 11 Bankruptcy on December 31, 2009, the Effective Date.  This guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional expenses), realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process are classified as reorganization items in the consolidated statements of operations.  The consolidated balance sheet at December 31, 2009 reflects the impact of the Amended Plan and the effects of the adoption of fresh start accounting.  The historical financial statements of Idearc (“Predecessor”) are presented separately from SuperMedia (“Successor”) results in this filing and future filings. See Note 2 for a description of the effects of fresh start accounting on the Company’s consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the financial statements of SuperMedia, Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

The Company is managed as a single business segment. The Company sells advertising solutions to our clients and places their advertising into our portfolio of advertising mediums.  Our advertising mediums include SuperYellowPages, our print directories, Superpages.com, our online local search resource, SuperpagesDirect, our direct mailers, and Superpages Mobile, our information directory for wireless subscribers.

Use of Estimates

The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Examples of significant estimates include the allowance for doubtful accounts, the recoverability and fair value determination of property, plant and equipment, allocation of purchase price on assets acquired, goodwill, intangible assets and other long-lived assets, and pension and post-employment benefit assumptions.

Revenue Recognition

Revenue is earned primarily from the sale of advertising. The sale of advertising in print directories is the primary source of revenue. We recognize revenue from print directory advertising ratably over the life of each directory using the amortization method of accounting, with revenue recognition commencing in the month of publication.

Revenue derived from Internet advertising is earned primarily from two sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our websites, website development and website hosting for client advertisers. Revenue from fixed-fee advertisers is recognized ratably over the life of the advertising service. Performance-based advertising revenue is earned when consumers connect with client advertisers by a “click” on the Internet advertising or a phone call to their business. Revenue from performance-based advertising is recognized when there is evidence that qualifying transactions have occurred.

In connection with our adoption of fresh start accounting as discussed in Note 2, the fair value of the deferred revenue was determined.  The Company does not have remaining performance obligations related to our clients who have previously contracted for advertising, thus, no value was assigned to deferred revenue.  As a result, revenue of approximately $846 million will not be recognized in 2010 which would have been otherwise recorded by the Predecessor.

Expense Recognition

Costs directly attributable to producing directories are amortized over the average life of a directory under the deferral and amortization method of accounting. Direct costs include paper, printing, initial distribution and sales commissions. Paper costs are stated at fair value. All other costs are recognized as incurred.

In connection with the Company’s adoption of fresh start accounting as discussed in Note 2, the fair value of deferred directory costs was determined.  The deferred directory costs as of December 31, 2009 do not have future value since the Company has already incurred the costs to produce the clients’ advertising and does not expect to incur additional costs associated with those published directories.  As a result, deferred directory costs of approximately $215 million will not be recognized in 2010 which would have been otherwise recorded by the Predecessor.

Barter Transactions

Occasionally, the Company may enter into certain transactions where a third party provides directory placement arrangements, sponsorships or other media advertising in exchange for comparable advertising with the Company. Due to the subjective nature of barter transactions, revenue and expense from these transactions are not recognized. If recognized, revenue associated with barter transactions would be less than 1% of total revenue.

Cash and Cash Equivalents

Highly liquid investments with a maturity of 90 days or less when purchased are considered to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds. Cash equivalents are stated at cost, which approximates market value. As of December 31, 2009, the Company’s cash and cash equivalents are valued at $212 million.

Accounts Receivable and Unbilled Accounts Receivable

The accounts receivable of $291 million at December 31, 2009 are reported at fair value as prescribed by fresh start accounting.

In connection with the Company’s adoption of fresh start accounting as discussed in Note 2, the fair value of unbilled accounts receivable was determined.  Unbilled accounts receivable represents amounts that are not billable at the balance sheet date, but are billed over the remaining life of the clients’ advertising contracts.  The unbilled accounts receivable balance at December 31, 2009 is $655 million.

The Company will reestablish an allowance for doubtful accounts as revenue is recognized in 2010, which will be calculated using a percentage of sales method, based upon collection history and an estimate of uncollectible accounts. Judgment will be exercised in adjusting the provision as a consequence of known items, such as current economic factors and credit trends.

Concentrations of Credit Risk

Financial instruments subject to concentrations of credit risk consist primarily of temporary cash investments, short-term investments, trade receivables, short-term and long-term debt. Company policy requires the deposit of temporary cash investments with major financial institutions.

Approximately 85% of the 2009 revenue is derived from the sale of advertising to local small- and medium-sized businesses that advertise in limited geographical areas. These advertisers are usually billed in monthly installments after the advertising has been published and, in turn, make monthly payments, requiring the Company to extend credit terms to these customers. This practice is widely accepted within the industry. While most new advertisers and those wanting to expand their current advertising programs are subject to a credit review, the default rates of small- and medium-sized companies are generally higher than those of larger companies. The Company believes that this practice will not have a material adverse impact on future results, however, no assurances can be guaranteed.

The remaining 15% of the 2009 revenue is derived from the sale of advertising to larger businesses that advertise regionally or nationally. Contracted certified marketing representatives (“CMRs”) purchase advertising on behalf of these advertisers. Payment for advertising is due when the advertising is published and is received directly from the CMRs, net of the CMRs’ commission. The CMRs are responsible for billing and collecting from the advertisers. While the Company still has exposure to credit risks, historically, the losses from this client set have been less than that of local advertisers.

Property, Plant, Equipment and Depreciation

In connection with the Company’s adoption of fresh start accounting as discussed in Note 2, property, plant and equipment at December 31, 2009 was recorded at fair value. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which are presented in the following table:

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

Goodwill and Intangible Assets

Goodwill

Goodwill of $1,707 million was recorded in connection with the Company’s adoption of fresh start accounting as discussed in Note 2, and represents the excess of the reorganization value of SuperMedia over the fair value of specific tangible and intangible assets.

In accordance with applicable U.S. GAAP, impairment testing for goodwill is performed at least annually unless indicators of impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the entity level (the reporting unit). Step one compares the fair value of the reporting unit (calculated using the enterprise value-market capitalization approach) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

Intangible Assets

Intangible assets are to be recorded separately from goodwill if they meet certain criteria.  In connection with the Company’s adoption of fresh start accounting as discussed in Note 2, intangible assets include client relationships, patented technologies (patents), internal use software and marketing-related intangible assets (trademarks, domain names and trade names). The fair value determination resulted in a $555 million net increase for intangible assets on the Company’s consolidated balance sheet at December 31, 2009.  The estimated useful lives of the intangible assets are presented in the table below:

Estimated Useful Lives (in years)
Client relationships	5
Patented technologies	3
Internal use software	3-7
Marketing-related	Indefinite

Client relationships, patented technologies and internal use software are amortized using the straight-line method over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The recoverability analysis includes estimates of future cash flows directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the definite-lived intangible asset.  An impairment loss is measured as the amount by which the carrying amount of the definite-lived intangible asset exceeds its fair value.

Internal use software is capitalized if it has a useful life in excess of one year.  Subsequent additions, modifications or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Internal use software is amortized over a three to seven year period. Software maintenance and training costs are expensed as they are incurred.

The Company evaluates the recoverability of indefinite-lived intangible assets annually or whenever events or changes in circumstances indicate that the intangible assets’ carrying amounts may not be recoverable. In the recoverability analysis, the carrying amount of the asset is measured against the estimated discounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.

Stock-Based Compensation

On the Effective Date, all Predecessor stock-based compensation plans were cancelled.

Prior to the Effective Date, the Company granted awards under a stock-based compensation plan. The plan permitted the granting of cash and equity-based incentive compensation awards, including restricted stock, restricted stock units, performance shares, performance units, stock options, and other awards, such as stock appreciation rights and cash incentive awards, to employees and non-management directors. For additional information related to stock-based compensation, see Note 13.

Stock-based compensation expense related to incentive compensation awards was recognized on a straight-line basis over the minimum service period required for vesting of the award. For awards to employees who were retirement eligible or nearing retirement eligibility, compensation costs were recognized on a straight-line basis over the service period required to be performed by the employee in order to earn the award.

Income Taxes

Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. For additional information related to income taxes, see Note 14.

The likelihood that deferred tax assets can be recovered must be assessed. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. Judgment regarding future taxable income may change due to future market conditions, changes in laws and other factors. These changes, if any, may require material adjustments to deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

Pension and Other Post-Employment Benefits

The Company provides pension and other post-employment benefits to most of its employees. Long-term assumptions are developed to determine the Company’s employee benefit obligation, the most significant of which are the discount rate, the expected rate of return on plan assets, and the health care cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.  For additional information related to pension and other post-employment benefits, see Note 11.

Advertising Costs

Advertising costs, which are included in selling expenses in the consolidated statements of operations, are expensed as incurred. Advertising costs for the years ended December 31, 2009, 2008 and 2007 were $55 million, $23 million and $38 million, respectively. The $32 million increase in advertising in 2009 over 2008 was primarily driven by our national advertising campaign to promote our new SuperGuarantee program.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to provide the effect of all potentially dilutive common shares that were outstanding during the reporting period. The effect of potentially dilutive common shares for 2009, 2008 and 2007 was not material.

The following table sets forth the calculation of basic and diluted earnings per share for 2009, 2008 and 2007 for the Predecessor:

	Predecessor Company
	Years Ended December 31,
	2009	2008	2007
	(in millions, except per share amounts)
Income available to common stockholders	$8,257	$183	$429
Weighted-average common shares outstanding	147	146	146
Basic and diluted earnings per share	$56.32	$1.25	$2.94

Fair Values of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets;

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonable available assumptions made by other market participants.  These valuations require significant judgment.

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

In connection with the adoption of fresh start accounting as discussed in Note 2, the assets and liabilities on the 2009 year end consolidated balance sheet are reflected at fair value.  The Company financial assets or liabilities required to be measured at fair value on a recurring basis includes cash equivalents held in money market funds and pension assets held in trust.  At December 31, 2009, the Company’s cash and cash equivalents were valued at $212 million, using Level 1 inputs where as the fair value is based on quoted prices in active markets for identical assets or liabilities.  See Note 12 for information on the fair value of pension assets.

The fair values of trade receivables and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on debt with similar maturities and credit quality discounted at current quoted market rates. In connection with the Company’s emergence from Chapter 11 Bankruptcy and its adoption of fresh start accounting as discussed in Note 2, the pre-emergence debt obligations and derivative liabilities were cancelled and the assets and liabilities on the 2009 year end consolidated balance sheet are reflected at fair value.  For additional information associated with debt obligations, see Note 8.

The following table sets forth the carrying amount and fair value of the senior secured term loans, pre-emergence debt obligations and derivative liabilities at December 31, 2009 and 2008:

	Successor Company		Predecessor Company
	At December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Senior secured term loans	$2,750	$2,750	$—	$—
Pre-emergence debt obligations	—	—	9,267	2,391
Derivative liabilities	—	—	248	248

Recent Accounting Pronouncements

Enhanced Disclosures for Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirement of assets held in an employer’s defined benefit pension or other postretirement plan.  The Company has disclosed for each major category of plan assets, its valuation within the fair value hierarchy.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB amended the disclosure requirements for the fair value of financial instruments.  The guidance requires publicly traded companies to disclose the fair value of financial instruments in interim reporting periods and in the annual financial statements. The guidance enhances consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly basis for any financial instruments. The Company adopted the new disclosure requirements effective for the quarter ended June 30, 2009.

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

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. This evaluation was performed through February 26, 2010, the date on which the Company’s accompanying consolidated financial statements were issued.

Other recent accounting pronouncements that were issued as of December 31, 2009, which the Company has not yet adopted, were reviewed.  The Company believes that these pronouncements will not have a material impact on the Company’s financial position or operating results.

Note 2  Emergence from Chapter 11

Background

On May 15, 2009, Idearc submitted a joint plan of reorganization and disclosure statement for consideration by the Bankruptcy Court and the affected creditors; on September 8, 2009, the Company filed its First Amended Joint Plan of Reorganization with the Bankruptcy Court, which was later modified on November 19, 2009; on December 22, 2009, the Bankruptcy Court entered an order approving and confirming the Amended Plan; and, finally, on December 31, 2009, the Company emerged from bankruptcy and changed its name to SuperMedia.  As a result of SuperMedia’s emergence from Chapter 11 of the Bankruptcy Code, SuperMedia Inc. the successor registrant to Idearc Inc. pursuant to Rule 12g-3 under the Securities Exchange Act of 1934.

The Amended Plan and disclosure statement described the anticipated organization, operations and financing of the reorganized entity. Among other things, the Amended Plan resolved the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity, and provided for the corporate governance subsequent to emergence from bankruptcy.  Specifically, the disclosure statement contained certain information about the Company’s pre-petition operating and financial history, the events which led up to the commencement of bankruptcy and significant events that occurred while operating under Chapter 11 of the Bankruptcy Code.  The disclosure statement also described the terms and provisions of the Amended Plan, including certain effects of confirmation of the Amended Plan, certain risk factors associated with securities to be issued under the Amended Plan, certain alternatives to the Amended Plan, the manner in which distribution would be made under the Amended Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Amended Plan were required to follow for their votes to be counted.

Claims Resolution

The Amended Plan allows secured credit facilities claims to become parties to and be bound by a new term loan agreement in exchange for the cancellation of outstanding debt obligations. The new senior secured term loans are in an aggregate principal amount of $2,750 million and mature on the sixth anniversary of the Effective Date, or December 31, 2015.  In addition, 12,750,000 shares of new common stock were distributed to the holders of allowed secured credit facility claims. Also, 2,246,952 shares of new common stock were distributed to holders of allowed unsecured note claims, allowed unsecured credit facilities claims and allowed general unsecured claims. The total value of the new common stock was estimated to be $200 million.  Also, holders of allowed secured credit facility claims were provided with a cash settlement of $497 million and the holders of allowed unsecured note claims were provided a cash settlement of $120 million.  Finally, no compensation distributions were made for any claim for damages arising from the purchase or sale of any previously outstanding equity securities, or any claim for reimbursement, contribution, or indemnification on account of any such claim.

Fresh Start Accounting

As required by U.S. GAAP, the Company adopted fresh start accounting effective December 31, 2009. The consolidated financial statements for the periods ended prior to December 31, 2009 do not include the effect of any changes in the Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. The results of operations of the Predecessor for the year-ended December 31, 2009 include one-time reorganization items with a pre-emergence gain of $6,035 million resulting from the discharge of liabilities under the Amended Plan as well as a gain of $2,469 million associated with fresh start accounting adjustments.

As confirmed by the Bankruptcy Court, the value attributed to SuperMedia was determined to be $2,950 million, of which debt was valued at $2,750 million and equity valued at $200 million.  The Bankruptcy Court allowed the Company to retain $150 million of cash, adjusted for emergence related cash activities to be paid in 2010.  SuperMedia’s valuation is based upon three principal methodologies: (i) a calculation of the present value of the unlevered free cash flows reflected in SuperMedia’s projections, including calculating the terminal value of the business based upon a range of perpetuity growth rates and weighted average cost of capital; (ii) a comparison of financial data of SuperMedia with similar data for other publicly held companies in businesses similar to SuperMedia; and (iii) an analysis of comparable valuations indicated by precedent mergers and acquisitions of such companies.  Given the uncertainty related to the timing of an industry turnaround, the current economic conditions and other aspects relative to the forecast, management prepared two forecast cases: i) one case assumes the current negative trend line with delayed stabilization in later years (the “Current Case”); and ii) the other is a more optimistic case which assumes a more robust recovery and more aggressive timing in implementation and realization of benefits from cost cutting initiatives (the “Opportunity Case”). The valuation was weighted two-thirds from the Current Case and one-third from the Opportunity Case based on the Company’s assessment of the relative likelihood of achieving the two cases.

The basis for the discounted cash flows (“DCF”) were the Current Case and Opportunity Case projections presented in the disclosure statement. Key Current Case assumptions include a gradually improving U.S. economy and new operating initiatives that mitigate the revenue decline. Key Opportunity Case assumptions include a more rapidly improving U.S. economy beginning in 2010, operating initiatives that more significantly impact revenue beginning in 2010, continued, but moderating decline in revenue and an accelerated timing of cost cutting initiatives in the forecast.  The Company completed the DCF analysis using discount rates ranging from 10.5% to 11.5% based on a capital asset pricing model, which utilized weighted-average cost of capital relative to certain directory reference group companies. We utilized the perpetuity growth method to derive the terminal value of SuperMedia.  For the purposes of the analysis, the Company assumed a terminal growth rate of (1.0%) and 0.0% in the Current Case and Opportunity Case, respectively. The sum of the present values of the unlevered free cash flows was added to the present value of the terminal value to arrive at the value attributed to SuperMedia.

The Company also utilized a comparable companies methodology which involved identifying a group of publicly traded companies whose businesses are similar to those of SuperMedia and then calculating ratios of value to earnings before income taxes, depreciation and amortization (“EBITDA”) of these companies based upon the public market value of such companies’ securities. Criteria for selecting comparable companies include, among other relevant characteristics, similar lines of business, business risks, growth prospects, business maturity, market presence, and size and scale of operations. The ranges of ratios derived were then applied to SuperMedia’s projected 2010 financial results to derive a range of implied values. The selected range of ratios was 5.0 to 6.0 times EBITDA.

Additionally, the Company utilized a precedent transaction analysis, which estimates value by examining public merger and acquisition transactions. The valuations paid in such acquisitions or implied in such mergers were analyzed as ratios of various financial results. These transaction multiples are calculated based on the purchase price (including any debt assumed) paid to acquire companies that are comparable to SuperMedia. SuperMedia also observed historical expected synergies and enterprise premiums paid in selected transactions.

In determining the final value attributed to SuperMedia, the Company blended the DCF analysis, comparable company analysis, and precedent transaction analysis, with more emphasis on the DCF and comparable company analysis.

The value attributed to the Company of $2,950 million plus liabilities, excluding debt obligations, was allocated to the various tangible and intangible assets.  The significant assumptions related to the valuations of assets in connection with fresh start accounting included the following:

Accounts Receivable and Unbilled Accounts Receivable

The accounts receivable and unbilled accounts receivable were valued at fair value using the net realizable value approach.  The net realizable value approach is determined by reducing the gross receivable balance for expected bad debt and sales allowance adjustments.  The future cash flow value approach was also used in the valuation for comparability purposes.  The future cash flow value analysis did not result in a significant difference with the net realizable value method.  Due to the relatively short collection period, the net realizable value approach was determined to result in a reasonable indication of fair value of the assets.

Fixed Assets

Fixed assets were valued at fair value. In establishing fair value, three approaches were utilized to ensure that all market conditions were considered: (i) the sales comparison approach, where assets comparable to the asset being appraised, are adjusted to equate the comparables to the subject asset; (ii) the cost approach, where the current replacement cost of the property being appraised is adjusted for the loss in value caused by physical deterioration, functional obsolescence, and economic obsolescence; and (iii) the income approach, where the present value of the future economic benefits of owning the property is determined.

Intangible Assets

The financial information used to determine the fair value of intangible assets was consistent with the information used in estimating the value attributed to SuperMedia. The following is a summary of the methodology used in the valuation of each category of intangible asset:

Client Relationships — The Company has developed significant client relationships over the years.  These relationships provide ongoing and repeat business for the Company and represent a valuable asset. Given the direct contribution made by the client relationships to the financial performance of the business, the income approach known as the Multi-Period Excess Earnings (“MPEE”) methodology was determined to be the best method to estimate fair value. The MPEE method estimates fair value based on the earnings and/or cash flow capacity of an asset.

Patented Technology —  An income approach known as the Relief From Royalty (“RFR”) methodology was used to establish the fair value of patented technology. Under the RFR methodology, the asset is valued by reference to the amount of royalty income it could generate if it were licensed, in an arm’s length transaction, to a third party. Significant assumptions utilized were the useful lives, the forecasted revenue streams, estimated applicable royalty rates, applicable income tax rates and appropriate discount rates. A fair royalty rate was estimated for the patented technology based on the assessment of risk and return investment factors of comparable transactions.

Internal Use Software — The Company’s internal use software includes Internet and print platform support, data warehouse and infrastructure applications.  The cost approach was used to value the internally developed software.  The cost approach is based on an estimate of the costs necessary to recreate the software to its current utility.

Marketing Related Intangible Assets (trademarks, domain names and trade names) — A combination of market information and the RFR methodology was used to value the marketing related intangible assets.  In using this method, a sample of comparable guidelines, arm’s length royalty or license agreements were analyzed. Significant assumptions utilized were forecasted revenue streams, estimated applicable royalty rates, applicable income tax rates and appropriate discount rates.  A fair royalty rate was estimated for the marketing related intangible assets based on the assessment of risk and return investment factors of comparable transactions.

Consolidated Balance Sheet Adjustments

The adjustments presented below were made to the December 31, 2009 consolidated balance sheet.  The consolidated balance sheet reorganization and fresh start adjustments presented below summarize the impact of the adoption of the Amended Plan and reflects the fresh start accounting entries as of the Effective Date.

	At December 31, 2009
	Predecessor Company		Reorganization Adjustments		Fresh Start Adjustments		Successor Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$833		$(621)	(2)	$—		$212
Accounts receivable	291		—		—		291
Unbilled accounts receivable	—		—		655	(5)	655
Accrued taxes receivable	—		—		132	(4)	132
Deferred directory costs	239		—		(215)	(6)	24
Deferred tax assets	167		(157)	(3)	(10)	(4)	—
Prepaid expenses and other	17		—		—		17
Total current assets	1,547		(778)		562		1,331
Property, plant and equipment	230		—		(123)	(7)	107
Less: accumulated depreciation	137		—		(137)	(7)	—
	93		—		14	(4)	107
Goodwill	76		—		1,631	(4)	1,707
Intangible assets, net	59		—		555	(8)	614
Pension assets	65		—		—		65
Non-current deferred tax assets	188		(38)	(3)	(150)	(4)	—
Other non-current assets	10		—		—		10
Total assets	$2,038		$(816)		$2,612		$3,834

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$228		$(103)	(3)	$107	(4)	$232
Deferred revenue	110		—		(110)	(6)	—
Current deferred income taxes	—		—		218	(4)	218
Other	19		—		—		19
Total current liabilities	357		(103)		215		469
Long-term debt	—		2,750	(3)	—		2,750
Employee benefit obligations	325		—		—		325
Deferred tax liability	—		(1)	(3)	56	(4)	55
Unrecognized tax benefits	6		27	(3)	—		33
Other liabilities	2		—		—		2
Liabilities subject to compromise	9,690	(1)	(9,690)	(3)	—		—
Stockholders’ equity (deficit):
Predecessor Company Common stock	1		(1)	(3)	—		—
Successor Company Common stock	—		—	(3)	—		—
Predecessor Company Additional paid-in capital (deficit)	(8,756)		8,756	(3)	—		—
Successor Company Additional paid-in capital (deficit)	—		200	(3)	—		200
Retained earnings	588		(2,754)	(3)	2,166	(4)	—
Accumulated other comprehensive loss	(175)		—		175	(4)(9)	—
Total stockholders’ equity (deficit)	(8,342)		6,201		2,341		200
Total liabilities and stockholders’ equity (deficit)	$2,038		$(816)		$2,612		$3,834

Explanatory notes (in millions of dollars, except shares):

(1)  Liabilities subject to compromise

Debt obligations	$9,079
Derivative liabilities, net	496
Debt issuance costs	(73)
Accrued interest	117
Other accounts payable and accrued liabilities	2
Other current liabilities	3
Unrecognized tax benefits	66
$9,690

(2)       Total cash disbursed at emergence date

In accordance with the Amended Plan, SuperMedia disbursed to its allowed secured and allowed unsecured claim holders cash representing partial payment of principal and interest on pre-emergence debt and paid certain fees.

Payments for allowed secured claims	$497
Payments for allowed unsecured claims	120
Cash fees	4
$621

(3)          Retirement of liabilities subject to compromise

In the settlement of liabilities subject to compromise, SuperMedia issued new common stock and debt and provided a cash payment to both secured and unsecured debt holders.  In the extinguishment of liabilities, the Company recorded a gain of $6,035 million on its consolidated statement of operations for the period ending December 31, 2009.

Liabilities subject to compromise	$9,690
Less:
Cash payments to allowed secured and allowed unsecured claim holders	(617)
New common stock and paid-in-capital issued to satisfy allowed and disputed claims	(200)
New debt issued to satisfy allowed and disputed claims	(2,750)
Other adjustments	(88)
Gain on settlement of liabilities subject to compromise	$6,035

Impact of reorganization items on retained earnings:

Reorganization adjustments:
Predecessor debt related items	$9,002
Successor senior secured term loans	(2,750)
Successor common stock and additional paid-in capital	(200)
Other charges	(17)
Gain on settlement of liabilities subject to compromise	6,035
Adjustment to tax expense	(38)
Reorganization items included in the statement of operations	5,997
Elimination of Predecessor common stock and accumulated paid-in capital	(8,751)
Total impact on retained earnings for reorganization adjustments	$(2,754)

(4)          Reconciliation of the value attributed to SuperMedia assets, determination of the total value to be allocated to assets and the determination of goodwill:

Value attributed to SuperMedia	$2,950
Plus: liabilities (excluding senior secured term loans of $2,750 million)	884
Total value to be allocated to assets	3,834
Less: fair value assigned to tangible and intangible assets	(2,127)
Value of SuperMedia assets in excess of fair value (goodwill)	$1,707

Total value to be allocated to assets	$3,834
Less: senior secured term loans	(2,750)
Less: other liabilities (excluding long-term debt)	(884)
New common stock ($0.01 at par value) and paid-in capital	$200
Common shares outstanding at December 31, 2009	14,996,952

The following table summarizes the allocation of fair values of the assets and liabilities at emergence as shown in the reorganized consolidated balance sheet as of December 31, 2009:

Cash and cash equivalents	$212
Other current assets	1,119
Property, plant and equipment, net	107
Goodwill	1,707
Intangible assets, net	614
Other non-current assets	75
Total assets	3,834
Less: current liabilities	(469)
Less: senior secured term loans	(2,750)
Less: other liabilities	(415)
Net assets acquired	$200

Impact of fresh start accounting adjustments on retained earnings:

Fresh start accounting adjustments:
Adjustment to goodwill	$1,631
Write off of deferred revenue and deferred directory costs	631
Adjustment to intangible assets	555
Adjustment to accumulated other comprehensive income	(281)
Other fresh start accounting adjustments	(67)
Impact of fresh start accounting on statement of operations	2,469
Adjustments to tax expense	(303)
Total impact on retained earnings for fresh start accounting adjustments	$2,166

(5)          In connection with the Company’s adoption of fresh start accounting, the fair value of unbilled accounts receivable was determined to be $655 million.  Unbilled accounts receivable represents amounts that are not billable at the balance sheet date, but are billed over the remaining life of the clients’ advertising contracts.

(6)          In connection with the Company’s adoption of fresh start accounting, the fair value of deferred directory costs and deferred revenue was determined to have no value.  The deferred directory costs as of December 31, 2009 do not have any future value since the Company has already incurred the costs to produce the clients’ advertising and does not expect to incur additional costs associated with those published directories.  As a result, deferred directory costs of approximately $215 million will not be recognized in 2010 which would have been otherwise recorded by the Predecessor. The remaining amount of $24 million in the Successor’s deferred directory costs represents paper held in inventory.  Similarly, the Company does not have any remaining performance obligations related to its customers who have previously contracted for advertising, thus, no value was assigned to deferred revenue.

(7)          As a result of the Company’s adoption of fresh start accounting on December 31, 2009, property, plant and equipment has been stated at fair value.  As such, the balance in accumulated depreciation was reduced to zero.

(8)          Intangible assets valued in connection with fresh start accounting include adjustments to client relationships of $497 million, patented technologies (patents) of $34 million, internal use software of $21 million and marketing-related intangible assets (trademarks, domain names and trade names) of $3 million. The fair value determination resulted in a $555 million net increase for intangible assets on the Company’s year end 2009 consolidated balance sheet.

(9)          In connection with the Company’s adoption of fresh start accounting, the employee benefit plans balance of $123 million and interest rate swap agreements balance of $52 million in accumulated other comprehensive loss were eliminated as part of fresh start accounting adjustments.

Note 3  Reorganization Items

During the year ended December 31, 2009, the Company recorded total reorganization items of $8,035 million in the consolidated statements of operations, in accordance with provisions established by the applicable reorganization accounting rules.  Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include certain expenses, realized gains and losses, and provisions for losses resulting from the reorganization. Reorganization items include provisions and adjustments to record the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts, as well as professional advisory fees and other costs incurred as a result of our bankruptcy proceedings.  Professional fees for post-emergence activities related to claim settlements, plan implementation and other transition costs attributable to the reorganization are expected to continue into 2010.

The following table displays the details of reorganization items:

Predecessor Company
Year Ended December 31, 2009
(in millions)
Gain on settlement of liabilities subject to compromise	$6,035
Adjustment to goodwill	1,631
Write-off of deferred revenue and deferred directory costs	631
Adjustment to intangible assets	555
Adjustment to accumulated other comprehensive income	(281)
Other fresh start accounting adjustments	(67)
Total reorganization items associated with fresh start accounting	8,504
Fair value adjustment associated with interest rate swap derivatives	(279)
Write-off of deferred losses associated with interest rate swap derivatives	(145)
Other	(45)
Total reorganization items	$8,035

The filing of Chapter 11 Bankruptcy constituted an event of default under our interest rate swap agreements. As a result, these interest rate swap agreements were no longer deemed financial instruments required to be remeasured at fair value each reporting period, but are now liabilities which are recorded based on management’s estimate of the amount to settle the obligations.  This resulted in a non-cash charge of $279 million that was recognized as a reorganization item in the accompanying consolidated statement of operations for the year ended December 31, 2009.

Deferred losses in accumulated other comprehensive loss associated with the interest rate swap agreements were remeasured to reflect the component of forecasted interest rate payments that were likely to occur. This resulted in non-cash charges of $145 million that were recognized as reorganization items in the accompanying consolidated statement of operations for the year ended December 31, 2009.

Other reorganization expenses of $45 million for the year ended December 31, 2009 primarily consist of professional fees directly associated with the reorganization of the business under Chapter 11 of the Bankruptcy Code.  Cash paid for the year ended December

31, 2009 totaled $35 million, primarily representing payment of professional fees directly associated with the reorganization of the business.

Note 4  Restructuring

In the second quarter of 2008, the Company began implementing strategic organizational and market exit initiatives to improve ongoing operational efficiencies and reduce total operating costs.  During the years ended December 31, 2009 and 2008, the Company recorded $25 million and $23 million, respectively, of restructuring charges associated with its ongoing strategic, organizational, market exit initiatives, and includes pre-petition capital restructuring initiatives, which began during 2008. These charges include termination benefits of $10 million in 2009, impacting approximately 530 employees, and $11 million in 2008, impacting approximately 570 employees, and professional fees associated with pre-petition capital restructuring costs of $10 million in 2009 and $3 million in 2008.

The following table sets forth the restructuring costs that are included in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008:

	Predecessor Company
	Years Ended December 31,
	2009	2008
	(in millions)
Severance pay and benefits	$10	$11
Capital restructuring	10	3
Facilities charges	3	5
Other	2	4
Total restructuring expense	$25	$23

The following table sets forth the balance of the restructuring accrual at December 31, 2009 and details the changes in the accrued liability in 2009:

	Predecessor Company			Successor Company
	Beginning Balance at January 1, 2009	Restructuring Expense	Payments	Ending Balance at December 31, 2009
	(in millions)
Severance pay and benefits	$3	$10	$(9)	$4
Capital restructuring	—	10	(10)	—
Facilities charges	—	3	(3)	—
Other	—	2	(2)	—
Total	$3	$25	$(24)	$4

The following table sets forth the balance of the restructuring accrual at December 31, 2008 and details the changes in the accrued liability in 2008:

	Predecessor Company
	Beginning Balance at January 1, 2008	Restructuring Expense	Payments	Other	Ending Balance at December 31, 2008
	(in millions)
Severance pay and benefits	$—	$11	$(8)	$—	$3
Facilities charges	—	5	(5)	—	—
Capital restructuring	—	3	(3)	—	—
Other	—	4	(2)	(2)	—
Total	$—	$23	$(18)	$(2)	$3

The Company anticipates there will be additional restructuring charges in subsequent periods.

Note 5  Additional Financial Information

The tables that follow provide additional financial information related to our consolidated financial statements.

Balance Sheet

Allowance for doubtful accounts

	At December 31,
	2009	2008	2007
	(in millions)
Predecessor company balance at beginning of period	$108	$77	$76
Additions charged to expense (1)	267	239	188
Deductions (2)	(229)	(208)	(187)
Fresh start accounting adjustments (3)	(146)	—	—
Predecessor company ending balance		$108	$77
Successor company ending balance	$—

(1)     Includes bad debt expense and sales allowance (recorded as contra revenue).

(2)     Amounts written off as uncollectibles, net of recoveries and sales adjustments.

(3)                In connection with the Company’s adoption of fresh start accounting as discussed in Note 2, accounts receivable was valued at fair value. Accordingly the allowance for doubtful accounts was reduced to zero as of December 31, 2009.

Accounts payable and accrued liabilities

	Successor Company	Predecessor Company
	At December 31,
	2009	2008
	(in millions)
Accounts payable	$39	$34
Accrued expenses	50	48
Accrued salaries and wages	92	85
Accrued taxes	50	45
Accrued interest	1	30
	$232	$242

Cash Flow

	Predecessor Company
	Years Ended December 31,
	2009	2008	2007
	(in millions)
Cash paid
Income taxes, net of amounts refunded	$234	$180	$248
Interest, net	172	644	676

Comprehensive Income

The following table displays the computation of total comprehensive income:

	Predecessor Company
	Years Ended December 31,
	2009	2008	2007
	(in millions)
Net income	$8,257	$183	$429
Other comprehensive income (loss), net of tax:
Unrealized (losses) on cash flow hedges	—	(23)	(143)
Reclassification adjustment associated with cash flow hedge losses realized in net income	114	—	—
Adjustments for pension and post-employment benefits	(67)	(13)	25
Fresh start accounting adjustments	175	—	—
Total comprehensive income	$8,479	$147	$311

In connection with the Company’s adoption of fresh start accounting as discussed in Note 2, the losses previously deferred in accumulated other comprehensive loss were recognized as reorganization items in the consolidated statement of operations in 2009.  As a result of fresh start accounting, the balance in accumulated other comprehensive loss at December 31, 2009 is zero.

As of December 31, 2008, the balance in accumulated other comprehensive loss includes an unrealized loss of $166 million (net of tax of $87 million) related to unrealized losses on cash flow hedges and ineffectiveness and an unrealized loss of $56 million (net of tax of $36 million) associated with adjustments for pension and post-employment benefits.

Note 6  Property, Plant and Equipment

In connection with the Company’s adoption of fresh start accounting as discussed in Note 2, property, plant and equipment has been stated at fair value.  As such, the balance in accumulated depreciation was reduced to zero.

The following table displays the details of property, plant and equipment:

	Successor Company	Predecessor Company
	At December 31,
	2009	2008
	(in millions)
Land, land improvements and buildings	$42	$53
Leasehold improvements	7	61
Computer, data processing, and other equipment	56	300
Furniture and fixtures	2	59
Other	—	2
	107	475
Less accumulated depreciation	—	373
Total	$107	$102

Depreciation expense for 2009, 2008, and 2007 was $28 million, $34 million, and $41 million, respectively.

Note 7  Intangible Assets

Intangible assets are to be recorded separately from goodwill if they meet certain criteria.  In connection with the Company’s adoption of fresh start accounting as discussed in Note 2, intangible assets valued in connection with fresh start accounting include client relationships, patented technologies (patents), marketing-related intangible assets (trademarks, domain names and trade names), and internal use software. The fair value determination resulted in a $555 million net increase for intangible assets on the Company’s year end 2009 consolidated balance sheet.  In connection with the Company’s adoption of fresh start accounting, the balance in accumulated amortization for internal use software was reduced to zero.

The following table displays the details of intangible assets:

	Successor Company	Predecessor Company
	At December 31,
	2009	2008
	(in millions)
Internal use software:
Gross carrying amount	$78	$307
Less accumulated amortization	—	241
Total internal use software	78	66
Other intangible assets:
Client relationships	497	—
Patented technologies	34	—
Marketing-related intangibles	5	—
Subtotal other intangible assets	536	—
Total intangible assets, net	$614	$66

Amortization expense for the Predecessor’s intangible assets was $40 million, $44 million, and $47 million, for 2009, 2008, and 2007, respectively. For the Successor, amortization expense is estimated to be $148 million in 2010, $131 million in 2011, $118 million in 2012, $100 million in 2013, and $99 million in 2014 for the intangible assets at December 31, 2009.

The Company’s 2008 consolidated statement of operations reflects impairment charges of $225 million, of which $222 million relates to intangible assets related to Switchboard.com and $3 million relates to other assets.

Note 8  Debt Obligations

The following table presents the Company’s outstanding debt obligations:

			Successor Company	Predecessor Company
		Original	At December 31,
	Interest Rates	Maturities	2009	2008
			(in millions)
Senior secured term loans	ABR + 7.00%	2015	$2,750	$—
Senior secured credit facilities:
Revolving credit facility	ABR + 0.50%	2011	—	247
Tranche A facility	ABR + 0.50%	2009-2013	—	1,515
Tranche B facility	ABR + 1.00%	2007-2014	—	4,655
Total senior secured credit facilities			—	6,417
Senior unsecured notes	8.0%	2016	—	2,850
Total debt obligations			2,750	9,267
Less current maturities of long-term debt			—	(9,267)
Long-term debt			$2,750	$—

Successor Debt Obligations

On December 31, 2009, the Company entered into a Loan Agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans, which were issued on the Effective Date in partial satisfaction of the amounts outstanding under the Company’s pre-petition senior secured credit facilities. The administrative agent and such financial institutions were the administrative agent and the lenders under the Company’s pre-petition senior secured credit facilities.

Senior Secured Term Loan Agreement

The senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the ABR plus an Applicable Margin, or (ii) adjusted LIBOR plus an Applicable Margin. The Applicable Margin is 7.0% for loans with interest rates determined by reference to the ABR and 8.0% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have a floor interest rate of 4.0% in the case of ABR and 3.0% in the case of LIBOR.  As long as interest rates remain at or below 4.0% for ABR and 3.0% for LIBOR, our minimum effective interest rate will be 11.0%.  The senior secured term loans must be repaid in full on December 31, 2015.  The Company has the right to prepay the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payment.  After each fiscal quarter prior to the December 31, 2015 maturity date, the Company must also prepay outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement, during such fiscal quarter, less the principal amount of any voluntary prepayments made during such quarter.

The Loan Agreement requires the Company to meet minimum financial requirements, including that the Company maintain a consolidated leverage ratio as of the last day of each fiscal quarter, not to exceed 6.5 to 1.0 prior to December 31, 2010, and 7.5 to 1.0 after January 1, 2011, and that the Company maintain an interest coverage ratio, at the end of each fiscal quarter, of at least 1.4 to 1.0 prior to December 31, 2010, and 1.1 to 1.0 after January 1, 2011.  The Loan Agreement also includes covenants that restrict the Company’s ability to incur additional debt, pay dividends and other distributions, create liens, merge, liquidate or consolidate, make investments and acquisitions, sell assets, enter into sale and leaseback transactions and swap transactions, and enter into agreements with affiliates, among others.

The Loan Agreement contains customary events of default, including without limitation, defaults on payments of the senior secured term loans and all other obligations under the Loan Agreement and related loan documents (the “Obligations”), defaults on payments of other material indebtedness, breaches of representations and warranties in any material respect, covenant defaults, events of bankruptcy and insolvency, rendering of material judgments, the occurrence of certain ERISA defaults, failure of any guarantee of the Obligations to be in full force, invalidity of the liens securing the Obligations, change in control of the Company, or material breach of material agreements that has a material adverse effect.

All of the Company’s present and future domestic subsidiaries (other than certain insignificant subsidiaries) are guarantors under the Loan Agreement.  In addition, the Obligations are secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets, including a mortgage on certain real property.

Currently, the Company does not have a revolving credit facility.

Predecessor Debt Obligations

Senior Secured Credit Facilities

On November 17, 2006, the Company entered into senior secured credit facilities totaling $6,265 million, which consisted of: (a) Tranche A term loan facility of approximately $1,515 million (the “Tranche A Facility”), (b) Tranche B term loan facility of $4,750 million (the “Tranche B Facility”), and (c) a $250 million revolving credit facility. The revolving credit facility originally matured on November 17, 2011. The senior secured credit facilities were guaranteed by substantially all of Idearc’s subsidiaries and were secured by substantially all present and future assets of Idearc Inc. and its subsidiaries.

On October 24, 2008, the Company initiated borrowings of $247 million under its then existing $250 million revolving credit facility, leaving available funds at December 31, 2008 of approximately $0.3 million ($250 million revolving credit facility less $247 million in initiated borrowings less $2.7 million in letters of credit outstanding). The borrowing under the revolving credit facility allowed the Company to increase its cash position in order to preserve financial flexibility in light of the uncertainty in the credit markets. In accordance with the terms of the senior secured credit facility, the proceeds from the borrowing were intended for general corporate purposes. The agreement called for the Company to pay a commitment fee of 0.375% for the unused portion of the revolving credit facility, calculated based on the daily unused amount and payable on a quarterly basis.

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

Senior Unsecured Notes

The outstanding senior unsecured notes of $2,850 million were originally issued under an indenture dated November 17, 2006. During the second quarter of 2007, the Company completed an offer to exchange substantially all of the outstanding senior unsecured notes, which were originally issued in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), for an equal principal amount of a new issue of senior unsecured notes registered under the Securities Act. The senior unsecured notes originally matured on November 17, 2016. Interest was payable semiannually (at 8% per year) in cash to holders of record of senior unsecured notes. The senior unsecured notes were guaranteed by substantially all subsidiaries of Idearc Inc. The senior unsecured notes are general unsecured obligations of Idearc Inc. and were effectively subordinated to all secured indebtedness of Idearc Inc. to the extent of the value of the assets securing this secured indebtedness. Idearc Inc. has no independent assets or operations. The guarantees by its subsidiaries were full and unconditional and joint and several and any subsidiaries of Idearc Inc., other than the subsidiary guarantors, were minor.

Derivative Instruments and Hedging Activities

The Company had interest rate swap agreements with major financial institutions with notional amounts totaling $5,500 million. These interest rate swap agreements consisted of four separate swap transactions with $2,700 million originally maturing on June 29, 2012, $1,100 million originally maturing on September 30, 2010, $800 million originally maturing on March 31, 2012 and $900 million with annual notional reductions of $200 million originally maturing on March 31, 2012.  Under the interest rate swap agreements, the Company paid fixed rate interest at rates ranging from 4.86% to 5.15% and received floating rate interest based on the three month LIBOR to hedge the variability in cash flows attributable to changes in the benchmark interest rate. These swap agreements complied with debt covenants under the senior secured credit facilities that required at least 50% of total outstanding debt be subject to fixed interest rates through March 2009.

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

As of December 31, 2008, the Company determined the interest rate swap agreements no longer qualified for hedge accounting as the future payments on the underlying debt were no longer probable of occurring but reasonably possible of occurring beyond the maturity of the existing swaps.  As such, the deferred interest rate swap agreement losses in accumulated other comprehensive loss were frozen and on January 1, 2009, the Company began amortizing these losses using the effective interest method over the remaining life of the interest rate swap agreements.   In the first quarter of 2009, $28 million was amortized from accumulated other comprehensive loss to interest expense ($18 million net of tax) in the consolidated statements of operations. Following the bankruptcy petition date, the Company ceased amortization because interest payments on the underlying debt were stopped.

The filing of Chapter 11 Bankruptcy constituted an event of default under our interest rate swap agreements. As a result, these interest rate swap agreements were no longer deemed financial instruments required to be remeasured at fair value each reporting period, but are now liabilities which are recorded based on management’s estimate of the amount to settle the obligations.  This resulted in a non-cash charge of $279 million that was recognized as a reorganization item in the accompanying consolidated statement of operations.

While operating in bankruptcy, the Company remeasured the interest rate swap agreements deferred losses in accumulated other comprehensive loss from $228 million to $83 million to reflect the component of forecasted interest payments that are likely to occur.  The $145 million remeasurement difference, which represents the component of forecasted interest payments that are unlikely to occur, was recognized as a reorganization item in the consolidated statement of operations during 2009.  As of December 31, 2009, the remaining deferred balance of $83 million ($52 million net of tax) in accumulated other comprehensive loss was written off in compliance with fresh start accounting.

Other Pre-Emergence Activities

When the Company filed for bankruptcy on March 31, 2009, it had both secured and unsecured debt obligations in the amount of $9,267 million and interest rate swap agreements liability of $496 million.  These obligations were subsequently reclassified as liabilities subject to compromise in compliance with guidance under the applicable reorganization accounting rules.  In accordance with the Bankruptcy Court approved Amended Plan, the debt and swap liability claims were settled with a combination of cash, common stock and new senior secured term loans.

During the bankruptcy period, the Bankruptcy Court granted approval of certain payments for pre-petition and post-petition obligations of the Company as well as payments in normal course of business.  The Company paid an adequacy protection payment of $250 million ($188 million of secured debt principal and $62 million of accrued interest) to the agent of its secured lenders and its senior secured credit facilities (“Lenders”) for pro rata distribution to the Lenders and holders of the swap agreements that reduced pre-petition obligations.

Other than the adequacy protection payment of principal and interest discussed above, the Company did not make any scheduled principal or interest payments since the filing of the bankruptcy petitions on March 31, 2009.

Post-Emergence Activities

Secured Credit Facility Claims

Under the Amended Plan, each holder of an Allowed Secured Credit Facility Claim received on the Effective Date its pro rata share of: (i) distributable cash of $457 million for principal, $31 million for interest and $9 million for interest rate swap agreements; (ii) $2,750 million in principal amount of the senior secured term loans, which represents all of the New Term Loans issued on the Effective Date; and (iii) 12,750,000 shares of common stock issued and outstanding on the Effective Date.

Unsecured Notes Claims

Under the Amended Plan, each holder of an Allowed Unsecured Note Claim and each holder of an Allowed General Unsecured Claim (to the extent the holder of such Allowed General Unsecured Claim has elected treatment under Sub-Class 1) received, on or as soon as reasonably practicable after the Effective Date, its pro rata share of:  (i) $120 million in cash representing  $34 million for principal and $86 million for interest; (ii) 2,246,952 shares of common stock issued and outstanding on the Effective Date; and (iii) the first $30 million of distributions, if any, made from the Litigation Trust; provided that all distributions in excess of $30 million, if any, to be made from the Litigation Trust will be distributed pro rata to all holders of Allowed Unsecured Credit Facility Claims, Allowed Unsecured Note Claims, and those holders of Allowed General Unsecured Claims.

Note 9  Leasing Arrangements

The Company leases certain facilities and equipment for use in operations under operating leases. Total net rent expense under operating leases amounted to $27 million in 2009, $30 million in 2008 and $31 million in 2007.

The aggregate minimum net rental commitments under non-cancelable leases at December 31, 2009, are shown for the periods below:

Operating Leases
(in millions)
Years:
2010	$22
2011	18
2012	15
2013	8
2014	6
Thereafter	19
Total minimum rental commitments	$88

Note 10  Stockholders’ Equity (Deficit)

Capital Stock

In connection with the Company’s adoption of fresh start accounting as discussed in Note 2, all components of the Predecessor’s stockholders’ equity were eliminated and the new capital stock was recorded at $200 million.

Pursuant to the Amended Plan, the Successor Company, SuperMedia, has authority to issue 65 million shares of capital stock, of which 60 million shares shall be common stock, par value $.01 per share (the “New Common Stock”), and 5 million shares shall be preferred stock, par value $.01 per share (the “Preferred Stock”).

Pursuant to the Amended Plan, SuperMedia issued an aggregate of 14,996,952 shares of new common stock, par value $.01 per share, with 12,750,000 shares of the New Common Stock being issued to holders of allowed senior secured claims arising under the pre-petition senior secured credit facility, and 2,246,952 shares of the New Common Stock being issued to holders of pre-petition Senior Notes and specified allowed general unsecured claims.  SuperMedia has reserved 1,500,000 shares of New Common Stock for issuance pursuant to the long-term incentive plan.  In addition, 3,061 shares of New Common Stock were reserved for future issuance in respect of claims and interests filed, pending the determination of the allowed portion of any disputed general unsecured claims.  SuperMedia has not issued any shares of Preferred Stock.

Note 11  Pension and Other Post-Employment Benefit Costs

Current Plans

The Company provides pension and post-employment benefits to most of its employees.  The Company’s pension plans are noncontributory defined benefit pension plans. The post-employment health care and life insurance plans (“OPEB”) for the Company’s retirees and their dependents are both contributory and noncontributory and include a limit on the Company’s share of cost for recent and future retirees. The measurement date for the Company’s pension and post-employment health care and life insurance plans is December 31.  Pension assets held in trust and recorded on the consolidated balance sheet as of December 31, 2009 are valued in accordance with applicable accounting guidance on fair value measurements.

The Company has separate pension and OPEB plans for management employees and non-management employees who are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and the Company may also periodically amend the benefits in the management plans.  The Company completed bargaining in December 2008 with certain collective bargaining units in the Northeast and agreed to amend Part 3 of the Idearc Pension Plan for Collectively-Bargained Employees effective January 1, 2009.  The amendment froze the benefits for employees with less than five years of service as of December 31, 2007 and converted employees to a standard benefit calculation. In addition, the amendment extended the pension lump sum cash-out for eligible participants through December 31, 2013. The Company completed bargaining with Collectively-Bargained for employees in New York and Pennsylvania and froze pension benefits for employees with less than five years of service as of June 30, 2009.  In addition, the Company completed bargaining with Collectively-Bargained for employees in Maryland, Virginia and New Jersey and froze pension benefits for employees with less than five years of service as of December 31, 2009.

The Company’s contracts with non-management employees contain limits on the amount the Company will subsidize retiree health care and life insurance expenses beginning in 2009.  The impact of these limits has been incorporated in the post-employment benefits liabilities and the financial statements.

Spin-off Transaction

Prior to the spin-off from Verizon, the Company participated in Verizon’s pension and OPEB plans. Pension and OPEB expense and benefit payments were allocated to the Company based on Verizon’s allocations methodology.  Effective with the spin-off, Idearc created its own employee pension and OPEB plans that were substantially similar to the Verizon plans.  Pension plan assets were transferred from Verizon based on the requirements of Section 414(1) of the Internal Revenue Code for all Idearc individuals whose accrued benefits were transferred to an Idearc pension plan.  This calculation resulted in the pension being transferred to the Company in an over-funded position.  An initial pension asset transfer equal to 90% of the estimated asset transfer was completed after the spin-off and prior to December 31, 2006.  The final transfer amount of $63 million was received on November 20, 2009.

Benefit Costs

The components of benefit costs (income) are as follows:

	Predecessor Company
	Pension			Health Care and Life
	Years Ended on December 31,			Years Ended on December 31,
	2009	2008	2007	2009	2008	2007
	(in millions)			(in millions)
Net periodic benefit cost (income)	$(5)	$(14)	$(16)	$16	$19	$21
Settlement loss (gain)	12	(5)	(9)	—	—	—
Net periodic benefit cost (income)	$7	$(19)	$(25)	$16	$19	$21

The Company recorded pension settlement losses of $12 million for the year ended December 31, 2009 and pension settlement gains of $5 million in 2008, related to employees that received lump-sum distributions. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

The following tables summarize benefit costs, as well as the benefit obligations, plan assets, funded status and rate assumptions associated with pension and postretirement health care and life insurance benefit plans for 2009 and 2008.

	Pension		Health Care and Life
	2009	2008	2009	2008
	(in millions, except % amounts)
Change in Benefit Obligation:
At January 1	$509	$555	$274	$303
Service cost	5	7	2	3
Interest cost	30	32	17	17
Actuarial (gain)/loss, net	55	6	14	(25)
Benefits paid	(98)	(93)	(24)	(24)
Plan amendments	—	2	—	—
Benefit obligations at December 31, 2008 (Predecessor Company)		$509	—	$274
Benefit obligations at December 31, 2009 (Successor Company)	$501	—	$283	—

Change in plan assets:
At January 1	$649	$718	$—	$—
Actual return on plan assets	(24)	23	—	—
True-up in final transfer from Verizon	17	—	—	—
Company contributions	—	1	—	—
Benefits paid	(98)	(93)	—	—
Plan assets at December 31, 2008 (Predecessor Company)		$649		$—
Plan assets at December 31, 2009 (Successor Company)	$544		$—
Funded status at December 31 (plan assets less benefit obligations) (Predecessor Company)		$140		$(274)
Funded status at December 31 (plan assets less benefit obligations) (Successor Company)	$43		$(283)

Amounts recognized in consolidated balance sheet:
Non-current assets	$65	$147	$—	$—
Current liabilities	—	—	(22)	(23)
Non-current liabilities	(22)	(7)	(261)	(251)
Net asset/(liability) at end of year (Predecessor Company)		$140		$(274)
Net asset/(liability) at end of year (Successor Company)	$43		$(283)

Amounts recognized in accumulated other comprehensive loss (pre-tax):
Actuarial (gain)/loss, net	$124	$33	$88	$76
Prior service cost	15	17	(29)	(34)
Fresh start accounting adjustments	(139)	—	(59)	—
	$—	$50	$—	$42

Accumulated Benefit Obligation (Predecessor Company)		$500		$—
Accumulated Benefit Obligation (Successor Company)	$496		$—

	Pension		Health Care and Life
	2009	2008	2009	2008
	(in millions, except % amounts)
Weighted-average assumptions to determine benefit obligations, at December 31:
Discount rate	6.00%	6.75%	6.00%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Initial trend rate	—	—	6.50%	7.00%
Ultimate trend rate	—	—	5.00%	5.00%
Year attained	—	—	2013	2013

Components of net periodic benefit cost:
Service cost	$5	$7	$2	$2
Interest cost	30	32	17	17
Expected return on assets	(43)	(54)	—	—
Actuarial loss, net	1	—	2	5
Prior service cost	2	1	(5)	(5)
Settlement (gain) loss, net	12	(5)	—	—
Net periodic benefit cost (income) (Predecessor Company)	$7	$(19)	$16	$19

Weighted-average assumptions used for determining benefit cost:
Discount rate	6.00%	6.25%	6.75%	6.10%
Expected return on plan assets	7.50%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Initial trend rate	—	—	7.00%	8.50%
Ultimate trend rate	—	—	5.00%	5.00%
Year attained	—	—	2013	2011

For Plans that have an Accumulated Benefit Obligation greater than Plan assets as of December 31, 2009

	Successor Company
	Collectively Bargained Employee Plan	Supplemental Retirement Plan
Accumulated benefit obligation	$184	$8
Projected benefit obligation	189	8
Plan assets	175	—

The table below sets forth the expected future benefit payments:

	Successor Company
	Pension	Health Care and Life
	(in millions)
2010	$28	$24
2011	38	24
2012	39	24
2013	38	24
2014	38	24
2015 to 2019	194	115

The discount rate estimate for 2009 is based on a rate selected from a range of proprietary yield curves developed by independent third parties. These yield curves are based on high quality corporate bonds.  The expected rate of return for the pension assets represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on the plan is developed from the expected future return on each asset class, weighted by the expected allocation of pension assets to that asset class. The Company has set an expected rate of return on the plan assets at 7.0% for 2010.

The healthcare cost trend rate for 2009 was 7% declining to 5% by 2013 for both pre- and post-age 65 employees and retirees.

Pension Plan Assets

The fair values of the Company’s pension plan assets at December 31, 2009 by asset category are as follows (in millions):

	Total	Level One (Quoted Prices in Active Markets)	Level Two (Significant observable input)	Level Three (Significant Unobservable Inputs)
Hedge funds	$286	$—	$—	$286
Interest rate swaps/enhanced cash	64	—	—	64
Long-term bonds	194	194	—	—
Total	$544	$194	$—	$350

Reconciliation of Level Three Assets:

	Hedge Fund Portfolio	Interest Rate Swap Portfolio
	(in millions)
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Ending Balance at December 31, 2008 (Predecessor Company)	$277	$187
Actual return on plan assets:
Relating to assets still held at the reporting date unrealized gain/(loss)	5	(11)
Relating to assets sold during period: purchase, sales and settlements	45	(51)
Transfers (out)	(41)	(61)
Ending Balance at December 31, 2009 (Successor Company)	$286	$64

The asset allocations for the pension plans by asset category at December 31, 2009 and 2008 are as follows:

	Successor Company	Predecessor Company
	Percentages
	2009	2008
Hedge funds	53%	46%
Interest rate swaps/enhanced cash	12%	30%
Long-term bonds	35%	24%
Total	100%	100%

The Company’s pension plan asset portfolio consists of hedge funds, interest rate swaps/enhanced cash, and long-term bonds. Hedge funds use advanced investment strategies such as long, short and derivative positions in both domestic and international markets. The interest rate swaps portfolio helps to reduce and/or mitigate interest rate risk. The long-term bonds portfolio comprises investment grade corporate bonds and government bonds/investments that aim to protect the invested principal while paying out a regular income.

The expected rate of return for the pension assets represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on the plan is developed from the expected future return on each asset class, weighted by the expected allocation of pension assets to that asset class. The Company’s current asset allocation is in a defensive mode as a result of the unprecedented volatility in the economy; therefore, we have set an expected rate of return on the plan assets at 7.0% for 2010 as compared to 7.5% for 2009 and 8.0% in 2008.

The Company’s pension plan portfolio is continuously reviewed and the asset allocation revised in order to address the cash needs of our pension liability.  Our strategy is to mitigate the interest risk in our pension liabilities by using interest rate swaps to offset the changes in value of the pension liabilities.  We believe using interest rate swaps and the return potential of a diversified hedge fund portfolio minimizes the net funding risk of our pension liabilities.

Health Care Trend Impact — One Percentage Point:

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	Increase	Decrease
	(in millions)
Effect on total service and interest cost for 2009	$1	$(1)
Effect on December 31, 2009, postretirement benefit obligation	18	(15)

Note 12  Employee Benefits

Savings Plans

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in this plan. The Company previously offered three defined contribution plans for the benefit of current and former employees. These three plans were collectively merged effective December 31, 2008 into one plan. Under the plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees. The Company recorded total savings plan expenses of $19 million, $29 million and $28 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Severance Benefits

The Company maintains ongoing severance plans for both management and non-management employees, which provide benefits to employees that are terminated. The costs for these plans are accounted for under applicable accounting guidance for employers’ for post-employment benefits. The Company accrues for severance benefits based on the terms of its severance plans over the estimated service periods of the employees. The accruals are also based on the history of actual severances and expectations for future severances.

The following table provides an analysis of severance liability.  The end of year 2009 balance relates to the Successor Company.  All other amounts in the table relate to the Predecessor Company.

Year	Beginning of Year	Charged to Expense	Payments	End of Year
2009	$7	10	(10)	$7
2008	$8	19	(20)	$7
2007	$8	10	(10)	$8

The 2009 and 2008 severance liability includes activity associated with the Company’s restructuring charge. See Note 4 for additional information on restructuring activities.

Note 13  Stock-Based Compensation

On the Effective Date, all Predecessor stock-based compensation plans were cancelled.

The compensation expense recognized related to stock-based compensation awards was $12 million, $6 million, and $27 million, for the years ended December 31, 2009, 2008, and 2007, respectively.  The 2009 amount includes $4 million associated with the cancellation of the awards. Because the cancellation of the awards was not accompanied by a concurrent grant, this represents the entire unrecognized compensation expense.  Therefore, as of December 31, 2009, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock, performance units, performance share units and stock options was zero. These costs are recorded as part of general and administrative expenses on the consolidated statements of operations, except for the $4 million which was recorded as part of reorganization items in 2009.

Stock Based Compensation Plans

Effective March 4, 2008, the Company adopted the Idearc Inc. 2008 Incentive Compensation Plan (the “2008 Plan”) which was approved by the Company’s stockholders on May 1, 2008.  The 2008 Plan permitted the grant of cash and equity-based incentive compensation awards, including restricted stock and restricted stock units, performance shares and performance share units, stock options, stock appreciation rights, deferred stock units and other stock-based awards and performance-based cash incentive awards.  The maximum number of shares of Idearc common stock authorized for issuance under the 2008 Plan was 12 million.  During 2008, the Company granted awards under the 2008 Plan to employees and non-management directors.

Effective November 16, 2006, the Company adopted the Idearc Inc. Long Term Incentive Plan (the “2006 Plan”).  The 2006 Plan permitted the grant of cash and equity-based incentive compensation awards, including restricted stock, restricted stock units, performance shares, performance units, stock options, and other awards, such as stock appreciation rights and cash incentive awards. The maximum number of shares of Idearc common stock authorized for issuance under the 2006 Plan was 2.5 million. Pursuant to the terms of the 2008 Plan, the Company did not issue more than 350,000 shares under the 2006 Plan after December 31, 2007. During 2007 and 2008, the Company granted awards under the 2006 Plan to employees and non-management directors.

Restricted Stock Units

The 2006 and 2008 Plans provided for grants of restricted stock units (“RSUs”) that could be settled in cash, shares of Idearc common stock or a combination thereof.  These awards were classified as either liability or equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

On January 9, 2007, certain employees were granted an award of RSUs that vested on the first anniversary of the grant date. The value of each RSU was equal to the value of one share of Idearc common stock.  The RSUs were settled in cash based on the closing price of Idearc common stock on the vesting date.  This award was classified as a liability award because it was settled in cash.  The Company’s liability for this award was measured at its fair value at the end of each reporting period.  No dividends were payable on RSUs.  However, dividend equivalents, equal to the amount of the dividend that would have been paid on an equivalent number of shares of Idearc common stock, were granted in the form of additional RSUs.  The dividend equivalent RSUs were subject to the same vesting, forfeiture and other terms and conditions applicable to the RSUs.

These awards vested on January 9, 2008, and were settled in accordance with the 2006 Plan and related award agreements. A portion of the costs of this RSU liability award was included in the Company’s compensation expense for the year ended December 31, 2008.

Changes in the Company’s outstanding restricted stock units liability awards were as follows:

	Restricted Stock Units (in thousands)	Weighted- Average Fair Value
Outstanding RSUs at January 1, 2007	—	$—
Granted	608	17.56
Dividend equivalents	29	17.56
Payments	(24)	31.22
Forfeitures	(88)	—
Outstanding RSUs at December 31, 2007	525	$17.56
Granted	—	—
Dividend equivalents	—	—
Payments	(523)	14.99
Forfeitures	(2)	N/A
Outstanding RSUs at December 31, 2008	—	$—

Restricted Stock

The 2006 and 2008 Plans provided for grants of restricted stock.  These awards were classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation. The fair value of the restricted awards was determined based on the price of Idearc common stock on the date of grant.

During 2008, certain employees were granted restricted stock awards as part of the Company’s 2008 long-term incentive compensation program.  These restricted stock awards under the 2008 Plan were to vest in two equal installments on December 31, 2009, and December 31, 2010. Additionally, our non-management directors were granted restricted stock awards that vested on May 1, 2009.

During 2007, certain employees and our non-management directors were granted restricted stock awards. These employee awards were to vest in three equal annual installments beginning on the first anniversary of the grant date. The non-management director awards vested on the third anniversary of the grant date.

Dividends were not payable on unvested restricted stock awards. However, if the Company declared and paid a dividend on Idearc common stock, dividend equivalents were granted in an amount equal to the dividend that would have been paid on the unvested restricted stock awards as if they were vested. Dividend equivalents on employee restricted stock awards were granted in the form of restricted stock units. Each restricted stock unit was to be settled for one share of Idearc common stock on the applicable vesting date. Dividend equivalents on non-management director restricted stock awards were paid in cash on the applicable vesting date. Dividend equivalents were subject to the same vesting, forfeiture and other terms applicable to the corresponding restricted stock awards.

A portion of the cost related to these restricted stock awards was included in the Company’s compensation expense for the years ended December 31, 2009 and 2008.

Changes in the Company’s outstanding restricted stock awards were as follows:

	Number of Restricted Stock Awards (in thousands)	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2007	—	$—
Granted	1,029	29.59
Dividend equivalent units	47	N/A
Vested	(19)	29.32
Forfeitures	(81)	29.32
Outstanding restricted stock at December 31, 2007	976	$29.60
Granted	1,892	2.68
Dividend equivalent units	33	N/A
Vested	(486)	23.71
Forfeitures	(321)	24.96
Outstanding restricted stock at December 31, 2008	2,094	$7.35
Granted	6	1.70
Vested	(492)	13.93
Forfeitures	(94)	8.30
Cancellations	(1,514)	5.13
Outstanding restricted stock at December 31, 2009	—	$—

Performance Units and Performance Share Units

The 2006 and 2008 Plans provided for grants of performance units and performance share units that could be settled in cash, shares of Idearc common stock, or a combination thereof.  These awards were classified as either liability or equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2008, certain employees were granted a target number of performance share units under the 2008 Plan as part of the Company’s 2008 long-term incentive compensation program.  The target number of performance share units could be increased (to a maximum of 200% of the target) or decreased (to zero) based on the Company’s total stockholder return (“TSR”) relative to the TSR of the individual stocks comprising a market benchmark (weighted 80%) and a competitor (weighted 20%) over a three-year measurement period.  The measurement period began on March 8, 2008, and was to end in 2011 on the 20th trading day following the date the Company was scheduled to release to the public its annual earnings for the year ending December 31, 2010.  Each performance share unit was to be settled for one share of Idearc common stock.

Dividends were not payable on performance share units.  However, if the Company declared and paid a dividend on Idearc common stock, dividend equivalents were to be granted in an amount equal to the dividend that would have been paid on an equivalent number of shares of Idearc common stock.  Dividend equivalents were granted in the form of additional performance share units and were subject to the same vesting, forfeiture and other terms applicable to the performance share unit award.

This award was classified as an equity award because it was to be settled in shares of Idearc common stock upon vesting.  All payments were subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance share unit award liability was measured at its fair value at the time of grant, which, for this purpose, was the date on which the Company’s stockholders approved the 2008 Plan. A portion of the cost related to this performance share unit liability was included in the Company’s stock-based compensation expense for the years ended December 31, 2009 and 2008.

During 2007, certain employees were granted a target number of performance units as part of the Company’s 2006 long-term incentive compensation program. The target number of performance units were to be increased (to a maximum of 150% of the target)

or decreased (to zero) based on the Company’s TSR relative to the TSR of a market benchmark over a measurement period beginning on January 1, 2007, and ending on December 31, 2009.  Each performance unit was to be settled in cash upon vesting in an amount equal to the closing price of Idearc common stock on the last trading day in the measurement period.

Dividends were not payable on performance units. However, if the Company declared and paid a dividend on Idearc common stock, dividend equivalents were granted in an amount equal to the dividend that would have been paid on an equivalent number of shares of Idearc common stock. Dividend equivalents were granted in the form of additional performance units and were subject to the same vesting, forfeiture and other terms applicable to the performance unit award.

This award was classified as a liability award because it was to be settled in cash upon vesting.  All payments were subject to approval by the Human Resources Committee of the Company’s Board of Directors. The performance unit award liability was measured at its fair value at the end of each reporting period and fluctuated based on the performance of Idearc common stock and Idearc’s TSR relative to the TSR of the market benchmark.  A portion of the cost related to this performance unit liability was included in the Company’s stock-based compensation expense for the years ended December 31, 2009 and 2008.

Changes in the Company’s outstanding performance units and performance share units were as follows:

	Performance Units / Performance Share Units (in thousands)	Weighted- Average Fair Value
Outstanding performance units at January 1, 2007	—	$—
Granted performance units	574	17.56
Dividend equivalents	28	17.56
Forfeitures	(25)	17.56
Outstanding performance units at December 31, 2007	577	$17.56
Granted performance share units	2,951	3.36
Dividend equivalents	39	0.55
Forfeitures	(118)	3.75
Outstanding performance units/performance share units at December 31, 2008	3,449	$2.84
Granted	—	—
Forfeitures	(27)	2.78
Cancellations	(3,422)	2.75
Outstanding performance units/performance share units at December 31, 2009	—	$—

Stock Options

The 2006 and 2008 Plans provided for grants of stock options. These awards were classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2008, certain employees were granted stock option awards under the 2006 and 2008 Plans. The stock option awards vested on the third anniversary of the grant date and had a ten-year term.

A stock option holder could pay the option exercise price in cash by delivering unrestricted shares to the Company having a value at the time of exercise equal to the exercise price, by a cashless broker-assisted exercise, by a combination of these methods or by any other method approved by the Human Resources Committee of the Company’s Board of Directors. Options could not be re-priced without the approval of the Company’s stockholders.

The fair value of each option award was estimated on the grant date using the Black Scholes option pricing model.  The model incorporated the ranges of assumptions for inputs as shown in the following table and as follows:

•                  Expected volatility is a blend of implied volatility based on market-traded options on Idearc common stock and the historical volatility of Idearc stock over its history;

•                  Expected life is based on the SEC shortcut method as described in Staff Accounting Bulletin 110; and

•                  The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option

A portion of the cost related to these stock option awards was included in the Company’s compensation expense for the years ended December 31, 2009 and 2008.

Changes in the Company’s outstanding stock option awards were as follows:

	Number of Stock Option Awards (in thousands)	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)

Outstanding stock option awards at January 1, 2008	—	$—	—	$—
Granted	650	3.51	9.46	—
Exercises	—	—	—	—
Forfeitures/expirations	—	—	—	—
Outstanding stock option awards at December 31, 2008	650	3.51	9.46	—
Granted	—	—	—	—
Exercises	—	—	—	—
Forfeitures/expirations	—	—	—	—
Cancellations	(650)	3.51	—	—
Outstanding stock option awards at December 31, 2009	—	$—	—	$—

Note 14  Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Predecessor Company
	Years Ended December 31,
	2009	2008	2007
	(in millions)
Current
Federal	$86	$154	$241
State and local	(35)	15	18
	51	169	259
Deferred
Federal	293	(68)	(15)
State and local	30	(5)	(6)
	323	(73)	(21)
Total provision for income taxes	$374	$96	$238

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Predecessor Company
	Years Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Reorganization items	(30.8)	—	—
Permanent differences, net	(0.1)	(2.9)	(1.8)
State and local income tax, net of federal tax benefits	0.3	4.6	3.3
Tax benefit for changes in FIN 48 uncertainties, net	(0.1)	(2.3)	(0.2)
Other, net	—	—	(0.6)
Effective income tax rate	4.3%	34.4%	35.7%

Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of indebtedness income (“CODI”), which must be included in the Company’s taxable income. However, recognition of CODI is limited for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the Bankruptcy Court or pursuant to a plan of reorganization approved by the Bankruptcy Court.  The Amended Plan enabled the Predecessor to qualify for this bankruptcy exclusion rule and exclude substantially all of the gain on the settlement of debt obligations and derivative liabilities from taxable income.

Deferred Taxes

Deferred taxes arise because of differences in the book and tax basis of certain assets and liabilities. Significant components of deferred income tax assets and liabilities are shown in the following table:

	Successor Company	Predecessor Company
	At December 31,
	2009	2008
	(in millions)
Deferred income tax assets:
Employee benefits	$129	$91
Uncollectible accounts receivable	65	41
Contingent liabilities	25	16
Interest rate swap agreements	—	87
Unrecognized tax benefits	3	25
Professional fees and claims relating to bankruptcy	7	—
Fixed assets and intangibles	—	37
Gross deferred income tax assets	229	297
Deferred income tax liabilities:
Fixed assets and intangibles	(173)	—
Deferred directory costs	—	(95)
Debt issuance costs	—	(24)
Deferred revenue	(329)	(3)
Gross deferred income tax liabilities	(502)	(122)
Net deferred income taxes	$(273)	$175

Amounts included in consolidated balance sheets, net:
Current deferred tax assets (liabilities)	$(218)	$49
Non-current deferred tax assets (liabilities)	(55)	126
	$(273)	$175

In connection with the Company’s adoption of fresh start accounting as discussed in Note 2, the Company evaluated all temporary timing differences.  The Company recorded significant deferred tax liabilities associated with intangible assets and deferred revenue and reduced to zero the deferred tax liabilities related to deferred directory costs and debt issuance costs which were no longer required.  No valuation allowance was recorded in 2009 and 2008 because the Company believes that based on all available evidence, it is more likely than not that the gross deferred tax assets will be realized.

SuperMedia files its income tax returns in the United States federal and various state jurisdictions. As a result of bankruptcy proceedings and with limited exceptions, the Company is no longer subject to United States federal and state and local assessments by tax authorities for years before 2009.

Unrecognized Tax Benefits

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns. The following table shows changes to unrecognized tax benefits in 2009.

(in millions)
Unrecognized tax benefits at January 1, 2009	$85
Gross increases — tax positions in prior period	6
Gross decreases — tax positions in prior period	(66)
Gross increases — tax positions in current period	27
Settlements	—
Lapse of statute of limitations	(19)
Unrecognized tax benefits at December 31, 2009 (Successor Company)	$33

The Company included $66 million of unrecognized tax benefits in liabilities subject to compromise as these matters were resolved in connection with the bankruptcy process.  The Company recorded additional unrecognized tax benefits of $27 million for bankruptcy related tax positions.

The total amount of unrecognized tax benefits including interest accruals at December 31, 2009 is $33 million, and if recognized would reduce the effective tax rate.

The Predecessor Company classified and recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the tax years 2009, 2008, and 2007 the Company recognized approximately ($12) million, ($5) million, and $4 million in interest, respectively. Unrecognized tax benefits included less than $1 million and $12 million of accrued interest at December 31, 2009 and 2008, respectively.

SuperMedia does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during 2010.

Note 15  Contingencies

Litigation

On March 31, 2009, the Company and all of its domestic subsidiaries filed voluntary petitions with the Bankruptcy Court seeking reorganization relief under the Bankruptcy Code.  These chapter 11 cases were jointly administered under the caption In re: Idearc Inc., et al, Case No. 09-31828.  On December 22, 2009, the Bankruptcy Court confirmed Idearc’s First Amended Joint Plan of Reorganization.  On December 31, 2009, the Company emerged from bankruptcy and all pre-petition claims against the Company were discharged.

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

In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges.  The proposed assessment relates to the audit period March 1998 through May 2005. On May 5, 2008, the State of New York issued a notice of determination to the Company for approximately $28 million. The Company filed its response on July 25, 2008.  On October 1, 2009, the State of New York issued another notice of determination for sales and use tax for the period June 2005 to June 2009, for approximately $26 million. The tax allegedly due as asserted by the State is related to sales and use tax on printing and mailing charges. The Company filed its response asserting its disagreement with the second notice of determination.  The

State of New York also sent individual notices of determination to past and current Company officers.  The Company expects to file its response to those individual notices as well.  All the matters against the Company and the individuals have been stayed beyond the outcome of a related matter.

In late December 2008, the Company received tax assessments from the State of Washington related to operating taxes allegedly due on the Company’s inter-company transactions.  The proposed assessments totaling approximately $12.5 million relate to the audit period January 1, 2003 through June 30, 2008.  On February 19, 2009, the Company filed appeals to these assessments.  A first hearing on the Company’s appeals was held on October 20, 2009, before a Washington administrative law judge.  The Company does not expect a ruling on its appeals before the first quarter of 2010.

The Company was served with a lawsuit on January 29, 2009, originally filed on January 13, 2009, in the U.S. District Court for the Southern District of California.  The plaintiff in this case claims that the Company used plaintiff’s copyrighted material without a license in multiple publications across the country.  Plaintiff seeks an injunction and both statutory and actual damages.  Plaintiff filed a claim in Idearc’s bankruptcy, and also amended her complaint in California to seek recovery against Verizon for the same offenses.   Because of the Company’s indemnification obligations to Verizon, the Company filed for and the Court dismissed Verizon from the case.  The Company expects to file a motion to dismiss the Company defendants from the case because of the discharge in bankruptcy.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust.  The suit generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts which made their statements misleading, regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 26, 2009, the Bankruptcy Court entered an injunction prohibiting the prosecution of the Corwin litigation while the Company remains in bankruptcy. Since the Company has emerged from bankruptcy, the injunction has been lifted and the case will commence.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On April 30, 2009, May 21, 2009 and June 5, 2009, three separate class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not on the Company or its subsidiaries).  The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007, and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas, against two of the Company’s current officers (but not on the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008, and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with this case.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District.  Each of the plaintiffs have filed motions to be named lead plaintiff and each of the plaintiffs’ attorneys have filed motions to be named lead plaintiffs’ counsel.  The Court has initially named a lead plaintiff and lead plaintiffs’ counsel; however, several of the parties have asked the Court to reconsider that order.  The Company’s response will not be due until after the motions are resolved.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On July 14, 2009, an unsecured creditor of the Company filed an adversary proceeding in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers and directors (but not on the Company or its subsidiaries).  Other defendants include Verizon Communications Inc. and certain of Verizon’s current and former officers and directors. The complaint is a request by this creditor to subordinate all the secured and unsecured claims in the Bankruptcy to his claim.  The only count aimed at the Company’s current and former officers and directors alleges that the individuals breached their fiduciary duty to the plaintiff by allowing Verizon to “loot” the Company and seeks unspecified damages to include recovery of the amount of plaintiff’s claim against the Company.  The Court entered an order granting the Company’s motion and dismissed the complaint with prejudice on November 10, 2009.  The time for appeal of that order has run.   The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On December 10, 2009, plaintiff, a former employee with a history of litigation against the Company, filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company Employee Benefits Committee.  The complaint attempts to recover alleged losses to the various savings and pension plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA of the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that the defendants wrongfully allowed all the plans to invest in Idearc common stock, alleges that the defendants made material misrepresentations regarding the Company’s financial performance and condition, alleges the defendants had divided loyalties, alleges the defendants mismanaged the plan assets, and alleges certain defendants breached their duty to monitor and inform the committee members of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  The plaintiffs have recently obtained service and the Company’s response will be due after a future amended pleading is filed by the plaintiffs.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon benefit committee and the Company benefit committee.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the spin.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents which would entitle the plaintiffs to statutory penalties under ERISA; that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed directly at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company has waived issuance of citation making the answer or response date February 25, 2010.

Note 16  Quarterly Financial Information (Unaudited)

	Predecessor Company
Quarter Ended	Operating Revenue	Operating Income	Net Income (Loss)	Earnings (Loss) per Share(1)
	(in millions, except per share amounts)
2009 (2)
March 31 (3)	$674	$185	$(243)	$(1.66)
June 30	651	216	142	0.97
September 30	611	186	101	0.69
December 31 (4)	576	154	8,257	56.32
2008
March 31	$770	$339	$111	$0.76
June 30	759	279	76	0.52
September 30	735	279	73	0.50
December 31 (5)	709	29	(77)	(0.53)

(1)

Equity based awards granted in 2008 and 2007 caused an immaterial increase in the number of dilutive shares with no material impact to the calculation of diluted earnings per common share. Earnings per share is computed independently for each quarter and the sum of the quarters may not equal the annual amount.

(2)	During 2009 the Company entered and emerged from Chapter 11 Bankruptcy. See Note 2 to the consolidated financial statements for additional information.
(3)

The quarter ended March 31, 2009 includes a charge of $396 million recorded as reorganization items associated with the process of reorganizing the business under Chapter 11 of the United States Bankruptcy Code.

(4)

The quarter ended December 31, 2009, includes reorganization items of $8,475 million in the consolidated statements of operations. See Notes 2 and 10 to the consolidated financial statements for additional information.

(5)	The quarter ended December 31, 2008 includes $225 million of non-cash impairment charges associated with impairments of intangible assets related to Switchboard.com and other assets.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on its assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of internal control over financial reporting, as stated in their report which follows below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SuperMedia Inc.

We have audited SuperMedia Inc.’s internal control over financial reporting as of December 31, 2009 (Successor), based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SuperMedia Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SuperMedia Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SuperMedia Inc. as of December 31, 2009 (Successor) and 2008 (Predecessor) and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009 (Predecessor) and our report dated February 26, 2010 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Idearc Inc.’s plan of reorganization, which became effective on December 31, 2009.

/s/ Ernst & Young LLP

Dallas, Texas

February 26, 2010

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

DIRECTORS

The company’s by-laws provide that the number of directors will be determined by our board of directors from time to time.  The board currently consists of nine members.  In connection with our reorganization, the creditor’s committee and the company retained a third-party search firm to assist in identifying and evaluating potential board members.  Mr. Klein and Mr. Rogers were members of the board of directors prior to the completion of our reorganization.  Except for Mr. Slater, the other directors listed below joined the board upon the completion of our reorganization on December 31, 2009.  On January 21, 2010, Mr. Slater was appointed to the board pursuant to the terms of the Amended and Restated Standstill Agreement, dated January 21, 2010, by and between the company and investment funds and accounts managed by Paulson & Co. Inc.

The current directors will serve until the next annual meting of stockholders, or until their earlier resignation or removal.  Our current board of directors includes the following individuals:

Edward J. Bayone, age 55, has taught full time at Brandeis University’s International Business since 2003 and is the Earle W. Kazis Professor of the Practice of Finance and International Real Estate.  He currently serves as an advisor to Churchill Financial, LLC, a commercial finance and asset management company founded by Bear Stearns Merchant Banking (now known as Irving Place Capital) and served as a board member from 2006 to 2009.  Mr. Bayone was formerly a financial consultant to various corporate clients from 2003 to 2006.  Prior to this, he held numerous positions at FleetBoston Financial Group, and its predecessors, from 1979 to 2002, including Executive Vice President and Chief Credit Officer.  Mr. Bayone has a M.I.A. in Banking and Finance from Columbia University, a M.A. in History from the University of Rochester, and a B.A. in History from Queens College.  He is also a member of the board of the Combined Jewish Philanthropies of Greater Boston and serves on the Budget and Administration Committee.

Robert C. Blattberg, age 67, is currently the Timothy W. McGuire Distinguished Service Professor of Marketing and the director of the Center for Marketing Technology and Information at Carnegie Mellon University’s Tepper School of Business.  From 1991 to 2008, Mr. Blattberg was a professor and director of the Center for Retail Management at Northwestern University’s Kellogg Graduate School of Management.  Prior to this, he was a professor and director of the Center for Marketing Information Technology at the University of Chicago Graduate School of Business.  Mr. Blattberg has a Ph.D. and an M.S. in Industrial Administration from Carnegie-Mellon University and a B.A. in Mathematics from Northwestern University.  He has received numerous research grants from various organizations and has also been honored with a number of awards, including Best Paper in 2005 from the Journal of Interactive Marketing, Educator of the Year in 2004 from the Sales and Marketing Executives organization, and the Robert B. Clarke Award as the Direct Marketing Association Educator of the Year in 1990.  Mr. Blattberg has also authored and published a wide array of books, industry reports, and articles focused on various topics in marketing and economics.

Charles B. Carden, age 65, currently serves on the board of directors for Ivox Corporation, a privately-held software company that provides driver-based risk management information to fleets and insurance companies.  He also currently serves on the Advisory Board of Dialog Medical, a privately-held software company.  Mr. Carden previously served as a director and member of the Audit and Compensation Committees for Goldleaf Financial Solutions, a publicly held financial software and services company which was acquired by Jack Henry and Associates in October 2009.  He also previously served as a director and member of the Compensation Committee for Netzee, a provider of internet banking and bill payment services that was acquired by Certegy.  From 1999 to 2007, Mr. Carden held the positions of Senior Vice President and Chief Financial Officer for John H. Harland Company, a provider of products and services to the financial institution and education markets.  Prior to this, he was the Executive Vice President and Chief Financial Officer for Mariner Post-Acute Network and the Senior Vice President, Finance & Administration and Chief Financial Officer for Leaseway Transportation Corp.  In addition, he has served as a director of Fairmont Theatre for the Deaf and the Bellflower Center for the Prevention of Child Abuse.  Mr. Carden has an M.B.A. from Harvard University and a B.A. in Mathematics from Westminster College.  He also served as a lieutenant in the U.S. Army from 1969 to 1971.

Robin Domeniconi, age 48, has been with Microsoft Corporation since 2008 as the Vice President, US Microsoft Advertising.  From 2007 to 2008, Ms. Domeniconi was the Senior Advisor/Media & Digital of Avista Capital Partners.  Prior to this, she was with Time Warner as President of Time, Inc. Media Group from 2005 to 2007 and as President and Publisher of Real Simple from 1999 to 2005.  Ms. Domeniconi has also served for Meredith Corporation as Publisher of Country Home and Country Gardens Magazine and Golf for

Women Magazine.  She was previously an Associate Publisher of Arts & Antiques Magazine for Transworld Publishing and a National Sales Manager for Communities Magazine.  Ms. Domeniconi has a B.A. from the University of Florida.

Thomas D. Gardner, age 52, has previously served as a trustee for Northern Westchester Hospital and Reader’s Digest Foundation, and is currently a trustee for Guideposts.  He most recently served as Executive Vice President of Reader’s Digest Association, Inc. from 2006 to 2007, and was President of Reader’s Digest International from 2003 to 2007.  Prior to holding those positions, he also held numerous other positions with Reader’s Digest Association, Inc. from 1992 to 2007, including President, North American Books and Home Entertainment; President, Global Marketing; Senior Vice President, Corporate Strategy and U.S. New Business Development; Vice President, Marketing, Reader’s Digest USA; and Director, Corporate Planning.  From 1989 to 1992, Mr. Gardner was a Management Consultant for McKinsey & Co.  Other experience includes time with General Foods Corporation in Product Management, Desserts Division, and with Yankelovich, Skelly and White, Inc., Industrial and Corporate Communications division, in Project Management.  Mr. Gardner has an M.B.A. from Stanford University and a B.A. in Political Science from Williams College.

David E. Hawthorne, age 59, has been with Hawthorne Management LLC since 2005, a firm that develops, owns, and operates commercial real estate in central Florida.  He previously served as a consultant to Friedman’s Inc., assisting the jewelry retailer in investigating operating and financial issues.  From 2001 to 2003, Mr. Hawthorne was the President and Chief Executive Officer of Lodgian, Inc., an independent hotel owner and operator.  He was also a consultant for FTI Consulting, Inc. from 2000 to 2001, during which he served as Executive Vice President and Chief Restructuring Officer of Tower Records, Inc.  Mr. Hawthorne has also served as the acting Chief Executive Officer of Premier Cruise Lines, the Executive Vice President and Chief Financial Officer of Alliance Entertainment Corporation, and the Chairman and Chief Executive Officer of Servico Hotels and Resorts, Inc.  Mr. Hawthorne has an M.B.A. from the University of Tampa and a B.A. from the University of South Florida.  In addition, he served in the U.S. Army from 1970 to 1972.

Scott W. Klein, age 52, has been Idearc’s Chief Executive Officer and an Idearc board member since June 2008.  Mr. Klein previously served as an operating partner of Symphony Technology Group, a private investment firm, since November 1, 2007.  From January 2004 to October 2007, Mr. Klein served as President and Chief Executive Officer of Information Resources, Inc., a provider of information solutions for the consumer packaged goods, retail, and healthcare industries.  Prior to joining Information Resources, Mr. Klein served as President, Consumer Industries, Retail & Energy Global Industry Group of Electronic Data Systems Corporation from July 2001 to January 2004.  Mr. Klein also held management positions with PC Mall, Inc., PrimeSource Building Products, Inc., Guardian Purchasing Corp., PepsiCo, Inc., and The Procter & Gamble Company earlier in his career.

Thomas S. Rogers, age 55, has served as a director of Idearc since November 2006.  He serves as a member of the Human Resources Committee and the Nominating and Corporate Governance Committee.  Mr. Rogers currently serves as President and Chief Executive Officer of TiVo Inc., a position he has held since July 2005.  He also currently serves on the board of directors of TiVo Inc., a provider of television-based interactive and entertainment services.  Mr. Rogers previously served as chairman of the board of Teleglobe International Holdings, Ltd., a provider of international voice, data, internet, and mobile roaming services, from November 2004 to February 2006.  He also has served as chairman of TRget Media LLC, a media industry investment and operations advisory firm, since July 2003.  Mr. Rogers served as the senior operating executive for media and entertainment for Cerberus Capital Management, a large private equity firm, from 2004 to July 2005.  Prior to holding that position, he served as chairman and chief executive officer of Primedia, Inc., a print, video, and online media company, from October 1999 to April 2003.  From January 1987 until October 1999, Mr. Rogers held positions with National Broadcast Company, Inc., including president of NBC Cable and executive vice president.

John Slater, age 36, is a Vice President at Paulson & Co. Inc. where he focuses on investments in the media, telecom and technology sectors.  Mr. Slater joined Paulson in January 2009.  Previously, he was a Vice President at Lehman Brothers and Barclays Capital where he worked from 2004 to 2008 in the Global Trading Strategies group focusing on investments in the media and other sectors.  Prior to Lehman, he was Senior Director, Finance and Strategy at NextSet Software Inc., a financial trading systems software vendor.  He started his career as an Associate Consultant at Burlington Consultants, a strategy consultancy based in London.  He holds an MBA from INSEAD, an MA and BA from the University of Cambridge and he is a CFA Charterholder.

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

Based solely on a review of the copies of such forms furnished to the company, the company believes that during 2009 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% stockholders were in compliance with Section 16(a).

Code of Conduct

The company has adopted a code of conduct applicable to all of its directors, officers and employees, including the chief executive officer, chief financial officer and chief accounting officer.  The purpose of the code of conduct is to, among other things, focus our directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct and to help enhance and formalize our culture of integrity, respect and accountability.  The information with respect to our code of conduct for executive and financial officers and directors is posted on our website at www.supermedia.com in the Investor Relations tab under “Governance — Code of Conduct.”  The company will post information regarding any amendment to, or waiver from, its code of conduct on its website under the Investor Relations tab as required by applicable law.

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

•                  a written statement by the stockholder and director candidate agreeing to make available to the nominating and corporate governance committee all information reasonably requested in connection with the nominating and corporate governance committee’s consideration of the director candidate; and

•                  the director candidate’s name, age, business and residential address, principal occupation or employment, number of shares of the company’s common stock and other securities beneficially owned, a resume or similar document detailing personal and professional experiences and accomplishments, and all other information relating to the director candidate that would be required to be disclosed in a proxy statement or other filing made in connection with the solicitation of proxies for the election of directors pursuant to the Securities Exchange Act of 1934, as amended, the rules of the SEC and the NASDAQ corporate governance standards.

The stockholder’s notice must be signed by the stockholder recommending the director candidate for consideration and sent to the following address: SuperMedia Inc., P.O. Box 619810, 2200 West Airfield Drive, D/FW Airport, TX 75261, Attention: Corporate Secretary (Nominating and Corporate Governance Committee Communication/Director Candidate Recommendation).

The Board

Under the company’s corporate governance guidelines, each director is expected to devote the time necessary to appropriately discharge his responsibilities, review all meeting materials distributed in advance of a meeting and be prepared to discuss the business to be presented and is strongly encouraged to attend and participate in all board meetings and meetings of board committees on which he serves.  During 2009, prior to the completion of the company’s reorganization, the board held 13 meetings.  The board did not hold any meetings in 2009 after the completion of the company’s reorganization.  Except for Jonathan F. Miller, each member of our previous board attended at least 75% of the total number of meetings of the board and committees on which he served during the period he was a director.  Mr. Miller resigned from the board on March 27, 2009.  Prior to his resignation, the board held four meetings and the nominating and corporate governance committee held one meeting. Of these meetings, Mr. Miller attended three board meetings.

The board has established a policy that its non-management directors meet regularly in executive session, without members of management present.  A non-management director presides over each executive session.  In 2009, our chairman of the board or, in his absence, the lead director, had this responsibility.

As part of the company’s corporate governance guidelines, the board has adopted a policy that strongly encourages each director to attend each stockholder meeting.  Due to the company’s ongoing reorganization efforts, the company did not hold a stockholder meeting in 2009.

Board Committees

The board has three standing committees: audit committee, human resources committee and nominating and corporate governance committee, each of which is described below.  Each committee operates under a written charter adopted by the board.  All of the charters are publicly available on our website at www.supermedia.com under the Investor Relations tab.  You may also obtain a copy of our charters upon written request to our investor relations department at our principal executive offices.

Upon the nominating and corporate governance committee’s recommendations, the board appoints committee members annually.  The table below sets forth the current composition of our board committees.

	Audit Committee	Human Resources Committee	Nominating and Corporate Governance Committee
Edward J. Bayone	✓
Robert C. Blattberg			✓ (Interim Chair)
Charles B. Carden	✓ (Chair)
Robin Domeniconi			✓
Thomas D. Gardner	✓	✓
David E. Hawthorne		✓ (Chair)
Thomas S. Rogers		✓	✓

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

•                  preparing the Audit Committee Report to be included in our annual proxy statement; and

•                  reviewing the adequacy of the audit committee charter on an annual basis.

During 2009, the audit committee held 21 meetings prior to the completion of our reorganization.  The audit committee did not meet in 2009 after we emerged from bankruptcy.  Our independent registered public accounting firm reports directly to the audit committee.  Each member of the audit committee has the ability to read and understand fundamental financial statements.  The board has determined each current member of the audit committee is “independent” as defined by the NASDAQ listing standards, and Rule 10A-3 of the Securities Exchange Act of 1934.  The board has also determined that Charles B. Carden meets the requirements of an “audit committee financial expert” as defined by the rules of the SEC.  Prior to the completion of our reorganization, the previous board determined that Donald B. Reed, Stephen L. Robertson and Paul E. Weaver, the previous members of the audit committee, were “independent” as defined by the New York Stock Exchange corporate governance standards, which the previous board had chosen to use to determine independence.

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

•                  preparing the Human Resources Committee Report to be included in the annual proxy statement;

•                  overseeing preparation of the Compensation Discussion and Analysis to be included in the annual proxy statement; and

•                  reviewing the adequacy of the human resources committee charter on an annual basis.

During 2009, the human resources committee held nine meetings prior to the completion of our reorganization.  The human resources committee did not meet in 2009 after the completion of our reorganization.  The board has determined that each current member of the human resources committee is “independent” as defined by the NASDAQ listing standards.  Prior to our emergence from bankruptcy, the previous board determined that Stephen L. Robertson, Thomas S. Rogers and Paul E. Weaver, the previous members of the human resources committee, were “independent” as defined by the New York Stock Exchange corporate governance standards, which the previous board had chosen to use to determine independence.

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

During 2009, the nominating and corporate governance committee held two meetings prior to the completion of our reorganization.  The nominating and corporate governance committee did not meet in 2009 after the completion of our reorganization.  The board has determined that each current member of the nominating and corporate governance committee is “independent” as defined by the NASDAQ listing standards.  Prior to our emergence from bankruptcy, the previous board determined that Jonathan F. Miller, Donald B. Reed and Thomas S. Rogers, the previous members of the nominating and corporate governance committee, were “independent” as defined by the New York Stock Exchange corporate governance standards, which the previous board had chosen to use to determine independence.  In 2009, in connection with our reorganization, the creditors’ committee and the company retained a third-party search firm to help identify and evaluate qualified director nominees to appoint to the board upon the completion of our reorganization.

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Decisions with respect to compensation for our executive officers, including our chief executive officer, are made by the human resources committee of our board of directors (the “committee”).  In March 2009, we filed a voluntary petition for Chapter 11 bankruptcy protection.  We completed our reorganization on December 31, 2009.  Under our plan of reorganization, the composition of our board of directors has changed.  Seven new directors joined two former directors to form a new nine-member board.  As a result, the membership of the committee also changed.  Below we describe the actions and philosophies of the committee as it existed during 2009.

The following discussion and analysis are focused primarily on the compensation for our executive officers during 2009, with additional detail provided for our named executive officers.  Our “named executive officers” are:

•                  our chief executive officer;

•                  our chief financial officer;

•                  the three other most highly compensated executive officers in 2009 who were serving as executive officers at the end of 2009; and

•                  one former executive officer who would have been among the other most highly compensated executive officers in 2009, but was not serving as an executive officer at the end of 2009.

The compensation of our named executive officers is presented in the tables and related information and discussed under “Executive Compensation” following this section.

Impact of Reorganization on 2009 Compensation Decisions

The decisions made by the committee with respect to our executive compensation program for 2009 were significantly impacted by the company’s reorganization efforts in late 2008 and early 2009.  In developing our executive compensation program for 2009, the committee sought to implement a program that would provide an appropriate incentive to our executive officers to maintain focus on transforming our business, achieving our strategic objectives and reducing operating costs while working concurrently to reorganize our capital structure and reduce our debt service obligations.  In an effort to achieve these objectives, the committee approved an executive compensation plan for 2009 that included:

•                  annual base salaries consistent with 2008 levels, except for our chief financial officer and general counsel;

•                  an annual incentive plan designed to reward achieving specific financial goals for 2009; and

•                  a special opportunity incentive plan designed to reward meeting specified financial and strategic goals during the first half of 2009.

Our 2009 executive compensation program did not include a long-term incentive compensation opportunity.  Long-term incentive compensation in the form of equity awards had been a key component of our executive compensation program.  The committee considered a long-term incentive opportunity for 2009 that would include a payout in either equity, cash or a combination thereof.  However, the committee determined not to approve a long-term incentive opportunity for 2009 because of the possibility that all outstanding equity awards would have little or no value if the company completed a debt restructuring and a long-term cash-based incentive was not financially appropriate for the company under current conditions.  Upon the completion of our reorganization, all of the pre-emergence common stock of Idearc Inc. was cancelled effective as of December 31, 2009.  In addition, all of our then-existing incentive plans were terminated and all outstanding equity incentive awards were cancelled.  No monetary compensation was received by our named executive officers in connection with the cancellation of their stock and option awards.

More detailed information about our 2009 executive compensation program is provided below under the heading “—2009 Compensation Program.”

Compensation Philosophy and Objectives

In making compensation decisions for executive officers, the committee was guided by a pay-for-performance philosophy.  The committee believed a significant portion of each executive’s total compensation opportunity should be tied to and vary with achievement of the company’s financial, operational and strategic goals.  Consistent with prior years, the committee’s desired overall objective was to provide executive officers with base salaries that approximated the 50th percentile, and incentive compensation for superior performance that approximated the 75th percentile of the aggregate of base salaries plus incentive compensation earned by executive officers at the companies comprising the 2009 comparator group.  However, the committee was faced with challenges related to the efforts being undertaken by the company to reorganize our capital structure and reduce our debt service obligations, and the possibility that the company might file for protection under federal bankruptcy laws.

In light of these circumstances, the committee had to modify its desired overall objective and decided to set base salaries near the 50th percentile of the 2009 comparator group and set the target annual incentive opportunities, as a percent of base salary, at approximately the 75th percentile of the applicable comparator group for similar executive positions.  The committee decided not to make any long-term incentive grants in 2009 and, as a result, the total pay opportunity provided was significantly below the committee’s objective.

For additional information about the committee’s decision not to approve a long-term incentive compensation opportunity for 2009, see “—Impact of Reorganization of 2009 Compensation Decisions” above.

In designing the compensation program for executive officers, the committee sought to achieve the following key objectives:

•                  Retain Talented Executives.  The compensation program should provide each executive officer with a total compensation opportunity that is market competitive.  This objective is intended to ensure that the company is able to retain executives, including during the reorganization process, while maintaining an appropriate cost structure for the company.

•                  Motivate Executives.  The compensation program should encourage our executive officers to achieve the company’s short-term and long-term goals.

•                  Compensation Should Be Transparent.  The elements of our compensation program should be easily understood by both our executives and our stockholders.

Elements of Our 2009 Executive Compensation Program

Our 2009 compensation program for executive officers used the compensation elements summarized below.

Compensation Program Elements	Employees Covered	Description	Key Objectives Promoted
Annual Cash Compensation
Base Salary	All salaried employees	Fixed annual cash compensation paid every two weeks.	Designed to enable the company to attract and retain talented employees.
Short-Term Incentive Programs	Approximately 2,500 employees	Variable cash compensation based on performance achieved against pre-established goals for specified periods.	Designed to motivate and reward achievement of financial, operational and strategic business goals.
Retirement Benefits
Savings Plan	Available to approximately 5,500 eligible employees

A 401(k) retirement savings plan that enables employees to contribute a portion of their compensation with a company matching contribution of up to 6%. For eligible participants, an additional matching contribution of up to 3% may be awarded based on company performance.

Designed to be market competitive, given that most companies of our size provide a 401(k) plan with a matching contribution component.
Management and Excess Pension Plans	Approximately 2,500 eligible employees hired before 2006

Retirement benefits provided by Verizon prior to the spin-off. The plans were frozen by Verizon in mid-2006. At the time of the spin-off, Verizon transferred plan assets and liabilities for eligible employees transferred to the company.

A legacy obligation transferred to the company in connection with our spin-off in 2006.
Severance and Change in Control Benefits
Severance Benefits absent a Change in Control	All executive officers	Severance benefits equal to a multiple of salary and short-term incentive in the event of a termination by the company without cause.

Designed to enable the company to attract and retain talented executives and to protect the company’s interests through restrictive post-employment covenants, including noncompetition and nonsolicitation.

Compensation Program Elements	Employees Covered	Description	Key Objectives Promoted
Severance Benefits in connection with a Change in Control	All executive officers	Severance benefits equal to a multiple of salary and short-term incentive in the event of a termination by the company without cause or by the executive for good reason following a change in control.	Designed to ensure that management is able to evaluate any potential change in control transaction objectively and provide for continuity of management in the event of a change in control.
Other Benefits and Perquisites
Health and Welfare Benefits	Available to approximately 5,800 eligible employees	Health, dental, vision, term life and disability insurance.	Customary benefits that enable the company to attract and retain employees as most companies of our size provide similar benefits.
Whole Life Insurance	Three executive officers	A supplemental life insurance program with a savings component, including a payment for taxes associated with the portion of the premium reimbursed to the executive by the company.	A legacy benefit provided by Verizon and continued by the company in connection with our spin-off in 2006.
Perquisites	All executive officers	Includes flexible allowances, financial planning and annual physical exams.	Customary benefits generally consistent with similar perquisites provided by Verizon to its executives that enable the company to attract and retain employees.

Committee’s Role in Establishing Compensation

The committee approves, or recommends to the board for approval, all compensation decisions for our executive officers.  The committee believes that one of its key functions is to help ensure that our executives are fairly compensated based upon their performance and contribution to the company’s future growth and profitability and that its compensation decisions support the company’s compensation philosophy and short- and long-term strategic business objectives.  The committee chair sets the agenda for all committee meetings, with input from management and the committee’s advisor.

Advisor to the Committee

In September 2007, the committee selected Exequity, LLP as its executive compensation advisor.  In 2009, Exequity advised the committee with respect to its compensation decisions for all of our executive officers, including our chief executive officer.  Exequity reports directly to the committee and only provides services that are requested and authorized by the committee.  Exequity continues to advise the committee with respect to our executive compensation matters.

Management’s Role in Establishing Compensation

The company’s human resources department administers our executive compensation program.  At the request of the committee or management, the executive vice president of human resources is responsible for making proposals to the committee for changes to our executive compensation program.  The committee may also request its advisor to review and provide suggestions for changes to the compensation program.  Our executive vice president of human resources is the primary management contact for the committee chair.

In 2009, our chief executive officer, our executive vice president of human resources and our general counsel regularly attended committee meetings to discuss executive compensation matters under consideration by the committee and to answer questions regarding those matters.  The chairman of our 2009 board of directors was an ex-officio member of the committee and usually attended committee meetings.  The committee also regularly met in executive session without management present.

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

Review of Compensation Program

In determining our executive compensation program for 2009, the committee considered the four main factors described below.

•                  Market Competitiveness.  The committee reviewed market data provided by its advisor for each of the executive officers.  The committee completes a market study at the beginning of each year to evaluate whether market trends would require changes to the current compensation program and pay levels of the executives.

•                  Internal Equity.  The committee considered the level of total compensation opportunity for the executive officers in relation to one another to ensure that each executive’s contribution to company performance was appropriately reflected.  The committee considered compensation in relation to other executive officers due to their similar scope of responsibility and contribution to the company’s performance.  The committee also considered the relationship between the compensation of our chief executive officer and the company’s other executive officers.

•                  Individual Performance.  The committee considered each individual executive’s experience and the potential for the executive to expand his or her responsibilities and contributions to the company.

•                  Probability of Reorganization.  The committee considered the impact reorganizing our capital structure and reducing our debt service obligations would have on compensation elements, such as equity-based incentive compensation.  In particular, the committee considered that, in many reorganizations, all outstanding long-term equity incentive awards may ultimately have little or no value upon the completion of the reorganization.

Employment Agreements

Chief Executive Officer

In May 2008, the company entered into an employment agreement with Scott W. Klein in connection with his appointment as chief executive officer of the company.  This employment agreement continued in effect after the completion of our reorganization.  The agreement provides for a minimum annual base salary, minimum short- and long-term incentive compensation opportunities under plans approved by the committee, as well as severance and other benefits.  For a description of the material terms of Mr. Klein’s employment agreement, see “Executive Compensation—CEO Employment Agreement” and “Executive Compensation—Potential Payments Upon Termination or Change in Control—CEO Employment Agreement.”

Other Executive Officers

The company does not have employment agreements with its other executive officers.  This decision was based on the committee’s review of survey data for similarly positioned executives and the fact that the other executive officers are eligible to receive severance benefits and are subject to certain restrictive covenants under the company’s executive transition plan.  This plan was approved by the committee in April 2007 and was designed primarily to encourage executives to remain employed by the company by providing certain severance protection against involuntary termination of employment with additional severance protection applicable to a termination of employment in connection with a change in control.  For additional information about this plan, see “Executive Compensation—Potential Payments Upon Termination or Change in Control—Executive Transition Plan.”

Benchmarking and Comparator Group

In November 2008, the committee reviewed the comparator group of companies to be used to provide market references in establishing the total compensation opportunity for our executive officers.  In connection with this review, the committee’s advisor identified all public companies in the same Global Industry Classification System code as the company with annual revenue similar to that of the company.  The committee compared this list against the comparator group used in the prior year and made minor changes in order to maintain a list of comparator companies that are similar to our company.  The comparator group used to provide market references in establishing the total compensation opportunity for our executive officers in 2009 included the following companies:

• A. H. Belo Corporation	• Meredith Corporation
• The E.W. Scripps Company	• The New York Times Company
• Gannett Co., Inc.	• Dex One Corporation
• Lee Enterprises, Inc.	• Tribune Company
• The McClatchy Company	• Valassis Communications, Inc.
• Media General, Inc.	• The Washington Post Company

2009 Compensation Program

In December 2008 and February 2009, the committee reviewed compensation data from the comparator group, supplemented by data from the most relevant executive compensation surveys available, in order to evaluate proposed annual base salaries and incentive award opportunities for 2009.  The committee’s primary objectives were to align pay with performance and to establish a compensation program that was more heavily oriented toward short-term incentive compensation.

Based on these objectives and in accordance with the efforts being undertaken by the company to reorganize our capital structure and reduce our debt service obligations, the committee decided to set base salaries near the 50th percentile of the 2009 comparator group and set the target annual incentive opportunities, as a percent of base salary, at approximately the 75th percentile of the applicable comparator group for similar executive positions.  The committee decided not to make any long-term incentive grants in 2009.  For additional information about the committee’s decision not to approve a long-term incentive compensation opportunity for 2009 and the committee’s philosophy and objectives for 2009, see “—Impact of Reorganization of 2009 Compensation Decisions” and see “—Compensation Philosophy and Objectives” above.

While the committee used market competitiveness as a guideline, it also considered individual performance, changes in responsibilities from the prior year, experience, potential for future contributions, internal pay equity and the current economic conditions impacting our business and industry.  In addition, the committee exercised its judgment regarding the appropriate compensation levels necessary to retain individuals qualified and motivated to lead the company through the current market, industry conditions and the company’s efforts to restructure its capitalization and debt service obligations.

In 2009, the committee also sought to incentivize our employees, including our executive officers, to attain performance goals essential to the implementation of new initiatives.  To do this, the committee approved a special opportunity incentive to reward employees for achieving certain financial and strategic goals during the first six months of 2009.  The committee, the board and management believed that achievement of these goals in the first half of 2009 was critical to the company’s success.  The aggregate target opportunities for participants in the special opportunity incentive plan were established after consideration of the amount that the company could afford to pay without creating an unreasonable financial burden for the company.

Base Salary

Base salaries provide our executive officers with a predictable level of income.  The committee typically reviews base salaries of our executive officers on an annual basis.  During the committee’s review of base salaries for executive officers for 2009, the committee primarily considered market data provided by the committee’s advisor, individual responsibilities, performance and experience of the executive officer, recommendations made by our chief executive officer and internal pay equity among all of our executive officers.

In February 2009, the committee reviewed market data indicating whether the then-current base salaries of our executive officers were generally consistent with the median base salaries of executive officers in similar positions at the companies comprising the comparator group.  According to the market data, the base salary of our chief financial officer was below the market median.  Based upon this market data and consideration of the other factors described above, the committee determined not to increase the base salaries of our named executive officers, except for our chief financial officer.

To bring the salary of our chief financial officer closer to the market median, the committee approved an increase in his base salary, effective as of March 1, 2009, representing 15% of his base salary at the end of 2008.  This increase in base salary did not result in our chief financial officer having a base salary that approximated the market median.  Rather, the committee determined to evaluate his performance later in the year and, if warranted, increase his base salary to approximate market median.  The committee determined to take this approach because he was promoted in 2008 and the committee wanted to more fully evaluate his performance before increasing his base salary to approximate the market median.

In August 2009, the committee again reviewed the base salary of our chief financial officer.  Based on its consideration of performance evaluations provided by the chief executive officer, the committee approved further increases in his base salary representing 13% of his then-current base salary.  The committee believed that this additional increase resulted in our chief financial officer having a base salary that approximated the market median.  Total increases in 2009 to the base salary of our chief financial officer represented 31% of his base salary at the end of 2008.

The following table sets forth the base salaries for our named executive officers for 2008 and 2009.

Name	2008 Base Salary	2009 Base Salary	Percentage Increase
Scott W. Klein	$1,000,000	$1,000,000	—
Chief Executive Officer

Samuel D. Jones	325,000	425,000	31%
Executive Vice President, Chief Financial Officer and Treasurer

Frank P. Gatto	385,000	385,000	—
Executive Vice President—Operations

Michael D. Pawlowski	375,000	375,000	—
Executive Vice President—Sales

Briggs Ferguson	425,000	425,000	—
Former President—Internet

Scott B. Laver	425,000	425,000	—
Former Executive Vice President—Sales

Incentive Compensation

Annual Incentive Compensation.  In February 2009, the committee approved target opportunities for each named executive officer under the annual incentive compensation plan.  The target awards were set at a percentage of the individual executive officer’s base salary and were subject to the company achieving levels of performance for the following metrics:

•                  Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).  The committee selected this metric because it provides a measure of the company’s performance and ability to service debt and reinvest in growth initiatives.  The committee also believed EBITDA to be a strong indicator of the company’s cash flow, which the committee determined to be an important metric given the company’s level of indebtedness.  EBITDA is a non-GAAP measure.  The committee calculated EBITDA by adding GAAP depreciation and amortization to GAAP operating income.  The committee also added the costs related to restructuring, and other one-time compensation and benefit costs.  The committee retained discretion to adjust EBITDA for unusual or one-time items.

•                  Print Published Revenue.  The committee selected this metric because it is useful for evaluating the company’s performance in its print advertising medium, which is its largest and most profitable business.  Print published revenue represents the total revenue value of directories published that will be amortized over the life of the directories.

•                  Internet Revenue.  The committee selected this metric because it is useful for evaluating the company’s performance in its Internet advertising medium, which the committee considers a growth engine for the company and important to the long-term success of the company.

The metrics established by the committee for the 2009 annual incentive opportunity were the same as those established by the committee for 2008.  The committee also set minimum, target and maximum levels of performance for each metric.  The company’s performance against each of these metrics was weighted to provide an overall, percentage-based measure of performance.  Consistent with the 2008 annual incentive opportunity, the committee decided that the performance metrics should be weighted 50% for EBITDA and 50% for the revenue metrics to balance the company’s focus on revenue growth and cash flows to service debt and other initiatives.  For the revenue metrics, the committee assigned a 25% weighting to the print published revenue metric and a 25% weighting to the Internet revenue metric.  If the combined measure of performance was below 90% achievement, no payments would be made.  At 90% to 100% achievement, awards were payable on a scale from 25% to 100% of an executive officer’s target opportunity.  At 100% to 112.5% achievement, awards were payable on a scale from 100% to 200% of the target opportunity.  The maximum award payable was equal to 200% of an executive officer’s target opportunity.  In accordance with the terms of the annual incentive plan, an executive officer’s actual payout may be increased or decreased based on individual performance.  The performance evaluation includes objective measures established for each executive officer.

The following table sets forth the threshold, target and maximum levels of performance, the weights of each performance metric and performance attained for each of these metrics in 2009.

		Performance Goals			Performance Attained
Performance Metrics	Weight	Threshold	Target	Maximum	Actual
		($ in millions)
EBITDA	50%	$801	$890	$1,002	96.9%
Print Published Revenue	25%	1,868	2,075	2,335	94.8%
Internet Revenue	25%	297	330	372	84.9%

Based on 2009 performance, as approved by the committee, the weighted overall achievement of the performance metrics was approximately 93.4%.  As a result, the total award payout for executive officers was equal to approximately 42% of the target award, which amount was subject to adjustment for individual performance.  The awards were paid out in February 2010.  The amounts paid to the named executive officers under the annual incentive plan are included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation.”

The following table sets forth the 2009 target opportunities and actual payouts based on performance achieved under the annual incentive plan, as a percentage of base salary, for each of our named executive officers.

Name	Target Annual Incentive Opportunity (% of base salary)	Actual Payout (% of base salary)
Scott W. Klein	100%	42%
Samuel D. Jones	80%	48.7%
Frank P. Gatto	80%	33.6%
Michael D. Pawlowski	80%	33.6%
Briggs Ferguson	80%	— (1)
Scott B. Laver	80%	— (1)

(1)       Mr. Laver separated from the company on September 30, 2009 and Mr. Ferguson separated from the company on December 31, 2009.  As a result of their respective separations, each of Messrs. Laver and Ferguson forfeited the right to receive any payout of their annual incentive opportunity.

Opportunity Incentive Compensation.  In February 2009, the committee approved target opportunities for each named executive officer under a special opportunity incentive compensation plan.  The target opportunities were set at a percentage of a base salary pool applicable to the executive officer.  Base salary pools were determined by combining the base salaries of all executive officers at the same compensation level.  As a result, there were two base salary pools applicable to executive officers:  the base salary pool for our chief executive officer and the base salary pool for all other executive officers.  The award for an individual executive officer was determined by multiplying the applicable base salary pool by the applicable target award percentage and then dividing by the number of executive officers in that pool (with the result rounded to the nearest $100).  The applicable base salary pool, target award percentage and target award are shown in the table below.

Position	Base Salary Pool	Target Opportunity Percentage	No. of Participants	Target Opportunity
Chief Executive Officer	$1,000,000	29.26%	1	$292,600
All Other Executive Officers	$3,235,000	23.41%	9	84,100

Payouts were subject to the company achieving levels of performance for the following metrics during the six months ended June 30, 2009:

•                  Local As Sold Revenue.  This metric represents sales for current advertising.  The committee selected this performance measure because it is useful for evaluating the company’s current performance in its print and Internet advertising mediums.

•                  Idearc Challenge/Leads Offer Implementation.  This metric is focused on implementing new technology initiatives for a specified number of directories.  The initiatives are intended to generate new clients, as well as to retain and increase revenue from existing clients, by providing internet and print ads with pricing based on the number of leads delivered to the client.  The committee selected this metric because it is useful for evaluating the effectiveness of our advertising programs to current and potential clients and the progress in repositioning our company as the leading advertising agency for small- and medium-sized businesses.

•                  SuperView Implementation and Adoption.  This metric is aimed at ensuring continued progress in the roll-out of SuperView, our new client relationship management software, and measuring its adoption by media consultants and sales management.  SuperView is intended to improve media consultant productivity, while also allowing sales management to monitor sales activity and forecasting in a consistent manner across the company.  The committee selected this metric because it is critical in evaluating increased productivity and efficiency across the sales organization.

•                  Digital Directory Implementation.  This metric measures timely implementation of digital directories in a specified number of test markets.  Where implemented, the digital directories are used to distribute the local buying information in our print advertising mediums through the internet, giving consumers more information to make buying decisions and our client’s greater exposure.  The committee selected this metric because it is useful for evaluating our efforts to generate revenue from our content in multiple programs and new revenue streams from existing clients.

Under the terms of the opportunity incentive plan, the local as sold revenue target was required to be met for any payout to be earned.  Assuming the revenue target was achieved, a threshold award would be paid for 80% achievement of the three metrics related to implementation of strategic initiatives.  The company’s performance against each of these three metrics was weighted to provide an overall, percentage-based measure of performance.  The committee assigned a 60% weighting to implementation of the Idearc Challenge/Leads Offer, a 30% weighting to the implementation of SuperView, and a 10% weighting to the digital directory implementation.  The committee assigned weightings based on the relative importance of each metric to the company’s strategic goals.  If the combined measure of performance for these three metrics was below 80% achievement, no payouts were earned.  At 80% to 100% achievement, awards were payable on a linear scale from 80% to 100% of an executive officer’s target opportunity.  The maximum amount payable was equal to 100% of an executive officer’s target opportunity.

The committee established the local as sold revenue performance target at $981.4 million for the six months ended June 30, 2009.  This target represented slightly more than the company’s as sold revenue target for the first half of 2009.  The committee believed this would be a challenging goal for our executive officers in light of their concurrent efforts to restructure our capitalization and debt service obligations and the importance of achieving the company’s annual revenue goals.

The following table sets forth the threshold and target levels of performance and the performance level actually attained for each of the three implementation metrics in the first half of 2009.

		Performance Goals		Performance
Performance Metrics	Weight	Threshold	Target	Attained
Idearc Challenge/Leads Offer Implementation	60%	198 directories	247 directories	408 directories
SuperView Implementation	30%	80%	100%	100%
Digital Directory Implementation	10%	4 markets	5 markets	5 markets

For the first six months of 2009, the company achieved $1,004.0 million in local as sold revenue, representing 102% of the related performance target.  In addition, the combined measure of performance for the three implementation metrics was 139%.  As a result, the payout to each executive officer was equal to 100% of his or her target opportunity.  The target opportunity was the maximum amount payable under the special opportunity incentive  plan.  In July 2009, the chief executive officer received an opportunity incentive award of $292,600 and the other executive officers were each entitled to receive an award of $84,100.  The amounts paid to the named executive officers under the opportunity incentive plan are included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

Special One-Time Cash Performance Award — Emergence Bonus

In February 2010, the committee approved special one-time cash performance awards for certain employees, including certain executive officers, in recognition of their extraordinary individual efforts in connection with our reorganization.  In determining the amount of these special one-time performance awards our chief executive officer provided the committee with an evaluation of each executive officer’s contribution to the success of our reorganization and made a recommendation as to the amount of the special performance award to be given to each of the executive officers.  The awards will be paid out in two equal annual installments beginning in February 2010.  Fifty percent (50%) of the bonus will vest and be payable immediately and the remaining fifty percent (50%) of the bonus will vest and be payable on the first anniversary of the date of the award, subject to forfeiture if the recipient voluntarily terminates his or her employment with the company prior to the first anniversary of the date of the award.  However, if the award recipient’s employment is terminated for any of the following reasons prior to the first anniversary of the date of the award, the remaining 50% of the bonus amount will immediately vest and become due and payable on the first anniversary of the date of the award: (i) employment is terminated by the company without cause; (ii) in connection with a change in control, the executive officer terminates his or her employment for good reason (such as a material adverse change in status or position, reduction in salary or target incentive award opportunities, relocation more than 50 miles from current location, or the successor fails or refuses to assume the obligations under the agreement); or (iii) the award recipient becomes disabled or dies.  If the recipient voluntarily terminates his or her employment with the company prior to the payment of the second installment which is payable on the first anniversary of the date of the award, the recipient will forfeit the remainder of the award.

Upon the completion of our reorganization, the committee engaged Mercer (US) Inc. (“Mercer”) to review our compensation programs relative to market practices prevailing among companies recently completing Chapter 11 restructurings.  Mercer worked with our chief executive officer and executive vice president — human resources and employee administration to develop market comparisons and a preliminary design for the special one-time performance award.  Mercer worked directly with the committee and the other non-management directors to finalize the design and develop the award granted to our chief executive officer and other executive officers and key personnel.  Mercer’s analysis evaluated the special one-time performance awards paid in connection with restructurings by Calpine, Nortel Networks, Quebecor World, Chemtura, Movie Gallery, Dura Automotive, Spansion, Vertis, Remy International, Building Material Holding. Woodside Group, Six Flags, WCI Communities, Key Plastics, Journal Register, Apex Silver Mines, and Holley Products.  Mercer also presented a detailed analysis of the executive compensation program of R.H. Donnelley (now known as Dex One), which is one of our direct competitors and undertook a Chapter 11 restructuring during 2009.  The analysis considered the total cost of the programs and the award sizes prevailing for senior executives and particularly focused on the median and average of the sample and factored in the relative size of the restructurings.

The following table sets forth the special one-time cash performance awards for our named executive officers, except for Briggs Ferguson and Scott B. Laver.

Name	Special Performance Award (1)
Scott W. Klein	$2,000,000
Samuel D. Jones	450,000
Frank P. Gatto	320,000
Michael D. Pawlowski	300,000

(1)  Fifty percent (50%) of the bonus amount noted above was paid in February 2010.  The payment of the remaining portion of the special one-time performance award is subject to the conditions noted above.

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

•                  financial planning resources, services and assistance; and

•                  flexible allowances.

The company also reimburses a portion of the premiums associated with whole life insurance policies for those executive officers who received this benefit as Verizon employees prior to the spin-off in 2006.  In addition, the company provides these executive officers with payments for taxes owed by the executives as a result of the premiums reimbursed by the company.  This benefit was provided by Verizon prior to the spin-off in 2006.  For 2009, the committee decided to continue to provide this perquisite only to those executive officers who received this benefit from Verizon prior to the spin-off.  Only three of our executive officers (including Messrs. Gatto and Laver) received this benefit during 2009.  In 2010, only Mr. Gatto will receive this benefit.

The committee approved the flexible allowance for executives in lieu of other perquisites historically provided by our former parent company, such as car allowances and club dues.

These additional benefits and perquisites are generally consistent with the benefits and perquisites provided to executive officers by Verizon prior to the spin-off.  For additional information regarding perquisites provided by the company, see the “Executive Compensation—Summary Compensation Table—All Other Compensation.”

Savings Plan

Our executive officers and other employees are eligible to participate in the SuperMedia Savings Plan.  Participants can elect to contribute to this plan on a pre-tax or post-tax basis and receive a company matching contribution of up to 6% of eligible compensation, which includes base salary and annual short-term incentive, subject to applicable IRS limitations.  Management employees are eligible for an additional company matching contribution under the plan of up to 3% of eligible compensation if performance criteria, established by the committee, are met.  For 2009, a performance-based matching contribution of  1.0% was made based on the company’s weighted attainment of 93.4% of the performance measures established with respect to the annual short-term incentive plan award for 2009.

Pension Plans

In connection with the spin-off, Verizon transferred to the company certain pension assets and liabilities related to our employees, including some of our executive officers.  The benefit obligations are now provided under company pension plans.  These plans do not accept new participants or provide existing participants with additional years of service credit other than for determining retirement eligibility.  For a description of these plans and the benefits payable to the named executive officers, see “Executive Compensation—2009 Pension Benefits.”

Potential Benefits and Payments upon Severance and Change in Control

We provide our executive officers with severance benefits in the event of a termination of employment without cause or in connection with a change in control of the company.  These benefits are provided to our chief executive officer pursuant to his employment agreement.  For our other executive officers, these benefits are provided pursuant to the company’s executive transition plan.  The severance benefits are intended to assist the company in attracting and retaining talented executives.  In addition, the change in control severance benefits are intended to (a) ensure that our executives are able, as a practical matter, to evaluate any potential change in control transaction objectively, (b) encourage executives to remain employed by the company in the event a change in control becomes a real possibility and (c) protect the company’s interests through restrictive post-employment covenants, including noncompetition and nonsolicitation.  For additional information, see “Executive Compensation—Potential Payments Upon Termination or Change in Control.”

The completion of our reorganization involved events that may or may not have met the definition of “change in control” in our chief executive officer’s employment agreement and our executive transition plan.  Each of our executive officers, including our chief executive officer, executed a waiver of the benefits potentially resulting from any change in control provision that could have been triggered by the reorganization.  If these waivers had not been executed, each executive officer may have been entitled to severance benefits if his or her employment were terminated under certain circumstances prior to the first anniversary of the change in control (for our chief executive officer, the second anniversary) or during the six months prior to the change in control.  Our executive officers executed these waivers to facilitate the completion of our reorganization and avoid the financial burden that would have been imposed upon the company.

Stock Ownership Guidelines

We do not currently have stock ownership guidelines for our executive officers.  Prior to our reorganization, the committee had adopted stock ownership guidelines for senior management, including our executive officers, to align the interests of these employees with those of our stockholders and to strengthen the company’s commitment to sound corporate governance.  Prior to our reorganization, all of the named executive officers were in compliance with the stock ownership guidelines.  The current committee is evaluating stock ownership guidelines and currently intends to consider adopting new stock ownership guidelines for senior management in the future.

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

The committee will also consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its other compensation objectives and otherwise reasonably practicable.  The committee may establish annual performance criteria in an effort to ensure deductibility of the cash and restricted stock awards made under the long-term incentive plan.  Base salary does not qualify as performance-based compensation under Section 162(m).  The company currently expects that all compensation paid to the named executive officers in 2009, other than to our chief executive officer and former president - internet, will be deductible by the company.

Taxation of Nonqualified Deferred Compensation

To the extent the committee permits executives to defer compensation or commits to deliver compensation at a later date than when earned and vested, the committee will make efforts to ensure that the requirements of Section 409A of the Internal Revenue Code are satisfied.  Failure to satisfy the Section 409A requirements could subject the executive officers receiving nonqualified deferred compensation to a 20% excise tax.

2010 Executive Compensation Decisions

Long-Term Incentive Plan

Upon the completion of our reorganization on December 31, 2009, we adopted a new long-term incentive plan (the “long-term incentive plan”).  The long-term incentive plan is intended to advance the best interests of the company, its affiliates and its stockholders by providing flexibility to the company in its ability to motivate, attract and retain the services of those persons who have substantial responsibility for the management and growth of the company.  All of our employees and non-management directors are eligible to participate in the long-term incentive plan, which is administered by the committee.  The long-term incentive plan will terminate ten years from the date of its adoption.

The long-term incentive plan is an “omnibus” plan under which we can make the following types of awards:

• Restricted Stock	• Performance Stock Awards

• Restricted Stock Units	• Performance Unit Awards

• Stock Options	• Other Stock-Based Awards

• Stock Appreciation Rights	• Performance-Based Cash Incentive Awards

• Annual Incentive Awards

The terms of individual awards will be provided in the respective award agreements.

We are authorized to issue up to 1,500,000 shares of common stock, adjusted for certain capital changes, under the long-term incentive plan.  Specified transactions, such as a payout in cash of an award originally granted in shares, cancellation, or forfeiture of shares subject to an award, or payment of an option price or tax withholding obligation with previously acquired shares, will restore the number of shares available under the long-term incentive plan, unless otherwise determined by the committee.

The long-term incentive plan provides that, unless otherwise determined by the committee in an applicable award agreement, in the event of a change in control of the company, all stock options and stock appreciation rights awarded under the long-term incentive plan will become immediately exercisable, and any restriction periods on awards will lapse, with all awards payable in full.

As of February 26, 2010, we had not granted any awards to our executive officers or directors under the long-term incentive plan. Our board of directors and human resources committee is in the process of evaluating the grants of awards under the long-term incentive plan.

HUMAN RESOURCES COMMITTEE
REPORT ON EXECUTIVE COMPENSATION

The human resources committee is currently comprised of three directors:  David E. Hawthorne (Chair), Thomas D. Gardner and Thomas S. Rogers.   Under our plan of reorganization, Messrs. Hawthorne and Gardner were appointed to our board of directors upon the completion of our reorganization on December 31, 2009.  They were appointed to the human resources committee in January 2010.  As a result, they did not participate in the decisions described in the Compensation Discussion and Analysis that were made prior to the date on which they were appointed to the human resources committee.  Mr. Rogers served on the human resource committee prior to our reorganization and participated in the decisions described in the Compensation Discussion and Analysis.

The current members of the human resources committee reviewed and discussed the Compensation Discussion and Analysis with management.  Based on this review and discussion, the current members of the human resources committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

David E. Hawthorne, Chair

Thomas D. Gardner

Thomas S. Rogers

EXECUTIVE COMPENSATION

The following executive compensation tables and related information are intended to be read together with the more detailed disclosure regarding our executive compensation program presented under the caption “Compensation Discussion and Analysis” above.

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value (4)	All Other Compensation (5)	Total
Scott W. Klein Chief Executive Officer	2009 2008	$1,000,000 580,769	$1,000,000 681,846	$727,275 421,800	$229,412 133,187	$712,600 218,154	— —	$79,314 1,841,120	$3,748,601 3,876,876
Samuel D. Jones Executive Vice President, Chief Financial Officer and Treasurer	2009 2008 2007	382,500 334,007 200,308	225,000 — —	700,105 314,785 243,693	— — —	291,160 92,170 119,340	138,816 40,503 —	47,062 42,588 36,220	1,784,643 824,053 599,561
Frank P. Gatto Executive Vice President—Operations	2009 2008 2007	385,000 437,115 307,400	160,000 — —	427,873 858,541 724,288	— — —	213,460 109,186 188,129	105,283 13,711 34,035	95,565 85,147 75,992	1,387,181 1,503,700 1,329,844
Michael D. Pawlowski Executive Vice President—Sales	2009 2008 2007	375,000 375,000 301,000	150,000 — —	348,388 236,423 266,526	— — —	210,100 106,350 149,672	115,832 — —	47,486 42,844 36,161	1,246,806 760,617 753,359
Briggs Ferguson (6) Former President—Internet	2009 2008	441,346 326,923	— —	482,755 125,248	229,070 152,713	84,100 92,712	— —	1,351,114 20,203	2,588,385 717,799
Scott B. Laver (7) Former Executive Vice President—Sales	2009 2008 2007	356,346 425,000 304,300	— — —	553,299 774,058 546,438	— — —	14,100 120,530 186,332	— 3,940 19,361	2,174,047 75,209 61,232	3,097,792 1,398,737 1,117,663

(1)                  Represents the first installment of a one-time bonus for extraordinary efforts in connection with the company’s reorganization.  The bonus is paid in two equal annual installments.  The first installment was paid in February 2010.  To receive the remainder of the award, the recipient must remain employed with the company until the second installment is paid.

(2)                  Represents the accounting expense recognized by the company in 2009 for stock awards granted to our named executive officers in 2009 and prior years.  The dollar amounts were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC Topic 718”), as required by SEC regulations, and do not reflect the actual value that may be realized by the named executive officers.  This accounting expense includes:

•               approximately one-third of the grant date fair value of the restricted stock awards granted in January 2007 (for Mr. Laver, pro-rated for the number of days he was employed by the company in 2009).  These awards were scheduled to vest in three equal annual installments beginning on the first anniversary of the grant date.  The grant date fair value of this award was $29.32 per share;

•               the grant date fair value of the performance share units and restricted stock awarded as part of the company’s 2008 long-term incentive program.  The grant date fair value of these awards was $4.39 and $3.40 per share, respectively (for Mr. Klein, $4.64 and $3.93, respectively).  In connection with his promotion and increase in responsibilities in September 2008, Mr. Jones received additional performance share units and restricted stock with a grant date fair value of $1.84 and $1.05, respectively;

•               for Mr. Jones, Mr. Gatto, Mr. Pawlowski and Mr. Laver, the negative year-over-year change in the fair value of the performance units granted as part of the company’s 2007 long-term incentive program.  The fair value of each unit decreased from $0.55 at December 31, 2008 to zero dollars at December 31, 2009.  The fair value at December 31, 2009 was determined using a Monte Carlo analysis of the expected award payout.  The negative effect of this change in fair value was as follows:  Mr. Jones $(4,073), Mr. Gatto $(9,620), Mr. Pawlowski $(6,224) and Mr. Laver $(10,173).

Upon the completion of our reorganization, all then-outstanding shares of Idearc were cancelled on December 31, 2009.  As a result, all stock and option awards held by our named executive officers were also cancelled on that date.  No monetary compensation was received by our named executive officers in connection with the cancellation of their stock and option awards.

See note 13 to the consolidated financial statements included elsewhere in this report, for a description of the assumptions used in determining the accounting expense associated with these stock awards.

(3)                  Represents cash awards made under the company’s short-term incentive plans, as described in “Compensation Discussion and Analysis—Incentive Compensation.”

(4)                  Represents the year-to-year increase in pension value for each of the named executive officers that participates in the company’s pension plans.  During 2009, Mr. Laver received a distribution equal to his full accumulated benefit under the company’s pension plans.  Mr. Klein does not, and Mr. Ferguson did not, participate in the company’s pension plans.  See “2009 Pension Benefits” for additional information.

(5)                  Includes compensation as described under “All Other Compensation” below.

(6)                  Mr. Ferguson served as an executive officer through December 31, 2009.

(7)                  Mr. Laver served as an executive officer through September 30, 2009.

All Other Compensation

The table below sets forth the components of compensation for 2009 included in the “All Other Compensation” column in the Summary Compensation Table above.

Name	Flexible Allowance	Company Contributions to Savings Plan	Life Insurance Premiums	Life Insurance Tax Payments (1)	Financial Planning	Physical Examination	Other		Total
Scott W. Klein	$26,400	$17,684	—	—	—	—	$35,230	(2)	$79,314
Samuel D. Jones	15,600	17,050	—	—	$12,880	$1,532	—		47,062
Frank P. Gatto	15,600	17,085	$29,519	$16,931	12,880	3,550	—		95,565
Michael D. Pawlowski	15,600	17,024	—	—	12,880	1,982	—		47,486
Briggs Ferguson	15,600	15,164	—	—	—	—	1,320,350	(3)	1,351,114
Scott B. Laver	13,000	15,905	27,785	15,937	—	1,907	2,099,513	(4)	2,174,047

(1)                  Represents reimbursement for taxes associated with the portion of the premiums paid by the executives and reimbursed by the company for whole life insurance policies.

(2)                  Represents relocation benefits provided to Mr. Klein of approximately $35,230 for relocation and moving expenses.

(3)                  Amount includes $1,155,129 in severance compensation pursuant to the company’s executive transition plan and Mr. Ferguson’s separation agreement in connection with Mr. Ferguson’s separation from the company.  This payment was comprised of (a) a $765,000 cash payment equal to his base salary plus his 2009 target annual incentive component short-term incentive award, (b) a $340,000 cash payment representing his 2009 target annual incentive component short-term incentive award, and (c) $50,129, representing the value of certain other benefits and perquisites.  For additional information, see “Potential Payments Upon Termination or Change in Control — Executive Transition Plan” and “Potential Payments Upon Termination or Change in Control — Former Officers — Former President — Internet.”  Also includes $87,802 in commuting expenses reimbursed by the company to Mr. Ferguson and approximately $77,419 in reimbursement for taxes associated with the commuting expenses.

(4)                  Represents $2,099,513 in severance compensation pursuant to the company’s executive transition plan in connection with  Mr. Laver’s separation from the company.  This payment was comprised of (a) a $765,000 cash payment equal to his base salary plus his 2009 target annual incentive component short-term incentive opportunity, (b) a $254,999 cash payment representing a pro-rata portion of his 2009 target annual incentive component short-term incentive opportunity, (c) $1,004,028, representing the present value of the premiums resulting from his continuing participation in the executive whole life insurance program, and (d) $75,486, representing the value of certain other benefits and perquisites.  For additional information, see “Potential Payments Upon Termination or Change in Control — Executive Transition Plan” and “Potential Payments Upon Termination or Change in Control — Former Officers — Former Executive Vice President — Sales.”

2009 Grants of Plan-Based Awards

The table below sets forth information about plan-based awards granted to our named executive officers during 2009 under the company’s opportunity incentive plan and annual short-term incentive plan.  The company did not grant any long-term equity incentive awards in 2009.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Short-Term Incentive	Grant Date	Threshold	Target	Maximum
Scott W. Klein	Opportunity Incentive Annual Incentive	2/26/09 2/26/09	$234,080 250,000	$292,600 1,000,000	$292,600 2,000,000
Samuel D. Jones	Opportunity Incentive Annual Incentive	2/26/09 2/26/09	67,280 85,000	84,100 340,000	84,100 680,000
Frank P. Gatto	Opportunity Incentive Annual Incentive	2/26/09 2/26/09	67,280 77,000	84,100 308,000	84,100 616,000
Michael D. Pawlowski	Opportunity Incentive Annual Incentive	2/26/09 2/26/09	67,280 75,000	84,100 300,000	84,100 600,000
Briggs Ferguson	Opportunity Incentive Annual Incentive	2/26/09 2/26/09	67,280 85,000	84,100 340,000	84,100 680,000
Scott B. Laver	Opportunity Incentive Annual Incentive	2/26/09 2/26/09	67,280 85,000	84,100 340,000	84,100 680,000

(1)          Represents the potential payouts for awards granted under the company’s opportunity incentive plan and annual incentive plan for 2009.  These awards were subject to the attainment of specified performance targets.  The performance targets and target award multiples for determining award payouts are described under “Compensation Discussion and Analysis—Incentive Compensation.”  Actual amounts paid under our incentive plans to our named executive officers are reported in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

CEO Employment Agreement

In May 2008, the company entered into an employment agreement with Mr. Klein in connection with his appointment as our chief executive officer.  This employment agreement continued in effect after the completion of our reorganization.  The agreement provides for an annual base salary of not less than $1,000,000.  Mr. Klein is eligible to participate in short-term and long-term incentive programs approved by the board and to have target awards thereunder of at least 100% and 300%, respectively, of his annual base salary.

Under his employment agreement, Mr. Klein is entitled to receive payments and other benefits upon the termination of his employment.  These payments and other benefits are described under “Potential Payments Upon Termination or Change in Control—CEO Employment Agreement.”  Mr. Klein does not participate in, and is not entitled to receive any payments or other benefits under, the company’s executive transition plan.

Outstanding Equity Awards at 2009 Fiscal Year-End

Upon the completion of our reorganization, all then-outstanding shares of Idearc were cancelled on December 31, 2009.  As a result, all outstanding equity incentive awards held by our named executive officers were also cancelled on that date.  Therefore, none of our named executive officers had any outstanding equity awards as of December 31, 2009.  No monetary compensation was received by our named executive officers in connection with the cancellation of the awards.

2009 Stock Vested

The following table sets forth information about the vesting of shares of restricted stock (“RSA”) and dividend equivalent restricted stock units (“RSU”) held by our named executive officers during 2009.  No stock options were exercised during 2009.

			Stock Awards
Name	Grant Date	Award Type	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Scott W. Klein	—	—	—	—
Samuel D. Jones	01/09/07	RSA	6,992	$769
	Various	RSU	908	100
Frank P. Gatto	01/09/07	RSA	14,992	1,641
	05/30/08	RSA	29,022	1,161
	Various	RSU	1,938	213
Michael D. Pawlowski	01/09/07	RSA	6,992	769
	Various	RSU	908	100
Briggs Ferguson	—	—	—	—
Scott B. Laver	01/09/07	RSA	14,922	1,641
	Various	RSU	1,938	213

(1)          Represents the number of shares of restricted stock and dividend equivalent restricted stock units vested multiplied by the closing price of the company’s common stock on the applicable vesting date.  Upon the completion of our reorganization, all then-outstanding shares of Idearc were cancelled on December 31, 2009.  As a result, the shares of common stock acquired by our named executive officers as a result of the vesting of stock awards were also cancelled on that date.

2009 Pension Benefits

Our named executive officers participating in the Verizon pension plans prior to our spin-off in 2006 participate in the Idearc pension plan for management employees (the “management plan”) and the Idearc excess pension plan (the “excess plan”).  These plans provide for benefits that were provided to these named executive officers under Verizon pension plans prior to the spin-off in 2006.  Our management plan does not accept new participants and existing plan participants do not receive credit for additional years of service other than for determining retirement eligibility.  Brief descriptions of the management plan and the excess plan are provided below.

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

As part of the transition to a cash balance formula, all participants with at least ten years of service with Verizon as of January 1, 2002, could receive benefits under an alternative benefit formula, referred to as the “highest average pay formula,” if that formula provided a larger benefit than the cash balance formula.  Under this alternative formula, benefits are equal to 1.35% of eligible pay for each year of pension accrual service, based on the highest average annual salary during any five consecutive years of employment, up to the applicable IRS limit.  Each of the named executive officers that participates in the management plan has his or her benefits under the plan calculated under the highest average pay formula.

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

Under the plan, a participant must have 75 points (age plus years of service) with at least 15 years of service to be retirement eligible.  Existing participants may earn additional years of service for the purpose of determining retirement eligibility.  Retirement-eligible participants who retire before the normal retirement age under the plan are entitled to their full, unreduced pension benefit if they have reached age 55 before they retire.  For retirement-eligible participants who retire before reaching age 55, the pension benefit is reduced 3% for each year up to a maximum of 18%.  Of our current named executive officers, only Mr. Gatto is retirement eligible.  Mr. Laver was retirement eligible on his last day of employment with the company.

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

Pension Benefits Table

The table below shows the actuarial present value of accumulated benefits and the number of years of service credited under the management plan and the excess plan as of December 31, 2009, as well as payments made to our named executive officers during 2009.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year
Scott W. Klein (3)	—	—	—	—
Samuel D. Jones	Management Plan Excess Plan	25.00 25.00	$607,001 107,032	— —
Frank P. Gatto	Management Plan Excess Plan	29.50 29.50	1,148,529 53,570	— —
Michael D. Pawlowski	Management Plan Excess Plan	22.84 22.84	632,884 44,503	— —
Briggs Ferguson (3)	—	—	—	—
Scott B. Laver	Management Plan Excess Plan	20.48 20.48	— —	$960,681 43,347

(1)          Equal to the number of years credited service under the applicable legacy Verizon plan prior to the spin-off.  Participants in the management plan and excess plan do not receive credit for additional years of service other than for determining retirement eligibility.

(2)          The present value has been calculated based on the age at which the named executive officer may retire without any reduction in benefits and consistent with the assumptions described in note 11 to the consolidated financial statements included elsewhere in this report.

(3)          Mr. Klein does not, and Mr. Ferguson did not, participate in the management plan or the excess plan.

Potential Payments Upon Termination or Change in Control

CEO Employment Agreement

The employment agreement with our chief executive officer provides for payments and benefits to Mr. Klein in the event his employment is terminated under the circumstances described below.  Under the terms of his employment agreement, Mr. Klein does not participate in the company’s executive transition plan described under “Executive Transition Plan” below.

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

•                  accelerated vesting of any outstanding long-term incentive awards;

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

•                  a required relocation of his principal place of employment of more than 50 miles; or

•                  a change in control, in which the successor company fails to assume the company’s obligations under his employment agreement.  However, for at least one year after a change in control, Mr. Klein will not have good reason to terminate his employment merely because he is no longer chief executive officer of a public company, provided that his operational duties and responsibilities are not materially diminished.

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

•                  accelerated vesting of any outstanding long-term incentive awards;

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

Executive Transition Plan

The company’s executive transition plan (the “transition plan”) provides specified payments and other benefits to our executive officers, including each of our current named executive officers, other than our chief executive officer, in the event the officer’s employment is terminated under the circumstances described below.  The company is not required to provide any payment or benefit under the transition plan that duplicates any payment or benefit that an executive officer is entitled to receive under any other company compensation or benefit plan, award agreement, or other arrangement.  Payments and other benefits payable to our chief executive officer in the event his employment is terminated are covered by the terms of his employment agreement.  For a description of these payments and other benefits, see “CEO Employment Agreement” above.

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

•                  if applicable, continued participation in the company’s executive life insurance program for the greater of (a) a number of months equal to 12 times the severance multiplier as if the officer’s employment had continued at the officer’s highest annual rate of base salary in effect at any time during the 24 months preceding termination of employment, and (b) the period provided by the program;

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

Limited Waiver of Potential Benefits and Payments upon Severance and Change in Control

The completion of our reorganization involved events that may or may not have met the definition of “change in control” in our chief executive officer’s employment agreement and our executive transition plan.  Each of our executive officers, including our chief executive officer, executed a waiver of the benefits potentially resulting from any change in control provision that could have been triggered by the reorganization.  If these waivers had not been executed, each executive officer may have been entitled to severance benefits if his or her employment were terminated under certain circumstances prior to the first anniversary of the change in control (for our chief executive officer, the second anniversary) or during the six months prior to the change in control.  Our executive officers executed these waivers to facilitate the completion of our reorganization and avoid the financial burden that would have been imposed upon the company.

Equity-Based Incentive Awards

Upon the completion of our reorganization, all then-outstanding shares of Idearc were cancelled on December 31, 2009.  In addition, all of our then-existing incentive plans were terminated.  As a result, all equity incentive awards held by our named executive officers were cancelled on December 31, 2009.  Our named executive officers did not receive any consideration in connection with the cancellation of their awards.

Pension and Retirement Benefits

Upon retirement or other termination of employment, certain of the named executive officers are entitled to pension benefits under the management plan and the excess plan and certain retiree medical benefits upon retirement.  See “Executive Compensation—2009 Pension Benefits” for further information regarding the pension benefits payable to the eligible named executive officers under the management plan and excess plan.

Special One-Time Cash Performance Award — Emergence Bonus

The special one-time cash performance awards granted to certain of our named executive officers provide for payout of the award in two equal annual installments beginning in February 2010.  In the event the named executive officer’s employment terminates prior to the first anniversary of the initial payout of the award, the named executive officer is entitled to payment of the second half of his or her emergence bonus under the circumstances described in “—2009 Compensation Program—Special One-Time Cash Performance Award - Emergence Bonus.”

Termination and Change in Control Tables for 2009

The following tables summarize the compensation and other benefits that would have become payable to each of our named executive officers (other than Mr. Laver and Mr. Ferguson) assuming their employment had terminated on December 31, 2009, given the named executive officer’s base salary as of that date.  In addition, the following tables summarize the compensation that would become payable to each of our named executive officers (other than Mr. Laver and Mr. Ferguson) assuming that a change in control of the company had occurred on December 31, 2009.

In reviewing these tables, please note the following:

•                  the amounts shown as Separation Benefits are the benefits payable under our chief executive officer’s employment agreement and, for our other named executive officers, the company’s executive transition plan;

•                  upon the completion of our reorganization, all then-outstanding shares of Idearc common stock were cancelled on December 31, 2009.  In addition, all of our then-existing incentive plans were terminated and all outstanding equity incentive awards were cancelled.  As a result, all equity incentive awards held by our named executive officers were cancelled on December 31, 2009.  Our named executive officers did not receive any consideration in connection with the cancellation of their awards.

•                  the amounts shown for Mr. Gatto in the case of a Voluntary Termination assume he elects to retire on December 31, 2009.  None of our other named executive officers were retirement eligible on December 31, 2009;

•                  the amounts shown for Health and Welfare Benefits vary based on whether the named executive officer is eligible for retirement.  For those named executive officers who were retirement eligible (Mr. Gatto only), the amounts shown represent the present value of the officer’s retiree medical benefits.  For the other named executive officers, the amounts represent benefits payable under the company’s executive transition plan or, for our chief executive officer, his employment agreement;

•                  the amounts shown as benefits under the Life Insurance Program represent the present value of the premiums expected to be reimbursed by the company, assuming the named executive officer continues to participate in the executive whole life insurance program.  For these tables, we have assumed that Mr. Gatto will continue to participate in this program until age 60.  The other named executive officers do not participate in the executive whole life insurance program.  Life insurance program benefits payable upon death, if any, represent the death benefit payable to the officer’s beneficiaries by the life insurance company; and

•                  the amounts shown as Excise Tax Gross-Up payments represent benefits payable under Mr. Klein’s employment agreement and, for the other named executive officers, the company’s executive transition plan.  These benefits are equal to an amount necessary to offset any excise taxes and related income taxes, penalties and interest owed by the officer in connection with the termination of his or her employment or a change in control.  The amounts shown were calculated without assigning a value to the post-termination non-compete and non-solicit covenants.  If a value had been assigned to these covenants, the amounts shown would be lower or, in some cases, zero.

Scott W. Klein
Chief Executive Officer

Benefits and Payments	Voluntary Termination	Termination Without Cause or for Good Reason	Change in Control and Termination Without Cause or for Good Reason	Death	Disability

Compensation
Separation Benefits	—	$4,000,000	$4,000,000	$1,420,000	$1,420,000
Short-Term Incentive	—	420,000	1,000,000	—	—

Benefits and Perquisites
Health & Welfare Benefits	—	28,339	28,339	28,339	28,339
Life Insurance Program	—	—	—	—	—
Flexible Allowance	—	52,800	52,800	—	—
Financial Planning	—	30,000	30,000	—	—
Physical Examination	—	4,000	4,000	—	—
Outplacement Services	—	9,500	9,500	—	—
Excise Tax Gross-Up	—	—	1,768,180	—	—
Totals	—	$4,544,639	$6,892,819	$1,448,339	$1,448,339

Samuel D. Jones
Executive Vice President, Chief Financial Officer and Treasurer

Benefits and Payments	Voluntary Termination	Termination Without Cause	Change in Control and Termination Without Cause or for Good Reason	Death	Disability

Compensation
Separation Benefits	—	$765,000	$1,530,000	$552,000	$552,000
Short-Term Incentive	—	340,000	340,000	—	—

Benefits and Perquisites
Health & Welfare Benefits	—	10,391	20,782	—	20,782
Life Insurance Program	—	—	—	—	—
Flexible Allowance	—	15,600	31,200	—	—
Financial Planning	—	12,880	25,760	—	—
Physical Examination	—	2,000	4,000	—	—
Outplacement Services	—	9,500	9,500	—	—
Excise Tax Gross-Up	—	—	712,537	—	—
Totals	—	$1,155,371	$2,673,779	$552,000	$572,782

Frank P. Gatto
Executive Vice President — Operations

Benefits and Payments	Voluntary Termination	Termination Without Cause	Change in Control and Termination Without Cause or for Good Reason	Death	Disability

Compensation
Separation Benefits	—	$693,000	$1,386,000	$500,500	$500,500
Short-Term Incentive	$308,000	308,000	308,000	—	—

Benefits and Perquisites
Health & Welfare Benefits	127,202	127,202	127,202	—	127,202
Life Insurance Program	181,488	181,488	181,488	3,465,000	181,488
Flexible Allowance	—	15,600	31,200	—	—
Financial Planning	—	12,880	25,760	—	—
Physical Examination	—	2,000	4,000	—	—
Outplacement Services	—	9,500	9,500	—	—
Excise Tax Gross-Up	—	—	—	—	—
Totals	$616,690	$1,349,670	$2,073,150	$3,965,500	$809,190

Michael D. Pawlowski
Executive Vice President — Sales

Benefits and Payments	Voluntary Termination	Termination Without Cause	Change in Control and Termination Without Cause or for Good Reason	Death	Disability

Compensation
Separation Benefits	—	$675,000	$1,350,000	$487,500	$487,500
Short-Term Incentive	—	300,000	300,000	—	—

Benefits and Perquisites
Health & Welfare Benefits	—	12,407	24,814	—	24,814
Life Insurance Program	—	—	—	—	—
Flexible Allowance	—	15,600	31,200	—	—
Financial Planning	—	12,880	25,760	—	—
Physical Examination	—	2,000	4,000	—	—
Outplacement Services	—	9,500	9,500	—	—
Excise Tax Gross-Up	—	—	—	—	—
Totals	—	$1,027,387	$1,745,274	$487,500	$512,314

Former Executive Officers

Former President — Internet.  Mr. Ferguson served as our president — internet through December 31, 2009.  Under the terms of the executive transition plan and his separation agreement, Mr. Ferguson was entitled to severance payments and benefits of $1,155,129 as a result of his involuntary termination without cause.  This amount was comprised of (a) a $765,000 cash payment equal to his base salary plus his 2009 target annual incentive award, (b) a $340,000 cash payment equal to his 2009 target annual incentive award, and (c) $50,129 representing the value of certain other benefits and perquisites.

Former Executive Vice President — Sales.  Mr. Laver served as our executive vice president — sales through September 30, 2009.  Under the terms of the executive transition plan, Mr. Laver was entitled to severance payments and benefits of $2,099,513 as a result of his involuntary termination without cause.  This amount was comprised of (a) a $765,000 cash payment equal to his base salary plus his 2009 target annual incentive opportunity, (b) a $254,999 cash payment equal to a pro-rata portion of his 2009 target annual incentive opportunity, (c) $1,004,028 representing the present value of the premiums resulting from his continuing participation in the executive whole life insurance program, and (d) $75,486 representing the value of certain other continuing benefits and perquisites.

2009 Director Compensation — Former Board of Directors

Except as otherwise indicated, the table below sets forth the compensation earned by each of our directors who served as a non-management director during 2009, prior to our reorganization on December 31, 2009.  The company also reimbursed directors for all expenses incurred in attending board and committee meetings.  None of our current non-management directors, other than Thomas S. Rogers, earned any compensation for director service during 2009.

Name (1)	Fees Earned or Paid in Cash (2)	Stock Awards (3)	Total
Donald B. Reed	$183,000	$86,678	$269,678
Stephen L. Robertson	128,500	86,678	215,178
Thomas S. Rogers	85,000	86,678	171,678
Paul E. Weaver	125,500	86,678	212,178
Jonathan F. Miller (4)	17,500	—	17,500

(1)          Scott W. Klein, our chief executive officer, is not included in this table because he was an employee of the company during 2009 and, therefore, did not receive compensation for his service as a director.  See “Executive Compensation—Summary Compensation Table” for a discussion of the compensation earned by Mr. Klein during 2009.

(2)          Includes cash compensation paid to non-management directors for their board and committee service as follows:  $70,000 cash retainer for board service and $1,500 for each board committee meeting attended.  In addition, cash compensation includes cash retainers for serving as chairman of the board and/or as a committee chair in 2009 as follows:  Mr. Reed:  $70,000 as chairman of the board, $10,000 as chair of the nominating and corporate governance committee; Mr. Robertson:  $15,000 as chair of the human resources committee; and Mr. Weaver:  $15,000 as chair of the audit committee.

(3)          Represents the accounting expense recognized by the company is 2009 with respect to stock awards granted to our non-management directors in 2008 and 2007.  The dollar amounts were computed in accordance with Financial Accounting ASC Topic 718, as required by SEC regulations, and do not reflect the actual value that may be realized by the non-management directors.  The accounting expense includes the grant date fair values of the following awards, pro-rated for the number of months outstanding in 2009:

•                  2008 restricted stock award, which vested in May 2009.  The grant date fair value of this award was $3.40 per share; and

•                  2007 one-time restricted stock award granted to each non-management director upon initiation of board service, which vested in February 2010.  The grant date fair value of this award was $34.90 per share (for Mr. Miller, $35.94).

As a result of our reorganization, no stock awards were granted to any of our directors in 2009.  In addition, upon the completion of our reorganization, all then-outstanding shares of Idearc common stock were cancelled on December 31, 2009.  As a result, all of the common stock held by our non-management directors was also cancelled that date.  No monetary compensation was received by our non-management directors in connection with the cancellation of their common stock.

The value of the right to receive dividend equivalents was included in the grant date fair value under ASC Topic 718.  Accordingly, dividend equivalents are not report separately.  See note 13 to the consolidated financial statements included elsewhere in this report for a description of the assumptions used in determining the accounting expense associated with these awards.

(4)       Mr. Miller resigned from the board effective as of March 27, 2009.  As a result of Mr. Miller’s resignation, all of his stock awards were cancelled.

2010 Director Compensation — Current Board of Directors

Following our reorganization on December 31, 2009, our new board of directors adopted a new compensation program for non-management directors.  The components of the new compensation program are described below.

Annual Cash Compensation.  The table below summarizes the components of cash compensation payable to our non-management directors for board service during 2010.  The company will also reimburse directors for all expenses incurred in attending board and committee meetings.  A director who is, or becomes, an employee of the company does not receive additional compensation for serving as a director.

Board Service	Fee
Cash Retainer for Board service	$70,000
Chairman of the Board	70,000
Audit Committee Chair	20,000
Human Resources Committee Chair	10,000
Nominating and Corporate Governance Committee Chair	10,000
Board Committee Meeting Fees	1,500
Board Meetings Fees (1)	1,500

(1) Directors will be paid the per meeting fee for any Board meetings in excess of the six (6) Board meetings set on the initial 2010 Board Meeting Calendar.

Annual Equity-Based Compensation.  Non-management directors receive an annual restricted stock award equal to $70,000 divided by the closing price of our common stock on the grant date.  The shares of restricted stock vest on the first anniversary of the grant date.

Stock Ownership Guidelines

We do not currently have stock ownership guidelines for our non-management directors.  Prior to our reorganization, the committee had adopted stock ownership guidelines for our non-management directors, to align their interests with those of the company’s stockholders and to strengthen the company’s commitment to sound corporate governance.  Prior to our reorganization, all of the non-management directors were in compliance with the stock ownership guidelines.  The current committee is evaluating stock ownership guidelines and currently intends to consider adopting new stock ownership guidelines for non-management directors in the future.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF MANAGEMENT
AND CERTAIN BENEFICIAL HOLDERS

The tables below provide information regarding the beneficial ownership of our common stock as of February 26, 2010, by:

•                  each of our directors;

•                  each of the executive officers named in the Summary Compensation Table;

•                  all directors and executive officers as a group; and

•                  each beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with SEC rules and regulations.  Unless otherwise indicated and subject to community property laws where applicable, the company believes that each of the stockholders named in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned.  Each of our directors and executive officers, and all of our directors and executive officers as a group, beneficially owned less than 1% of our common stock outstanding as of February 26, 2010.

Directors and Executive Officers

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership
Edward Bayone	0
Robert C. Blattberg	0
Charles B. Carden	0
Robin Domeniconi	0
Thomas D. Gardner	0
David E. Hawthorne	0
John Slater	0
Thomas S. Rogers	0
Scott W. Klein	0
Samuel D. Jones	0
Frank P. Gatto	0
Michael D. Pawlowski	0
Briggs Ferguson	0
Scott B. Laver	0
All directors and executive officers as a group (15 persons)	0

(1)          As of February 26, 2010, we had not granted any awards to our executive officers or directors under the long-term incentive plan.  In addition, none of our directors or executive officers beneficially owns any other shares of our common stock.

Five Percent Holders

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities known by the company to beneficially own 5% or more of the company’s outstanding common stock.  The information regarding beneficial ownership of common stock by the entity identified below is included in reliance on a report filed by the entity with the SEC, except that the percentage is based upon the company’s calculations made in reliance upon the number of shares reported to be beneficially owned by the entity in such report and the number of shares of common stock outstanding on February 26, 2010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Paulson & Co. Inc. (1) 1251 Avenue of the Americas, 50th Floor New York, New York 10020	2,607,506	17.4%

(1)             According to a Schedule 13D filed by Paulson & Co. Inc. (“Paulson”), Paulson has shared voting and dispositive power over 2,607,506 shares of common stock.  Paulson is an investment advisor registered under the Investment Advisor Act of 1940 and is the investment manager of Paulson Advantage Master Ltd. (411,956 shares), Paulson Advantage Plus Master Ltd. (977,240 shares), Paulson Advantage Select Master Fund Ltd. (8,863 shares), Paulson Credit Opportunities Master Ltd. (510,363 shares) and Paulson Recovery Master Fund Ltd. (699,084 shares) (collectively, the “funds”).  John Paulson is the controlling person of Paulson.  Each of Paulson and John Paulson may be deemed to indirectly beneficially own the securities directly owned by the funds.

EQUITY COMPENSATION PLAN INFORMATION

In accordance with our plan of reorganization, all of our equity compensation plans existing prior to our reorganization were terminated upon the completion of our reorganization on December 31, 2009.  As a result, the 2009 long-term incentive plan, which was approved in connection with the completion of our reorganization, was the only equity compensation plan under which securities of the company were authorized for issuance on December 31, 2009.  The table below provides information as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	—	—	—
Equity compensation plans not approved by stockholders	—	—	1,500,000

For a further description of the 2009 long-term incentive plan, see “Compensation Discussion and Analysis—2010 Executive Compensation Decisions.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On November 18, 2009, the Company entered into a Standby Purchase Agreement (the “Standby Purchase Agreement”) with investment funds and accounts managed by Paulson & Co. Inc. (“Paulson”).  Pursuant to the Standby Purchase Agreement, holders of claims entitled to receive shares of the our common stock under our Plan of Reorganization (the “Plan”) had the right to elect to receive cash in lieu of such shares upon the effectiveness of the Plan.  The cash to fund the elections by claim holders was provided by Paulson’s purchase from us of the number of shares of our common stock that otherwise would have been distributed to electing claim holders, as required by the Standby Purchase Agreement.  The transactions contemplated by the Standby Purchase Agreement were consummated on the effective date of the Plan. Paulson paid an aggregate of $12,117,456 for the common shares it purchased from us under the Standby Purchase Agreement.  In addition, Paulson owned senior secured debt claims of the Company and, as a holder of such claims, was entitled to receive distributions provided under the Plan.  As a result, pursuant to the Standby Purchase Agreement and the Plan, Paulson was issued shares of our common stock representing approximately 17.4% of the our issued and outstanding common stock.  As a condition to the Standby Purchase Agreement, the Company and Paulson also entered into a Standstill Agreement (the “Standstill Agreement”) on December 31, 2009.  On January 21, 2010, the Company and Paulson entered into an Amended and Restated Standstill Agreement (the “Amended and Restated Standstill Agreement”), which amended and restated the Standstill Agreement in its entirety.  The amendments effected by the Amended and Restated Standstill Agreement include changing the threshold percentage of our issued and outstanding common stock that Paulson must own in order to be entitled to nominate a director to the board of directors from 20% to 17%.  Similar changes were also made to the limitations on Paulson’s voting rights on the election of directors, change in control transactions, and other corporate matters, such that:

•      The “standstill” obligations of Paulson remain effective so long as Paulson beneficially owns 17% or more of our outstanding common stock; and

•      Paulson also agreed to lower the thresholds at which previously agreed upon voting restrictions will apply, by 2.5%, with respect to each such threshold.  The restrictions require Paulson to vote the shares of our common stock that it owns in the same proportion as the shares held by all common stock holders not affiliated with Paulson are voted with respect to such matters.

Paulson is still entitled to certain preemptive rights and Paulson’s beneficial ownership of our issued and outstanding common stock is still limited to 45%.

On January 21, 2010, our board of directors expanded the number of directors on the board to nine members, and elected Mr. John Slater to our board.  Our board determined that Mr. Slater meets the independence requirements of The Nasdaq Stock Market LLC (The Nasdaq Global Market).  Mr. Slater has waived all director compensation while serving on our board.  Mr. Slater is an executive officer of Paulson.

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

Director Independence

As part of the company’s corporate governance guidelines, the board has established a policy requiring a majority of the members of the board to be independent.  Eight of our nine directors are independent (as defined by our corporate governance guidelines).  The remaining director is not independent because he also serves as our chief executive officer.  For a director to be independent, the board must determine, among other things, that the director does not have any direct or indirect material relationship with the company.  The guidelines for determining director independence are set forth in our corporate governance guidelines.  Our guidelines conform to the independence requirements of the NASDAQ listing standards.  Applying these independence standards, the board determined that Edward Bayone, Robert C. Blattberg, Charles B. Carden, Robin Domeniconi, Thomas D. Gardner, David E. Hawthorne, Thomas S. Rogers and John Slater are all independent directors.  Prior to the completion of our reorganization, our corporate governance guidelines conformed to the independence requirements of the New York Stock Exchange corporate governance standards.  Applying those standards, our previous board determined that Jonathan E. Miller, Donald B. Reed, Stephen L. Robertson, Thomas S. Rogers and Paul E. Weaver were independent directors during their service in 2009, prior to the completion of our reorganization.

Item 14.  Principal Accountant Fees and Services.

INDEPENDENT PUBLIC ACCOUNTANTS

Selection

Ernst & Young LLP served as the company’s independent registered public accounting firm for 2009 and has been selected by the audit committee to serve as the company’s independent registered public accounting firm for 2010.

Audit and Non-Audit Fees

The following table presents fees for audit services rendered by Ernst & Young LLP for the audit of the company’s annual financial statements for 2009 and 2008, and fees billed for other services rendered by Ernst & Young.

	2009	2008
Audit Fees (1)	$1,807,718	$1,645,217
Audit-Related Fees (2)	274,000	281,438
Tax Fees (3)	615,434	162,683
All Other Fees (4)	—	3,610
Total	$2,697,152	$2,092,948

(1)             Audit fees consist principally of fees for the audit of the company’s consolidated financial statements, review of the company’s interim consolidated financial statements, the audit of internal control over financial reporting and reorganization matters.

(2)             Audit-related fees consist principally of fees for audits of the company’s employee benefit plans.

(3)             Tax fees consist principally of fees for services performed in connection with consultations on state tax and reorganization tax matters.

(4)             All other fees consist of service costs related to the company’s use of Ernst & Young’s online accounting and reporting research tool.

Pre-Approval Policies and Procedures

The audit committee’s policy is to require the pre-approval of all audit and non-audit services provided to the company by its independent registered public accounting firm (except for items exempt from pre-approval requirements under applicable laws and rules).  All audit and non-audit services for 2009 were pre-approved by the audit committee.

AUDIT COMMITTEE REPORT

The audit committee is currently comprised of three directors, Charles B. Carden (Chair), Edward J. Bayone and Thomas D. Gardner.

The purpose of the audit committee is to assist the board of directors (the “board”) of SuperMedia Inc. (the “company”) in its general oversight of the company’s accounting, auditing and financial reporting practices.  Management is primarily responsible for the company’s financial statements, systems of internal controls and compliance with applicable legal and regulatory requirements.  The company’s independent registered public accounting firm, Ernst & Young LLP, is responsible for performing an independent audit of the consolidated financial statements and expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States, as well as expressing an opinion (pursuant to Section 404 of the Sarbanes-Oxley Act of 2002) on the effectiveness of internal control over financial reporting.

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

In the performance of its oversight responsibilities, the audit committee has reviewed and discussed with management and Ernst & Young LLP the audited financial statements of the company for the year ended December 31, 2009.  Management represented to the audit committee that all financial statements were prepared in accordance with accounting principles generally accepted in the United States and that these statements fairly present the financial condition and results of operations of the company at the dates and for the periods described.  The audit committee has relied upon this representation without any independent verification, except for the work of Ernst & Young LLP.  The audit committee also discussed these statements with Ernst & Young LLP, both with and without management present and has relied upon their reported opinion on these financial statements.  The audit committee’s review included discussion with Ernst & Young LLP of the matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communications with Audit Committees) as amended (AICPA, Professional Standards, vol. 1, AU Section 380), and adopted by the Public Company Accounting Oversight Board in Rule 3200T.

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

On the basis of these reviews and discussions, and subject to the limitations of its role, the audit committee recommended that the board approve the inclusion of the company’s audited financial statements in the company’s annual report on Form 10-K for the year ended December 31, 2009, for filing with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Charles B. Carden, Chair

Edward J. Bayone

Thomas D. Gardner

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts is included in the notes to consolidated financial statements. The remaining schedules are not applicable and, therefore, have been omitted.

Exhibits:
2.1

First Amended Joint Plan of Reorganization of Idearc Inc., et al Debtors, dated December 21, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 24, 2009)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed December 30, 2009)
3.2	Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010)
3.3

Certificate of Ownership and Merger of Idearc Name Change Sub Inc., with and into Idearc Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.1

Publishing Agreement, dated November 17, 2006, among Verizon Communications Inc., Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.2

Non-Competition Agreement, dated November 17, 2006, between Verizon Communications Inc. and Idearc Media Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.3

Branding Agreement, dated November 17, 2006, between Verizon Licensing Company and Idearc Media Corp. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.4

Listings License Agreement, dated November 17, 2006, between specified Verizon telephone operating companies and Idearc Media Corp. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.5

Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A, filed November 22, 2006)

10.6

Fourteenth Amendment to Sublease Agreement, dated March 1, 2009, between Idearc Media LLC and Verizon Realty Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.7

Master Outsourcing Services Agreement, dated October 30, 2009, between Idearc Media Services — West Inc. and Tata America International Corporation and Tata Consultancy Services Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 5, 2009)

10.8

Standby Purchase Agreement, dated November 18, 2009, between the Registrant and Paulson & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2009)

10.9	First Amendment to Standby Purchase Agreement, dated December 31, 2009, between the Registrant and Paulson & Co. Inc.
10.10

Loan Agreement, dated December 31, 2009, among the Registrant, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.11

Registration Rights Agreement, dated December 31, 2009, between the Registrant and the holders named herein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.12

Litigation Trust Agreement, dated December 31, 2009, by the Registrant for the benefit of the Beneficiaries entitled to the Trust Assets (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)
10.14

Amended and Restated Standstill Agreement, dated January 21, 2010, between the Registrant and Paulson & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010)

10.15*	2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)
10.16*	Form of Emergence Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 16, 2010)
10.17*	Executive Transition Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 9, 2007)
10.18*	Summary of 2009 Short-Term Incentive Award Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10.19*	Employment Agreement, dated May 30, 2008, between the Registrant and Scott W. Klein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 2, 2008)
10.20*	Summary of Additional Relocation Benefit for Scott W. Klein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
21.1	Subsidiaries of the Registrant
31.1	Certification of Scott W. Klein filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Scott W. Klein and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2010.

SUPERMEDIA INC.

By:	/s/ SCOTT W. KLEIN
Scott W. Klein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2010.

/s/ SCOTT W. KLEIN	Chief Executive Officer and Director
Scott W. Klein	(Principal Executive Officer)

/s/ SAMUEL D. JONES	Executive Vice President — Chief Financial Officer and Treasurer
Samuel D. Jones	(Principal Financial and Accounting Officer)

/s/ EDWARD J. BAYONE	Director
Edward J. Bayone

/s/ ROBERT C. BLATTBERG	Director
Robert C. Blattberg

/s/ CHARLES B. CARDEN	Director
Charles B. Carden

/s/ ROBIN DOMENICONI	Director
Robin Domeniconi

/s/ THOMAS D. GARDNER	Director
Thomas D. Gardner

/s/ DAVID E. HAWTHORNE	Director
David E. Hawthorne

/s/ THOMAS S. ROGERS	Director
Thomas S. Rogers

/s/ JOHN SLATER	Director
John Slater

EXHIBIT INDEX

Exhibits:
2.1

First Amended Joint Plan of Reorganization of Idearc Inc., et al Debtors, dated December 21, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 24, 2009)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed December 30, 2009)
3.2	Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010)
3.3

Certificate of Ownership and Merger of Idearc Name Change Sub Inc., with and into Idearc Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.1

Publishing Agreement, dated November 17, 2006, among Verizon Communications Inc., Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.2

Non-Competition Agreement, dated November 17, 2006, between Verizon Communications Inc. and Idearc Media Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.3

Branding Agreement, dated November 17, 2006, between Verizon Licensing Company and Idearc Media Corp. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.4

Listings License Agreement, dated November 17, 2006, between specified Verizon telephone operating companies and Idearc Media Corp. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.5

Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A, filed November 22, 2006)

10.6

Fourteenth Amendment to Sublease Agreement, dated March 1, 2009, between Idearc Media LLC and Verizon Realty Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.7

Master Outsourcing Services Agreement, dated October 30, 2009, between Idearc Media Services — West Inc. and Tata America International Corporation and Tata Consultancy Services Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 5, 2009)

10.8

Standby Purchase Agreement, dated November 18, 2009, between the Registrant and Paulson & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2009)

10.9	First Amendment to Standby Purchase Agreement, dated December 31, 2009, between the Registrant and Paulson & Co. Inc.
10.10

Loan Agreement, dated December 31, 2009, among the Registrant, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.11

Registration Rights Agreement, dated December 31, 2009, between the Registrant and the holders named herein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.12

Litigation Trust Agreement, dated December 31, 2009, by the Registrant for the benefit of the Beneficiaries entitled to the Trust Assets (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)
10.14

Amended and Restated Standstill Agreement, dated January 21, 2010, between the Registrant and Paulson & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010)

10.15*	2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)
10.16*	Form of Emergence Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 16, 2010)
10.17*	Executive Transition Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 9, 2007)
10.18*	Summary of 2009 Short-Term Incentive Award Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10.19*	Employment Agreement, dated May 30, 2008, between the Registrant and Scott W. Klein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 2, 2008)
10.20*	Summary of Additional Relocation Benefit for Scott W. Klein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
21.1	Subsidiaries of the Registrant
31.1	Certification of Scott W. Klein filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Scott W. Klein and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*          Management contract, compensatory plan or arrangement