Form 10-Q
period 2010-03-31
SUPERMEDIA INC.
filed 2010-05-11
CIK 1367396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.  ☒ Yes  ☐ No

As of April 30, 2010, there were 15,507,052 shares of the Registrant’s common stock outstanding.

			Page No.
Forward-Looking Statements			1
PART I - FINANCIAL INFORMATION
Item	1.	Financial Statements	3
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item	4T.	Controls and Procedures	21
PART II - OTHER INFORMATION
Item	1.	Legal Proceedings	22
Item	1A.	Risk Factors	23
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item	3.	Defaults Upon Senior Securities	24
Item	4.	(Removed and Reserved)	24
Item	5.	Other Information	24
Item	6.	Exhibits	25

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•                  our post-restructuring financial condition, financing requirements and cash flow;

•                  risks related to our ability to complete the implementation of our plan of reorganization and the discharge of our Chapter 11 bankruptcy cases, including successfully resolving any remaining claims;

•                  any negative client, vendor, and third-party reactions to our confirmed plan of reorganization;

•                  risks related to the impact that the filing for and emerging from Chapter 11 bankruptcy has had and could continue to have on our corporate image, business operations, financial condition, liquidity or cash flow;

•                  the inability to maintain the long-term continued viability of our business;

•                  limitations on our operating and strategic flexibility and the ability to operate our business, finance our capital needs or expand business strategies under the terms of new debt agreements that resulted from our reorganization;

•                  any failure to comply with the financial covenants, provisions and restrictions of our debt agreements;

•                  access to capital markets and increased borrowing costs resulting from our Chapter 11 bankruptcy and recent debt ratings;

•                  risks related to our declining revenue, including a reduction in client advertising spending and contract cancellations resulting from the current economic environment and competition from other yellow pages directory publishers and other media;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Successor Company	Predecessor Company
	Three Months Ended March 31,
	2010	2009
	(in millions, except per share amounts)

Operating Revenue	$154	$674
Operating Expense
Selling	109	197
Cost of sales (exclusive of depreciation and amortization)	89	151
General and administrative	52	124
Depreciation and amortization	48	17
Total Operating Expense	298	489

Operating Income	(144)	185
Interest expense, net	72	154
Income (Loss) Before Reorganization Items and Provision (Benefit) for Income Taxes	(216)	31

Reorganization items	2	396
Income (Loss) Before Provision (Benefit) for Income Taxes	(218)	(365)

Provision (benefit) for income taxes	(75)	(122)
Net Income (Loss)	$(143)	$(243)
Basic and diluted earnings (loss) per common share	$(9.56)	$(1.66)
Basic and diluted weighted-average common shares outstanding	15	147
Dividends declared per common share	$—	$—

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At March 31, 2010	At December 31, 2009
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$293	$212
Accounts receivable, net of allowances of $22 and $0	243	291
Unbilled accounts receivable	357	655
Accrued taxes receivable	99	132
Deferred directory costs	106	24
Prepaid expenses and other	26	17
Total current assets	1,124	1,331
Property, plant and equipment	111	107
Less: accumulated depreciation	7	—
	104	107
Goodwill	1,707	1,707
Intangible assets, net	579	614
Pension assets	67	65
Other non-current assets	7	10
Total assets	$3,588	$3,834
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$55	$—
Accounts payable and accrued liabilities	192	232
Deferred revenue	52	—
Deferred tax liabilities	109	218
Other	16	19
Total current liabilities	424	469
Long-term debt	2,695	2,750
Employee benefit obligations	321	325
Non-current deferred tax liabilities	55	55
Unrecognized tax benefits	34	33
Other liabilities	2	2
Stockholders’ equity:
Common stock ($.01 par value; 60 million shares authorized, 15,496,338 and 14,996,952 shares issued and outstanding in 2010 and 2009, respectively)	—	—
Additional paid-in capital	200	200
Retained earnings (deficit)	(143)	—
Accumulated other comprehensive loss	—	—
Total stockholders’ equity	57	200
Total liabilities and stockholders’ equity	$3,588	$3,834

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Successor Company	Predecessor Company
	Three Months Ended March 31,
	2010	2009
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$(143)	$(243)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash reorganization items	—	396
Depreciation and amortization expense	48	17
Employee retirement benefits	5	4
Deferred income taxes	(109)	(146)
Provision for uncollectible accounts	12	62
Stock-based compensation expense	—	3
Changes in current assets and liabilities
Accounts receivable	334	(43)
Deferred directory costs	(82)	17
Other current assets	(9)	1
Accounts payable and accrued liabilities	41	131
Other, net	(5)	(15)
Net cash provided by operating activities	92	184
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(11)	(11)
Other, net	—	(1)
Net cash used in investing activities	(11)	(12)
Cash Flows from Financing Activities
Repayment of long-term debt	—	—
Net cash used in financing activities	—	—
Increase in cash and cash equivalents	81	172
Cash and cash equivalents, beginning of year	212	510
Cash and cash equivalents, end of period	$293	$682

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1

General

SuperMedia Inc. and its subsidiaries (collectively, “SuperMedia,” “We,” “Our,” “Us,” “Successor,” or the “Company”) is one of the largest yellow pages directories publishers in the United States as measured by revenues, and we believe that we have a strong presence in the online local search market. On December 31, 2009, the Company emerged from bankruptcy and changed its name to SuperMedia.  SuperMedia is the successor company to Idearc Inc. (collectively, “Idearc,” or “Predecessor”) which filed for Chapter 11 protection under the United States Bankruptcy Code (the “Bankruptcy Code”) in March 2009.  The terms “SuperMedia,” “We,” “Our,” “Us,” and “the Company,” when used in this report with respect to the period prior to SuperMedia’s emergence from bankruptcy, are references to Idearc and when used with respect to the period commencing after SuperMedia’s emergence, are references to SuperMedia. These references include the subsidiaries of SuperMedia Inc. or Idearc Inc.

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results for the 2010 fiscal year.

The Company adopted the guidance on financial reporting by entities that have filed petitions with the Bankruptcy Court from March 31, 2009, the Petition Date, until emergence from Chapter 11 Bankruptcy on December 31, 2009, the Effective Date.  This guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized from the reorganization process are classified as reorganization items in the consolidated statements of operations. The consolidated balance sheet at December 31, 2009 reflects the impact of the Amended Plan and the effects of the adoption of fresh start accounting.  The consolidated financial statements for the periods ended prior to December 31, 2009 do not include the effect of any changes in the Company’s capital structure and changes in fair value of assets and liabilities as a result of fresh start accounting.  The historical financial statements of Idearc (“Predecessor”) are presented separately from SuperMedia (“Successor”) results in this report and future reports.  As a result of the adoption of fresh start accounting in December 2009, the post-emergence financial results are not comparable to our pre-emergence financial results.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

Impact of Fresh Start Accounting

In connection with the adoption of fresh start accounting, the Company anticipates significant non-cash impacts to its 2010 results of operations.  At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero.  As a result, approximately $846 million of deferred revenue and $215 million of deferred directory costs will not be recognized in our 2010 consolidated statement of operations which would have otherwise been recorded by the Predecessor.  These fresh start adjustments will only impact our 2010 consolidated statement of operations, will not affect future years’ results, and do not affect cash flows as client billing and collection activities remain unchanged.

In addition, the fair values of certain intangible assets were increased in association with fresh start accounting in the amount of $555 million, resulting in anticipated amortization expense in 2010 of approximately $111 million which would not have been recorded by the Predecessor.  For additional information on our fresh start accounting adjustments, see Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amendments to Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” by requiring new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy.  The provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which will be effective for reporting periods beginning after December 15, 2010.  The Company has adopted the applicable provisions of ASU 2010-06 as required.

Note 2

Reorganization Items

During the three months ended March 31, 2010 and 2009, the Company recorded reorganization items of $2 million and $396 million, respectively, in the consolidated statements of operations in accordance with provisions established by the applicable reorganization accounting rules.  Reorganization items represent charges that are directly associated with the reorganization process under Chapter 11 of the Bankruptcy Code, and include certain expenses (including professional fees), realized gains and losses and provisions for losses resulting from the reorganization.

The following table displays the details of reorganization items for the three months ended March 31, 2010 and 2009:

	Successor Company	Predecessor Company
	Three Months Ended March 31,
	2010	2009
	(in millions)
Fair value adjustment associated with interest rate swap derivatives	$—	$279
Write-off of deferred losses associated with interest rate swap derivatives	—	117
Other	2	—
Total reorganization items	$2	$396

Other reorganization expenses of $2 million for the three months ended March 31, 2010 primarily consist of professional fees directly associated with the Chapter 11 reorganization.

In March 2009 we filed for Chapter 11 Bankruptcy, which constituted an event of default under our then existing interest rate swap agreements. As a result, these interest rate swap agreements were no longer deemed financial instruments required to be remeasured at fair value each reporting period, but became liabilities which were recorded based on management’s estimate of the amount to settle the obligations.  This resulted in a non-cash charge of $279 million that was recognized as a reorganization item in the accompanying consolidated statement of operations for the three months ended March 31, 2009.

Deferred losses in accumulated other comprehensive loss associated with the interest rate swaps were remeasured to reflect the component of forecasted interest rate payments that were likely to occur. This resulted in a non-cash charge of $117 million that was recognized as reorganization items in the accompanying consolidated statement of operations for the three months ended March 31, 2009.

Cash paid for reorganization items for the three months ended March 31, 2010 totaled $17 million, primarily for the payment of professional fees directly associated with the Chapter 11 reorganization.

Note 3

Restructuring

During the three months ended March 31, 2010, the Company recorded $2 million of restructuring charges associated with its ongoing strategic organizational cost savings initiatives, compared to $12 million for the three months ended March 31, 2009.

The following table sets forth the restructuring costs that are included in general and administrative expense in the consolidated statement of operations for the three months ended March 31, 2010 and 2009:

	Successor Company	Predecessor Company
	Three Months Ended March 31,
	2010	2009
	(in millions)
Severance pay and benefits	$2	$—
Capital restructuring	—	10
Facilities charges	—	1
Other	—	1
Total restructuring expense	$2	$12

The three months ended March 31, 2009 included $10 million of professional fees associated with pre-petition capital restructuring costs.

The following table sets forth the balance of the restructuring accrual at March 31, 2010 and details the changes in the accrued liability through the first three months of 2010:

	Beginning Balance at January 1, 2010	Restructuring Expense	Payments	Ending Balance at March 31, 2010
	(in millions)
Severance pay and benefits	$4	$2	$(1)	$5

The Company anticipates there will be additional restructuring charges in subsequent periods.

Note 4

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the reported net loss for the first three months of 2010 and 2009, the effect of potentially dilutive common shares was anti-dilutive and therefore not included in the calculation of diluted earnings per share.

The following table illustrates the calculation of basic and diluted earnings (loss) per share for the first three months of 2010 and 2009:

	Successor Company	Predecessor Company
	Three Months Ended March 31,
	2010	2009
	(in millions, except per share amounts)
Income (loss) available to common stockholders	$(143)	$(243)
Weighted-average common shares outstanding	15	147
Basic and diluted earnings (loss) per share	$(9.56)	$(1.66)

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. On March 12, 2010, certain employees and certain non-management directors were granted restricted stock awards, which entitles those participants to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards met the definition of a participating security. At March 31, 2010, there were 420,386 such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, none of the loss from continuing operations in the three months ended March 31, 2010, was allocated to these participating securities as these awards do not share in any loss generated by the Company.

Note 5

Additional Financial Information

The tables that follow provide additional financial information related to the Company’s consolidated financial statements.

Balance Sheet

The following table displays additional information on accounts payable and accrued liabilities:

	At March 31, 2010	At December 31, 2009
	(in millions)
Accounts payable and accrued liabilities:
Accounts payable	$20	$39
Accrued expenses	33	50
Accrued salaries and wages	88	92
Accrued taxes	50	50
Accrued interest	1	1
Accounts payable and accrued liabilities	$192	$232

Comprehensive Income (Loss)

The following table displays the computation of total comprehensive income (loss):

	Successor Company	Predecessor Company
	Three Months Ended March 31,
	2010	2009
	(in millions)
Net income (loss)	$(143)	$(243)
Other comprehensive income (loss), net of taxes:
Reclassification adjustment associated with cash flow hedge losses realized in net income	—	96
Other comprehensive income (loss), net of taxes	—	96
Total comprehensive income (loss)	$(143)	$(147)

During the three months ended March 31, 2009, deferred losses in accumulated other comprehensive loss associated with the interest rate swaps were remeasured to reflect the component of forecasted interest rate payments that were likely to occur. This resulted in a non-cash after tax charge of $96 million.

The Company does not have any balances related to accumulated other comprehensive loss in its consolidated balance sheet as of March 31, 2010 and December 31, 2009.

Fair Values of Financial Instruments

The Company’s financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds. At March 31, 2010, the Company’s cash and cash equivalents were valued at $293 million using Level 1 inputs where the fair value is based on quoted prices in active markets for identical assets. The fair values of trade receivables, short-term investments and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on debt with similar maturities and credit quality discounted at current quoted market rates.

The following table sets forth the carrying amount and fair value for total debt obligations at March 31, 2010 and December 31, 2009:

	At March 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Total debt obligations	$2,750	$2,577	$2,750	$2,750

Note 6

Intangible Assets

Intangible assets are recorded separately from goodwill if they meet certain criteria.  In connection with the Company’s adoption of fresh start accounting, the Company recorded intangible assets related to client relationships, patented technologies (patents), and marketing-related intangible assets (trademarks, domain names and trade names). The fair value determination resulted in a $555 million net increase in intangible assets on the Company’s December 31, 2009 consolidated balance sheet. This increase in intangible assets will significantly increase the Company’s amortization expense in 2010 and in future periods.

The following table displays the details of intangible assets:

	At March 31, 2010			At December 31, 2009
	(in millions)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Internal use software	$84	$13	$71	$78	$—	$78
Client relationships	497	25	472	497	—	497
Patented technologies	34	3	31	34	—	34
Marketing-related intangibles	5	—	$5	5	—	5
Total intangible assets	$620	$41	$579	$614	$—	$614

Amortization expense for intangible assets was $41 million and $10 million for the three months ended March 31, 2010 and 2009, respectively.  Amortization expense is estimated to be $155 million in 2010, $136 million in 2011, $122 million in 2012, $100 million in 2013, and $99 million in 2014 for intangible assets as of March 31, 2010.

Note 7

Debt Obligations

The following table presents the Company’s outstanding debt obligations:

	Interest Rates	Original Maturities	At March 31, 2010	At December 31, 2009
			(in millions)
Senior secured term loans	ABR + 7.00%	2015	$2,750	$2,750
Total debt obligations			2,750	2,750
Less current maturities of long-term debt			55	—
Long-term debt			$2,695	$2,750

On December 31, 2009, the Company emerged from bankruptcy and entered into a Loan Agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans, which were issued on December 31, 2009 in partial satisfaction of the amounts outstanding under the Company’s pre-petition senior secured credit facilities. The administrative agent and such financial institutions were the administrative agent and the lenders under the Company’s pre-petition senior secured credit facilities.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information.

Senior Secured Term Loan Agreement

The senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the Alternate Base Rate (“ABR”) plus an Applicable Margin, or (ii) adjusted London Inter-Bank Offered Rate (“LIBOR”) plus an Applicable Margin. The Applicable Margin is 7.0% for loans with interest rates determined by reference to the ABR and 8.0% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have floor interest rate components of 4.0% in the case of ABR and 3.0% in the case of adjusted LIBOR.  As long as interest rates remain at or below 4.0% for ABR and 3.0% for adjusted LIBOR, which is currently the case, our minimum effective interest rate will be 11.0%.

All of the Company’s present and future domestic subsidiaries (other than certain insignificant subsidiaries) are guarantors under the Loan Agreement.  In addition, the obligations under the Loan Agreement are secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets, including a mortgage on certain real property.

Debt Covenants and Maturities

As of March 31, 2010, the Company is in compliance with all of the covenants of its Loan Agreement.

After each fiscal quarter prior to the December 31, 2015 maturity date, the Company must prepay outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement, during such fiscal quarter.  The Company has the right to prepay the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payment.  In April 2010, the Company made a prepayment of $55 million, which was represented as current maturities on the consolidated balance sheet at March 31, 2010.

Note 8

Pension and Other Post-Employment Benefit Costs

The Company provides pension and post-employment benefits for many of its employees. The Company’s pension plans are noncontributory defined benefit pension plans. The post-employment health care and life insurance plans for the Company’s retirees and their dependents are both contributory and noncontributory and include a limit on the Company’s share of cost for recent and future retirees.

Net Periodic Cost

The following table summarizes the benefit costs (income) related to the Company’s pension and post-employment health care and life insurance plans for the three months ended March 31, 2010 and 2009:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Pension		Health Care and Life
Three Months Ended March 31,	2010	2009	2010	2009
	(in millions)
Service cost	$1	$1	$1	$1
Interest cost	7	8	4	4
Expected return on plan assets	(8)	(11)	—	—
Actuarial loss, net	—	1	—	—
Net periodic benefit (income) cost	$—	$(1)	$5	$5

Note 9

Employee Benefits

Savings Plans Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in the plan.  Under the plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees.  The Company recorded total savings plan expenses of $6 million during each of the three months ended March 31, 2010 and 2009.

Severance Benefits

During the three months ended March 31, 2010 and 2009, the Company paid severance benefits of $1 million and $2 million, respectively.  These payments primarily related to restructuring.

Note 10

Stock-Based Compensation

In accordance with our plan of reorganization, the 2009 Long-Term Incentive Plan was approved and became effective on December 31, 2009 (the “2009 Plan”).  Upon the Company’s emergence from bankruptcy, all Predecessor stock-based compensation plans were cancelled.  Since the 2009 Plan was approved pursuant to the plan of reorganization, it is not required to be subsequently approved by the Company’s stockholders.  The 2009 Plan provides for several forms of incentive awards to be granted to designated eligible employees, non-management directors, consultants and independent contractors providing services to the Company.  The maximum number of shares of SuperMedia common stock authorized for issuance under the 2009 Plan is 1,500,000.  During 2010, the Company granted equity awards under the 2009 Plan to certain employees and to our non-management directors.

Restricted Stock

The 2009 Plan provides for grants of restricted stock.  These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation. The fair value of the restricted stock awards was determined based on the price of SuperMedia common stock on the date of grant.

On March 12, 2010, certain employees were granted restricted stock awards as part of the Company’s 2009 long-term incentive compensation program. The restricted stock vests over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date.  All unvested shares of restricted stock will immediately terminate upon the employee’s termination of employment with the Company for any reason on or before the third anniversary date of the award, except that the Human Resources Committee of the Company, at its sole option and election, may permit the unvested shares not to terminate if the employee is terminated without cause.  If a change in control occurs on or before the third anniversary of the grant date, all unvested shares of restricted stock will immediately vest.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

Grants of 79,000 restricted stock awards provided to the Company’s chief executive officer are not subject to the above restrictions and will immediately vest upon a change in control, termination for good reason, without cause, or due to death or disability. All unvested shares of restricted stock will immediately terminate upon the termination of employment with the Company for any reason not set forth in the previous sentence, including, without limitation, termination for cause.  If the Company declares and pays dividends on outstanding shares, these awards will receive dividend equivalent restricted stock units.  Dividend equivalents are subject to the same vesting, forfeiture and other terms applicable to the corresponding restricted stock awards and will be settled in the form of an equivalent number of shares if and when the corresponding restricted shares become vested.

Certain of the Company’s non-management directors were granted restricted stock awards that vest on December 31, 2010.  All unvested shares of restricted stock will immediately terminate if a non-management director ceases to be a member of the board of directors of the Company on or before December 31, 2010.  If a change in control occurs on or before December 31, 2010, all unvested shares of restricted stock will immediately vest.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

A portion of the cost related to these awards is included in the Company’s compensation expense for the three months ended March 31, 2010.

Changes in the Company’s outstanding restricted stock awards were as follows:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2010	—	$—
Granted	499,386	37.98
Vested	—	—
Forfeitures	—	—
Outstanding restricted stock at March 31, 2010	499,386	$37.98

Restricted Stock Units

The 2009 Plan provides for grants of restricted stock units (“RSUs”) that can be settled in cash, shares of SuperMedia common stock or a combination thereof.  These awards are classified as either liability or equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

On March 12, 2010, certain non-management directors were granted an award of RSUs that vest over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date.  If a director ceases to be a member of the board of directors of the Company on or before the third anniversary date of the award, the RSUs will vest on a prorated basis by dividing the number of days commencing on the anniversary vesting date or date of award, as applicable, and ending on the date of separation from service by, (i) 1,095 days if the date of separation from service occurs prior to the first anniversary date of the award, (ii) 730 days if the date of separation from service occurs after the first anniversary date of the award but before the second anniversary date of the award, and (iii) 365 days if the date of separation from service occurs after the second anniversary date of the award but before the third anniversary date of the award, and the number of RSUs remaining will immediately terminate. If a change in control occurs on or before the third anniversary date of the award, all unvested shares of restricted stock will immediately vest.

The fair value of the RSUs was determined based on the price of SuperMedia common stock on the date of grant.  The RSUs are settled in stock, and therefore, classified as an equity award.  No dividends are payable on the RSUs.  However, dividend equivalents, equal to the amount of the dividend that would have been paid on an equivalent number of shares of SuperMedia common stock, are granted in the form of additional RSUs.  The dividend equivalent RSUs are subject to the same vesting, forfeiture and other terms and conditions applicable to the RSUs.

A portion of the costs of this award is included in the Company’s compensation expense for the three months ended March 31, 2010.

Changes in the Company’s outstanding restricted stock units were as follows:

	Restricted Stock Units	Weighted- Average Fair Value
Outstanding RSUs at January 1, 2010	—	$—
Granted	9,219	37.98
Dividend equivalents	—	—
Payments	—	—
Forfeitures	—	—
Outstanding RSUs at March 31, 2010	9,219	$37.98

Stock-Based Compensation Expense

The pre-tax compensation expense recognized for the three months ended March 31, 2010 and 2009, related to stock-based compensation was less than $1 million and $3 million, respectively.  These costs are recorded as part of general and administrative expenses on the consolidated statements of operations.

As of March 31, 2010, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock and restricted stock unit awards was approximately $17 million and is expected to be recognized over a weighted-average period of approximately 2.9 years.

Note 11

Income Taxes

Income taxes for the three months ended March 31, 2010 and 2009 have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense and the tax effect of other one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 36% for 2010. Our effective tax rate for 2010 may be subject to changes in future periods. The full year effective tax rate for 2009 was 4.3% primarily due to reorganization items recorded in 2009.

On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law, which was amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010.  These Acts include provisions that eliminate a future tax deduction related to Medicare Part D subsidies received on or after January 1, 2013.  This change in tax law required the Company to record a non-cash income tax charge of $7 million to reduce the associated deferred tax asset during the three months ended March 31, 2010.

Note 12

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company has established reserves for the estimated losses on specific contingent liabilities, including certain of the matters described below, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, including certain of the matters described below, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome and/or the potential amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material effect on its statement of operations.

In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges.  The proposed assessment relates to the audit period March 1998 through May 2005. On May 5, 2008, the State of New York issued a notice of determination to the Company for approximately $28 million. The Company filed its response on July 25, 2008.  On October 1, 2009, the State of New York issued another notice of determination for sales and use tax for the period June 2005 to June 2009, for approximately $26 million. The tax allegedly due as asserted by the State is related to sales and use tax on printing and mailing charges. The Company filed its response asserting its disagreement with the second notice of determination.  The State of New York also sent individual notices of determination to past and current Company officers.  The Company has filed its response to those individual notices as well.  All the matters against the Company and the individuals have been stayed pending the outcome of a related matter.

In late December 2008, the Company received tax assessments from the State of Washington related to operating taxes allegedly due on the Company’s inter-company transactions.  The proposed assessments totaling approximately $13 million relate to the audit period January 1, 2003 through June 30, 2008.  On February 19, 2009, the Company filed appeals to these assessments.  A first hearing on the Company’s appeals was held on October 20, 2009, before a Washington administrative law judge.  On February 24, 2010, the Washington Department of Revenue issued its ruling on the Company’s appeal, generally ruling in the Company’s favor.  Accordingly, the Company does not expect to further appeal this ruling.

The Company was served with a lawsuit on January 29, 2009, originally filed on January 13, 2009, in the U.S. District Court for the Southern District of California.  The plaintiff in this case claims that the Company used plaintiff’s copyrighted material without a license in multiple publications across the country.  Plaintiff seeks an injunction and both statutory and actual damages.  Plaintiff filed a claim in Idearc’s bankruptcy, and also amended her complaint in California to seek recovery against Verizon for the same offenses.  Because of the Company’s indemnification obligations to Verizon, the Company filed for and the Court dismissed Verizon from the case.  The Company has filed a motion to dismiss the Company defendants from the case because of the discharge in bankruptcy and expects to resolve the claim through the bankruptcy process.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust.  The suit generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts which made their statements misleading, regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional former Company directors as party defendants.  On June 26, 2009, the Bankruptcy Court entered an injunction prohibiting the prosecution of the Corwin litigation while the Company remains in bankruptcy. Since the Company has emerged from bankruptcy, the injunction has been lifted and discovery in the case has commenced.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On April 30, 2009, May 21, 2009 and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not on the Company or its subsidiaries).  The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separately named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007, and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas, against two of the Company’s current officers (but not on the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008, and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with this case.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District a lead plaintiff and lead plaintiffs’ attorney has been selected.  On April 12, 2010, the Company filed a motion to dismiss the entire complaint.  Briefing by all the parties will follow.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a putative class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon Employee Benefits Committee and the Company Employee Benefits Committee.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the spin.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under ERISA; that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed directly at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company has waived issuance of citation and filed its motion to dismiss the entire complaint on March 10, 2010.  Briefing on the motion is near completion.

On December 10, 2009, plaintiff, a former employee with a history of litigation against the Company, filed a putative class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company Employee Benefits Committee.  The complaint attempts to recover alleged losses to the various savings and pension plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA of the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that the defendants wrongfully allowed all the plans to invest in Idearc common stock, alleges that the defendants made material misrepresentations regarding the Company’s financial performance and condition, alleges the defendants had divided loyalties, alleges the defendants mismanaged the plan assets, and alleges certain defendants breached their duty to monitor and inform the Committee members of required disclosures.  The plaintiffs seek unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  The plaintiffs have recently obtained service; however, a separate, identical complaint has been filed in the same jurisdiction.  The Company’s response will be due after a consolidation of both complaints and a future amended pleading is filed by the lead plaintiffs.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

SuperMedia Inc. and its subsidiaries (collectively, “SuperMedia,” “We,” “Our,” “Us,” “Successor,” or the “Company”) is one of the largest yellow pages directories publishers in the United States as measured by revenues, and we believe that we have a strong presence in the online local search market. On December 31, 2009, the Company emerged from bankruptcy and changed its name to SuperMedia.  SuperMedia is the successor company to Idearc Inc. (collectively, “Idearc,” or “Predecessor”) which filed for Chapter 11 protection under the United States Bankruptcy Code (the “Bankruptcy Code”) in March 2009.  The terms “SuperMedia”, “We,” “Our,” “Us,” and “the Company,” when used in this report with respect to the period prior to SuperMedia’s emergence from bankruptcy, are references to Idearc and when used with respect to the period commencing after SuperMedia’s emergence, are references to SuperMedia. These references include the subsidiaries of SuperMedia Inc. or Idearc Inc.

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

Basis of Presentation

Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results for the interim periods are not necessarily indicative of results for the full year. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements.

The Company adopted the guidance on financial reporting by entities that have filed petitions with the Bankruptcy Court from March 31, 2009, the Petition Date, until emergence from Chapter 11 Bankruptcy on December 31, 2009, the Effective Date.  This guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized from the reorganization process are classified as reorganization items in the consolidated statements of operations. The consolidated balance sheet at December 31, 2009 reflects the impact of the Amended Plan and the effects of the adoption of fresh start accounting.  The consolidated financial statements for the periods ended prior to December 31, 2009 do not include the effect of any changes in the Company’s capital structure and changes in fair value of assets and liabilities as a result of fresh start accounting.  The historical financial statements of Idearc (“Predecessor”) are presented separately from SuperMedia (“Successor”) results in this report and future reports.  As a result of the adoption of fresh start accounting in December 2009, the post-emergence financial results are not comparable to our pre-emergence financial results.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current period presentation.

Impacts of Fresh Start Accounting on 2010 Results

In connection with the adoption of fresh start accounting, the Company anticipates significant impacts to its 2010 results of operations.  At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero.  As a result, approximately $846 million of deferred revenue and $215 million of deferred directory costs will not be recognized in our 2010 consolidated statement of operations which would have otherwise been recorded by the Predecessor.  These fresh start adjustments will only impact our 2010 consolidated statement of operations, will not affect future years’ results, and do not affect cash flows as client billing and collection activities remain unchanged.

In addition, the fair values of certain intangible assets were increased in association with fresh start accounting in the amount of $555 million, resulting in anticipated amortization expense in 2010 of approximately $111 million which would not have been recorded by the Predecessor.  For additional information on our fresh start accounting adjustments, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

As a result of the implementation of fresh start accounting, approximately $379 million of revenue and $92 million of directory and sales commissions costs were not recognized in the three months ended March 31, 2010 which would have otherwise been recorded by the Predecessor. In addition, the fair values of certain intangible assets were increased in association with fresh start accounting, resulting in amortization expense in the three months ended March 31, 2010 of approximately $28 million which would not have been recorded by the Predecessor.

Advertising Sales

Our advertising sales have continued to decline due to weaker economic conditions and competition from other advertising media.  These declines in advertising sales will impact revenue throughout 2010 due to the amortization method of accounting.  For the three months ended March 31, 2010 net advertising sales, which primarily reflect sales activity from the second half of 2009, declined 20.6% compared to the same period in 2009. For the three months ended March 31, 2009 net advertising sales declined 15.9% compared to the same period in 2008.

Results of Operations

We emerged from Chapter 11 and adopted fresh start accounting on December 31, 2009. As a result of the application of fresh start accounting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of the results of operations, the three months ended March 31, 2009 have been compared to the three months ended March 31, 2010 as included in our consolidated statements of operations. In this discussion, we disclose the fresh start accounting and other impacts on our results of operations that vary from historical Predecessor Company periods to aid in the understanding of our financial performance. The implementation of fresh start accounting at December 31, 2009, which included adjustments to deferred revenue and deferred directory costs as required by U.S. GAAP, has had and will continue to have a significant non-cash impact on our future consolidated results of operations, but will have no impact on the underlying cash, working capital assumptions or operation of our business.

The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth our operating results for the three months ended March 31, 2010 and 2009:

	Successor Company	Predecessor Company
Three Months Ended March 31,	2010	2009	Change	% Change
	(in millions, except %)
Operating Revenue	$154	$674	$(520)	(77.2)%
Operating Expense
Selling	109	197	(88)	(44.7)
Cost of sales (exclusive of depreciation and amortization)	89	151	(62)	(41.1)
General and administrative	52	124	(72)	(58.1)
Depreciation and amortization	48	17	31	182.4
Total operating expense	298	489	(191)	(39.1)

Operating income (loss)	(144)	185	(329)	NM
Interest expense, net	72	154	(82)	(53.2)
Income (loss) before reorganization items and provision (benefit) for income taxes	(216)	31	(247)	NM
Reorganization items	2	396	394	(99.5)
Income (loss) before provision (benefit) for income taxes	(218)	(365)	147	(40.3)
Provision (benefit) for income taxes	(75)	(122)	47	(38.5)
Net income (loss)	$(143)	$(243)	$100	(41.2)%

Operating Revenue

Operating revenue of $154 million in the three months ended March 31, 2010 decreased $520 million, or 77.2%, compared to $674 million in the three months ended March 31, 2009. This decline was due primarily to the impacts of fresh start accounting, reduced advertiser renewals, reflecting a weaker economy and competition, partially offset by the addition of new advertisers, increases in advertiser spending and revenue from new offerings. We continued to face competition from other advertising media, including cable television, radio and the Internet. Our operating revenue in the three months ended March 31, 2010 was significantly impacted by the exclusion of $379 million of amortized revenue resulting from the implementation of fresh start accounting, that would have been recognized by our Predecessor Company.

Operating Expense

Operating expense of $298 million in the three months ended March 31, 2010 decreased $191 million, or 39.1%, compared to $489 million in the three months ended March 31, 2009 for the reasons described below.

Selling. Selling expense of $109 million in the three months ended March 31, 2010 decreased $88 million, or 44.7%, compared to $197 million in the three months ended March 31, 2009. This decrease resulted primarily from the impacts of fresh start accounting, lower employee related costs, sales commissions and reduced advertising costs associated with our national advertising program. However, over the course of the year, we anticipate our advertising spending to approximate 2009 levels. Our selling expense in the three months ended March 31, 2010 was significantly impacted by the exclusion of $43 million of the amortized effect of deferred sales commissions due to our implementation of fresh start accounting, that would have been recognized by our Predecessor Company.

Cost of Sales. Cost of sales of $89 million in the three months ended March 31, 2010 decreased $62 million, or 41.1%, compared to $151 million in the three months ended March 31, 2009. This decrease was primarily due to the impacts of fresh start accounting, reduced printing and distribution costs and reduced Internet traffic costs. Our cost of sales expense in the three months ended March 31, 2010 was significantly impacted by the exclusion of $49 million of the amortized effect of printing and distribution costs due to our implementation of fresh start accounting, that would have been recognized by our Predecessor Company.

General and Administrative. General and administrative expense of $52 million in the three months ended March 31, 2010 decreased $72 million, or 58.1%, compared to $124 million in the three months ended March 31, 2009.  The decrease was driven by lower bad debt, reduced employee related costs, lower restructuring costs and lower stock-based compensation.  During the three months ended March 31, 2009, we recorded $12 million of restructuring charges associated with our ongoing strategic organizational cost savings initiatives. which included $10 million of professional fees associated with pre-petition capital restructuring costs.  Bad debt expense of $12 million in the three months ended March 31, 2010, decreased by $50 million, or 80.6%, compared to $62 million in the three months ended March 31, 2009.  Bad debt expense as a percent of total operating revenue was 7.8% for the three months ended March 31, 2010 compared to 9.2% for the three months ended March 31, 2009. Our general and administrative expense in the three months ended March 31, 2010 was significantly impacted by the exclusion of approximately $30 million of bad debt expense due to our lower revenue associated with the implementation of fresh start accounting at December 31, 2009, that would have been recognized by our Predecessor Company.

Depreciation and Amortization. Depreciation and amortization expense of $48 million in the three months ended March 31, 2010 increased $31 million, or 182.4%, compared to $17 million in the three months ended March 31, 2009. This increase was primarily due to the amortization of intangible assets related to client relationships, patented technologies (patents) and marketing-related intangible assets (trademarks, domain names and trade names), which were recorded at December 31, 2009 in connection with our adoption of fresh start accounting. This increase in intangible assets will significantly increase our amortization expense throughout 2010.

Interest Expense

Interest expense, net of interest income, of $72 million decreased $82 million, or 53.2%, compared to $154 million in the three months ended March 31, 2009 as a result of our new debt structure, which lowered our debt obligations.

Reorganization Items

We recorded $2 million of reorganization items in the three months ended March 31, 2010 related to professional fees associated with our bankruptcy as compared to $396 million for the three months ended March 31, 2009.  Reorganization items for the three months ended March 31, 2009 included non-cash charges of $279 million associated with the remeasurement to fair value of our then existing interest rate swap agreements and $117 million associated with the remeasurement of our then existing deferred losses in accumulated other comprehensive loss to reflect the component of forecasted interest rate payments that were likely to occur.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes of ($75) million in the three months ended March 31, 2010 decreased $47 million, compared to ($122) million in the three months ended March 31, 2009 primarily due to the impact of the items listed above. The effective tax rates for the three months ended March 31, 2010 and 2009 were 34.4% and 33.4%, respectively. The results for the three months ended March 31, 2010 and 2009, include the effects of one-time discrete items.  We anticipate the effective tax rate, including interest expense and other one-time discrete items, to approximate 36% for 2010. Our effective tax rate for 2010 may be subject to changes in future periods. The full year effective tax rate for 2009 was 4.3% primarily due to reorganization items recorded in 2009.

Liquidity and Capital Resources

The following table sets forth a summary of cash flows for the three months ended March 31, 2010 and 2009:

	Successor Company	Predecessor Company
Three Months Ended March 31,	2010	2009	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$92	$184	$(92)
Investing activities	(11)	(12)	1
Financing activities	—	—	—
Increase In Cash and Cash Equivalents	$81	$172	$(91)

Our primary source of funds continues to be cash generated from operations. In the three months ended March 31, 2010, net cash provided by operating activities decreased $92 million, or 50.0%, compared to the three months ended March 31, 2009, primarily due to lower cash collections associated with lower revenues and increased interest payments on our debt.  As a result of filing bankruptcy in 2009, the Company did not make scheduled debt interest payments after February of 2009.  In addition, we made higher payments associated with our bankruptcy.  These decreases in cash generated from operations were partially offset by reduced spending associated with our strategic organizational cost savings initiatives.

We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2010.

Critical Accounting Policies

There were no material changes to our critical accounting policies and estimates since December 31, 2009. Refer to “Management’s Discussion and Analysis” in our 2009 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amendments to Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” by requiring new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy.  The provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which will be effective for reporting periods beginning after December 15, 2010.  The Company has adopted the applicable provisions of ASU 2010-06 as required.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk.

Our exposures to market risk have not changed materially since December 31, 2009. For quantitative and qualitative disclosures about our market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risks” in Part II of our 2009 Annual Report on Form 10-K.

Item 4T.                         Controls and Procedures.

Disclosure Controls

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the Securities Exchange Commission. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

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

The Company has established reserves for the estimated losses on specific contingent liabilities, including certain of the matters described below, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, including certain of the matters described below, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome and/or the potential amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material effect on its statement of operations.

In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges.  The proposed assessment relates to the audit period March 1998 through May 2005. On May 5, 2008, the State of New York issued a notice of determination to the Company for approximately $28 million. The Company filed its response on July 25, 2008.  On October 1, 2009, the State of New York issued another notice of determination for sales and use tax for the period June 2005 to June 2009, for approximately $26 million. The tax allegedly due as asserted by the State is related to sales and use tax on printing and mailing charges. The Company filed its response asserting its disagreement with the second notice of determination.  The State of New York also sent individual notices of determination to past and current Company officers.  The Company has filed its response to those individual notices as well.  All the matters against the Company and the individuals have been stayed pending the outcome of a related matter.

In late December 2008, the Company received tax assessments from the State of Washington related to operating taxes allegedly due on the Company’s inter-company transactions.  The proposed assessments totaling approximately $13 million relate to the audit period January 1, 2003 through June 30, 2008.  On February 19, 2009, the Company filed appeals to these assessments.  A first hearing on the Company’s appeals was held on October 20, 2009, before a Washington administrative law judge.  On February 24, 2010, the Washington Department of Revenue issued its ruling on the Company’s appeal, generally ruling in the Company’s favor.  Accordingly, the Company does not expect to further appeal this ruling.

The Company was served with a lawsuit on January 29, 2009, originally filed on January 13, 2009, in the U.S. District Court for the Southern District of California.  The plaintiff in this case claims that the Company used plaintiff’s copyrighted material without a license in multiple publications across the country.  Plaintiff seeks an injunction and both statutory and actual damages.  Plaintiff filed a claim in Idearc’s bankruptcy, and also amended her complaint in California to seek recovery against Verizon for the same offenses.   Because of the Company’s indemnification obligations to Verizon, the Company filed for and the Court dismissed Verizon from the case.  The Company has filed a motion to dismiss the Company defendants from the case because of the discharge in bankruptcy and expects to resolve the claim through the bankruptcy process.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust.  The suit generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts which made their statements misleading, regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional former Company directors as party defendants.  On June 26, 2009, the Bankruptcy Court entered an injunction prohibiting the prosecution of the

Corwin litigation while the Company remains in bankruptcy. Since the Company has emerged from bankruptcy, the injunction has been lifted and discovery in the case has commenced.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On April 30, 2009, May 21, 2009 and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not on the Company or its subsidiaries).  The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separately named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007, and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas, against two of the Company’s current officers (but not on the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008, and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with this case.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District a lead plaintiff and lead plaintiffs’ attorney has been selected.  On April 12, 2010, the Company filed a motion to dismiss the entire complaint.   Briefing by all the parties will follow.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a putative class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon Employee Benefits Committee and the Company Employee Benefits Committee.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the spin.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under ERISA; that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed directly at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company has waived issuance of citation and filed its motion to dismiss the entire complaint on March 10, 2010.  Briefing on the motion is near completion.

On December 10, 2009, plaintiff, a former employee with a history of litigation against the Company, filed a putative class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company Employee Benefits Committee.  The complaint attempts to recover alleged losses to the various savings and pension plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA of the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that the defendants wrongfully allowed all the plans to invest in Idearc common stock, alleges that the defendants made material misrepresentations regarding the Company’s financial performance and condition, alleges the defendants had divided loyalties, alleges the defendants mismanaged the plan assets, and alleges certain defendants breached their duty to monitor and inform the Committee members of required disclosures.  The plaintiffs seek unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  The plaintiffs have recently obtained service; however, a separate, identical complaint has been filed in the same jurisdiction.  The Company’s response will be due after a consolidation of both complaints and a future amended pleading is filed by the lead plaintiffs.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

Item 1A.                                Risk Factors.

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 in evaluating our Company. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.

There have been no material changes in our risk factors from those disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                         Defaults Upon Senior Securities.

None.

Item 4.                                         (Removed and Reserved).

Item 5.                                         Other Information.

None.

Item 6.                                         Exhibits.

Exhibits:
2.1

First Amended Joint Plan of Reorganization of Idearc Inc., et al Debtors, dated December 21, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 24, 2009).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010).
3.2	Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010).
4.1

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed March 3, 2010).

4.2

Rights Agreement, dated March 3, 2010, between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, filed March 3, 2010).

10.1	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010).*
10.2	Employee Restricted Stock Award Agreement with Scott W. Klein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010).*
10.3	2010 Long-Term Incentive Award Agreement with Scott W. Klein (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010).*
10.4	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010).*
10.5	Form of Director Stock-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010).*
10.6	Summary of 2010 Short-Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 5, 2010).*
10.7	Form of Emergence Bonus Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 16, 2010).*
10.8

Amended and Restated Standstill Agreement, dated January 21, 2010, by and between the Registrant and Paulson & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010).

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

SUPERMEDIA INC.

May 11, 2010	/s/ Scott W. Klein
Scott W. Klein
Chief Executive Officer
(Principal Executive Officer)

May 11, 2010	/s/ Samuel D. Jones
Samuel D. Jones
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:
2.1

First Amended Joint Plan of Reorganization of Idearc Inc., et al Debtors, dated December 21, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 24, 2009).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010).
3.2	Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010).
4.1

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed March 3, 2010).

4.2

Rights Agreement, dated March 3, 2010, between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, filed March 3, 2010).

10.1	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010).*
10.2	Employee Restricted Stock Award Agreement with Scott W. Klein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010).*
10.3	2010 Long-Term Incentive Award Agreement with Scott W. Klein (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010).*
10.4	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010).*
10.5	Form of Director Stock-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010).*
10.6	Summary of 2010 Short-Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 5, 2010).*
10.7	Form of Emergence Bonus Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 16, 2010).*
10.8

Amended and Restated Standstill Agreement, dated January 21, 2010, by and between the Registrant and Paulson & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010).

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