Form 10-Q
period 2010-06-30
SUPERMEDIA INC.
filed 2010-07-29
CIK 1367396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company☐

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

As of July 23, 2010, there were 15,506,948 shares of the Registrant’s common stock outstanding.

			Page No.
Forward-Looking Statements			1
PART I - FINANCIAL INFORMATION
Item	1.	Financial Statements	3
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item	4T.	Controls and Procedures	26
PART II - OTHER INFORMATION
Item	1.	Legal Proceedings	27
Item	1A.	Risk Factors	28
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item	3.	Defaults Upon Senior Securities	28
Item	4.	(Removed and Reserved)	28
Item	5.	Other Information	28
Item	6.	Exhibits	29

FORWARD-LOOKING STATEMENTS

Certain statements included in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws. Statements that include the words “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. You should not place undue reliance on these statements.  These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general.  Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risks related to the following:

•                  our post-restructuring financial condition, financing requirements and cash flow;

•                  the inability to provide assurance for the long-term continued viability of our business;

•                  limitations on our operating and strategic flexibility and the ability to operate our business, finance our capital needs or expand business strategies under the terms of our debt agreements;

•                  results from any failure to comply with the financial covenants and other restrictive covenants in our debt agreements;

•                  limited access to capital markets and increased borrowing costs resulting from our leveraged capital structure and recent debt ratings;

•                  reduced advertising spending by our clients and contract cancellations resulting from the current economic environment, which drives reduced revenues;

•                  competition from other yellow pages directory publishers and other traditional and new media and our ability to anticipate or respond to changes in technology and user preferences;

•                  declining use of print yellow pages directories by consumers;

•                  our ability to complete the implementation of our plan of reorganization and the discharge of our Chapter 11 bankruptcy cases, including successfully resolving any remaining claims;

•                  any negative client, vendor, carrier and third-party responses resulting from the implementation of our confirmed plan of reorganization;

•                  the impact that the filing for and emerging from Chapter 11 bankruptcy has had and could continue to have on our business operations, financial condition, liquidity or cash flow;

•                  changes in the availability and cost of paper and other raw materials used to print our directories and our reliance on third-party providers for printing and distribution services;

•                  increased credit risk associated with our reliance on small- and medium-sized businesses as clients, in the current economic environment;

•                  changes in our operating performance;

•                  our ability to attract and retain qualified key personnel;

•                  our ability to maintain good relations with our unionized employees;

•                  changes in labor, business, political and economic conditions;

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

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Operating Revenue	$247	$651	$401	$1,325
Operating Expense
Selling	113	164	222	361
Cost of sales (exclusive of depreciation and amortization)	103	148	192	299
General and administrative	45	106	97	230
Depreciation and amortization	47	17	95	34
Total Operating Expense	308	435	606	924

Operating Income (Loss)	(61)	216	(205)	401
Interest expense (income), net	71	(3)	143	151
Income (Loss) Before Reorganization Items and Provision (Benefit) for Income Taxes	(132)	219	(348)	250

Reorganization items	1	9	3	405
Income (Loss) Before Provision (Benefit) for Income Taxes	(133)	210	(351)	(155)

Provision (benefit) for income taxes	(50)	68	(125)	(54)
Net Income (Loss)	$(83)	$142	$(226)	$(101)
Basic and diluted earnings (loss) per common share	$(5.55)	$0.97	$(15.10)	$(0.69)
Basic and diluted weighted-average common shares outstanding	15	147	15	147
Dividends declared per common share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At June 30,	At December 31,
	2010	2009
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$300	$212
Accounts receivable, net of allowances of $53 and $0	212	291
Unbilled accounts receivable	146	655
Accrued taxes receivable	—	132
Deferred directory costs	168	24
Prepaid expenses and other	18	17
Total current assets	844	1,331
Property, plant and equipment	113	107
Less: accumulated depreciation	14	—
	99	107
Goodwill	1,707	1,707
Intangible assets, net	546	614
Pension assets	59	65
Other non-current assets	6	10
Total assets	$3,261	$3,834
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$2	$—
Accounts payable and accrued liabilities	173	232
Deferred revenue	73	—
Deferred tax liabilities	58	218
Other	16	19
Total current liabilities	322	469
Long-term debt	2,571	2,750
Employee benefit obligations	307	325
Non-current deferred tax liabilities	46	55
Unrecognized tax benefits	35	33
Other liabilities	2	2
Stockholders’ equity (deficit):
Common stock ($.01 par value; 60 million shares authorized, 15,504,937 and 14,996,952 shares issued and outstanding in 2010 and 2009, respectively)	—	—
Additional paid-in capital	202	200
Retained earnings (deficit)	(226)	—
Accumulated other comprehensive income	2	—
Total stockholders’ equity (deficit)	(22)	200
Total liabilities and stockholders’ equity (deficit)	$3,261	$3,834

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Company	Company
	Six Months Ended June 30,
	2010	2009
	(in millions)
Cash Flows from Operating Activities
Net loss	$(226)	$(101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash reorganization items	—	403
Depreciation and amortization expense	95	34
Employee retirement benefits	6	12
Deferred income taxes	(171)	(158)
Provision for uncollectible accounts	30	122
Stock-based compensation expense	2	5
Changes in current assets and liabilities
Accounts receivable	558	(78)
Deferred directory costs	(144)	18
Other current assets	—	9
Accounts payable and accrued liabilities	143	18
Other, net	(7)	(23)
Net cash provided by operating activities	286	261
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(21)	(21)
Acquisitions	—	(3)
Net cash used in investing activities	(21)	(24)
Cash Flows from Financing Activities
Repayment of long-term debt	(177)	(188)
Net cash used in financing activities	(177)	(188)
Increase in cash and cash equivalents	88	49
Cash and cash equivalents, beginning of year	212	510
Cash and cash equivalents, end of period	$300	$559

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1

General

SuperMedia Inc. and its subsidiaries (collectively, “SuperMedia,” “We,” “Our,” “Us,” “Successor Company,” or the “Company”) is one of the largest yellow pages directories publishers in the United States as measured by revenues, and we believe that we have a strong presence in the online local search market. On December 31, 2009, the Company emerged from bankruptcy and changed its name to SuperMedia.  SuperMedia is the successor company to Idearc Inc. (collectively, “Idearc,” or “Predecessor Company”) which filed for Chapter 11 protection under the United States Bankruptcy Code (the “Bankruptcy Code”) in March 2009.  The terms “SuperMedia,” “We,” “Our,” “Us,” and “the Company,” when used in this report with respect to the period prior to SuperMedia’s emergence from bankruptcy, are references to Idearc, and when used with respect to the period commencing after SuperMedia’s emergence, are references to SuperMedia. These references include the subsidiaries of SuperMedia Inc. or Idearc Inc.

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

We are the exclusive official publisher of Verizon Communications Inc. print directories in the markets in which Verizon is currently the incumbent local telephone exchange carrier. We use the Verizon brand on our print directories in these and other specified markets.  We also have a number of agreements with FairPoint Communications Inc. in connection with the transfer by Verizon to FairPoint of certain local telephone exchange assets in Maine, New Hampshire and Vermont.  These agreements included a publishing agreement, a branding agreement, and a non-competition agreement, each of which has a term expiring in 2036.

On July 1, 2010, Verizon completed the sale to Frontier Communications Corp. of its local telephone exchange assets in 14 states, including Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia, Wisconsin, and a small number of local telephone exchanges in California, including those bordering Arizona, Nevada and Oregon.  In accordance with the terms of our commercial agreements with Verizon, Frontier has entered into publishing, branding and non-competition agreements on substantially the same terms with the Company for these local telephone exchanges, each of which has a term expiring in 2036.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of the Company.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of operating results to be expected in future periods.

The Company adopted the guidance on financial reporting by entities that have filed petitions with the Bankruptcy Court from March 31, 2009, the Petition Date, until emergence from Chapter 11 Bankruptcy on December 31, 2009, the effective date of our Amended Plan.  This guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized from the reorganization process are classified as reorganization items in the consolidated statements of operations. The consolidated balance sheet at December 31, 2009 reflects the impact of the Amended Plan and the effects of the adoption of fresh start accounting.  The consolidated financial statements for the periods ended prior to December 31, 2009 do not include the effect of any changes in the Company’s capital structure and changes in fair value of assets and liabilities as a result of fresh start accounting.  The historical financial statements of Idearc (“Predecessor Company”) are presented separately from SuperMedia (“Successor Company”) results in this report and future reports.  As a result of the adoption of fresh start accounting on December 31, 2009, the post-emergence financial results are not comparable to our pre-emergence financial results.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

Impact of Fresh Start Accounting

In connection with the adoption of fresh start accounting, the Company anticipates significant non-cash impacts to its 2010 results of operations.  At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero.  As a result, approximately $846 million of deferred revenue and $215 million of deferred directory costs will not be recognized in our 2010 consolidated statement of operations which would have otherwise been recorded by the Predecessor.  These non-cash fresh start adjustments will only impact our 2010 consolidated statement of operations, will not affect future years’ results, and do not affect cash flows as client billing and collection activities remain unchanged.

In addition, at December 31, 2009, the fair values of certain intangible assets were increased in connection with the Company’s adoption of fresh start accounting in the amount of $555 million, resulting in anticipated amortization expense in 2010 of approximately $111 million, which would not have been recorded by the Predecessor.  For additional information on our fresh start accounting adjustments, see Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Note 2

Reorganization Items

During the three and six months ended June 30, 2010, the Company recorded reorganization items of $1 million and $3 million, respectively, in the consolidated statements of operations compared to $9 million and $405 million for the three and six months ended June 30, 2009, respectively. These items were recorded in accordance with provisions established by the applicable reorganization accounting rules.  Reorganization items represent charges that are directly associated with the reorganization process under Chapter 11 of the Bankruptcy Code, and include certain expenses (including professional fees), realized gains and losses and provisions for losses resulting from the reorganization.

The following table sets forth the reorganization items included in the consolidated statement of operations for the three and six months ended June 30, 2010 and 2009:

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Fair value adjustment associated with interest rate swap derivatives	$—	$—	$—	$279
Write-off of deferred losses associated with interest rate swap derivatives	—	7	—	124
Other	1	2	3	2
Total reorganization items	$1	$9	$3	$405

Other reorganization expenses for the three and six months ended June 30, 2010 and 2009 primarily consist of professional fees directly associated with our Chapter 11 reorganization.

In March 2009 we filed for Chapter 11 Bankruptcy, which constituted an event of default under our then existing interest rate swap agreements. As a result, these interest rate swap agreements were no longer deemed financial instruments required to be remeasured at fair value each reporting period, but became liabilities which were recorded based on management’s estimate of the amount to settle the obligations.  This resulted in a non-cash charge of $279 million that was recognized as a reorganization item in the accompanying consolidated statement of operations for the six months ended June 30, 2009.

During 2009, deferred losses in accumulated other comprehensive loss associated with the interest rate swaps were remeasured to reflect the component of forecasted interest rate payments that were likely to occur. This resulted in non-cash charges of $7 million and $124 million that represented a proportional reduction in cash flows based on the renegotiated lower underlying debt obligations, which were recognized as reorganization items in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2009, respectively.

During the six months ended June 30, 2010 and 2009, the Company made cash payments associated with reorganization items of $25 million and $1 million, respectively.  These payments were primarily for professional fees directly associated with the Chapter 11 reorganization.

Note 3

Restructuring

During the three and six months ended June 30, 2010, the Company recorded $2 million and $4 million, respectively, of restructuring charges associated with its ongoing strategic organizational cost savings initiatives, compared to $1 million and $13 million for the three and six months ended June 30, 2009, respectively.

The following table sets forth the restructuring costs that are included in general and administrative expense in the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009:

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Severance pay and benefits	$2	$1	$4	$1
Capital restructuring — pre-petition	—	—	—	10
Facilities charges	—	—	—	1
Other	—	—	—	1
Total restructuring expense	$2	$1	$4	$13

The following table sets forth the balance of the restructuring accrual at June 30, 2010 and details the changes in the accrued liability through the first six months of 2010:

	Beginning Balance at January 1, 2010	Restructuring Expense	Payments	Ending Balance at June 30, 2010
	(in millions)
Severance pay and benefits	$4	$4	$(3)	$5

The Company anticipates there will be additional restructuring charges in subsequent periods.

Note 4

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the reported net loss for the three and six months ended June 30, 2010 and the six months ended June 30, 2009, the effect of potentially dilutive common shares was anti-dilutive and therefore not included in the calculation of diluted earnings per share.  There was no effect on earnings per share related to the potentially dilutive common shares for the three months ended June 30, 2009.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2010 and 2009:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Income (loss) available to common stockholders	$(83)	$142	$(226)	$(101)
Weighted-average common shares outstanding	15	147	15	147
Basic and diluted earnings (loss) per share	$(5.55)	$0.97	$(15.10)	$(0.69)

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. During 2010, certain employees and certain non-management directors were granted restricted stock awards, which entitles those participants to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards met the definition of a participating security. At June 30, 2010, there were 428,985 such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, none of the loss from continuing operations in the three and six months ended June 30, 2010, was allocated to these participating securities as these awards do not share in any loss generated by the Company.

Note 5

Additional Financial Information

The tables that follow set forth additional financial information related to the Company’s consolidated financial statements.

Balance Sheet

The following table sets forth additional information on accounts payable and accrued liabilities:

	At June 30,	At December 31,
	2010	2009
	(in millions)
Accounts payable and accrued liabilities:
Accounts payable	$19	$39
Accrued expenses	31	50
Accrued salaries and wages	83	92
Accrued taxes	39	50
Accrued interest	1	1
Accounts payable and accrued liabilities	$173	$232

Cash Flow

The following table sets forth additional information on cash flow for the six months ended June 30, 2010 and 2009:

	Successor Company	Predecessor Company
	Six Months Ended June 30,
	2010	2009
	(in millions)
Cash paid:
Income taxes, net of amounts refunded	$(93)	$160
Interest, net	143	62

The Company received a federal income tax refund of $94 million during the six months ended June 30, 2010 compared to making income tax payments during the same period of 2009.

Interest paid, net was $143 million and $62 million for the six months ended June 30, 2010 and 2009, respectively. As a result of our bankruptcy filing on March 31, 2009, other than the adequacy protection payment and the allowed secured credit facility claim, the Company did not make any 2009 scheduled principal or interest payments after March 2009. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information.

Comprehensive Income (Loss)

The following table sets forth the computation of total comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Net income (loss)	$(83)	$142	$(226)	$(101)
Other comprehensive income (loss), net of taxes:
Reclassification adjustment associated with cash flow hedge losses realized in net income (loss)	—	4	—	100
Adjustments for pension and post-employment benefits	2	(11)	2	(11)
Other comprehensive income (loss), net of taxes	2	(7)	2	89
Total comprehensive income (loss)	$(81)	$135	$(224)	$(12)

In 2009, deferred losses in accumulated other comprehensive income (loss) associated with the interest rate swap agreements were remeasured to reflect the component of forecasted interest payments that were likely to occur. This resulted in a non-cash charge of $4 million and $100 million for the three and six months ended June, 30, 2009, respectively.

As of June 30, 2010, the balance in accumulated other comprehensive income of $2 million (net of tax of $1 million) is associated with adjustments for pension and post-employment benefits.

The Company did not have any balances related to accumulated other comprehensive income at December 31, 2009.

Fair Values of Financial Instruments

The Company’s financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds. At June 30, 2010, the Company’s cash and cash equivalents were valued at $300 million using Level 1 inputs where the fair value is based on quoted prices in active markets for identical assets. The fair values of trade receivables, short-term investments and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value for total debt obligations at June 30, 2010 and December 31, 2009:

	At June 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Total debt obligations	$2,573	$2,214	$2,750	$2,750

Note 6

Intangible Assets

Intangible assets are recorded separately from goodwill if they meet certain criteria.  In connection with the Company’s adoption of fresh start accounting in December 2009, the Company recorded intangible assets related to client relationships, patented technologies (patents), and marketing-related intangible assets (trademarks, domain names and trade names). The fair value determination resulted in a $555 million net increase in intangible assets on the Company’s December 31, 2009 consolidated balance sheet. This increase in intangible assets will significantly increase the Company’s amortization expense in 2010 and in future periods.

The following table sets forth the details of intangible assets:

	At June 30, 2010			At December 31, 2009
	(in millions)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Internal use software	$91	$25	$66	$78	$—	$78
Client relationships	497	50	447	497	—	497
Patented technologies	34	6	28	34	—	34
Marketing-related intangibles	5	—	5	5	—	5
Total intangible assets	$627	$81	$546	$614	$—	$614

Amortization expense for intangible assets was $40 million and $81 million for the three and six months ended June 30, 2010, respectively.  Amortization expense for intangible assets was $10 million and $20 million for the three and six months ended June 30, 2009, respectively.  Amortization expense is estimated to be $156 million in 2010, $138 million in 2011, $124 million in 2012, $100 million in 2013, and $99 million in 2014 for intangible assets as of June 30, 2010.

Note 7

Debt Obligations

The following table sets forth the Company’s outstanding debt obligations:

	Interest Rates	Original Maturity	At June 30, 2010	At December 31, 2009
			(in millions)
Senior secured term loans	ABR+ 7.00%	2015	$2,573	$2,750
Total debt obligations			2,573	2,750
Less current maturities of long-term debt			2	—
Long-term debt			$2,571	$2,750

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

Senior Secured Term Loan Agreement

The senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the Alternative Base Rate (“ABR”) plus an Applicable Margin, or (ii) adjusted London Inter-Bank Offered Rate (“LIBOR”) plus an Applicable Margin. The Applicable Margin is 7.0% for loans with interest rates determined by reference to the ABR and 8.0% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have a floor interest rate of 4.0% in the case of ABR and 3.0% in the case of LIBOR.  As long as interest rates remain at or below 4.0% for ABR and 3.0% for LIBOR, which is currently the case, our minimum effective interest rate will be 11.0%.

All of the Company’s present and future domestic subsidiaries (other than certain insignificant subsidiaries) are guarantors under the Loan Agreement.  In addition, the obligations under the Loan Agreement are secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets, including a mortgage on certain real property.

Debt Covenants and Maturities

As of June 30, 2010, the Company is in compliance with all of the covenants of its Loan Agreement.

The Company has a mandatory payment due after each fiscal quarter prior to the December 31, 2015 maturity date on the outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement.  The Company has the right to make early payments on the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payment.  In 2011, the Company will have the ability to repay debt below par if certain criteria as detailed in the Loan Agreement are met.

In the three months ended June 30, 2010, the Company made principal payments totaling $177 million, including a $55 million mandatory principal payment related to the three months ended March 31, 2010 and a $122 million estimated mandatory principal payment related to the three months ended June 30, 2010, which was due in August 2010.  In July 2010, the Company finalized the second quarter mandatory payment calculation and made an additional principal payment of $2 million.

Note 8

Employee Benefits

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

Net Periodic Benefit Cost (Income)

The following tables set forth the net periodic benefit costs (income) related to the Company’s pension and post-employment health care and life insurance plans for the three and six months ended June 30, 2010 and 2009:

	Pension
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Service cost	$1	$2	$2	$3
Interest cost	7	8	14	16
Expected return on plan assets	(11)	(12)	(19)	(23)
Actuarial loss, net	—	—	—	1
Settlement loss	1	7	1	7
Net periodic benefit cost (income)	$(2)	$5	$(2)	$4

The Company recorded pension settlement losses of $1 million for the three and six months ended June 30, 2010 and $7 million for the three and six months ended June 30, 2009 related to employees that received lump-sum distributions. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

	Health Care and Life
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Service cost	$—	$—	$1	$1
Interest cost	3	4	7	8
Actuarial loss, net	—	(1)	—	(1)
Net periodic benefit cost	$3	$3	$8	$8

Savings Plan Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in the plan.  Under the plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees.  For the three and six months ended June 30, 2010, the Company recorded total savings plan expenses of $4 million and $10 million, respectively. For the three and six months ended June 30, 2009, the Company recorded total savings plan expenses of $6 million and $12 million, respectively.

Severance Benefits

For the three and six months ended June 30, 2010, the Company paid severance benefits of $2 million and $3 million, respectively.  For the three and six months ended June 30, 2009, the Company paid severance benefits of $1 million and $3 million, respectively.  These payments primarily related to restructuring.

Note 9

Stock-Based Compensation

In accordance with our plan of reorganization, the 2009 Long-Term Incentive Plan was approved and became effective on December 31, 2009 (the “2009 Plan”).  Upon the Company’s emergence from bankruptcy, all Predecessor stock-based compensation plans were cancelled.  Since the 2009 Plan was approved pursuant to the plan of reorganization, it is not required to be subsequently approved by the Company’s stockholders.  The 2009 Plan provides for several forms of incentive awards to be granted to designated eligible employees, non-management directors, consultants and independent contractors providing services to the Company.  The maximum number of shares of SuperMedia common stock authorized for issuance under the 2009 Plan is 1,500,000.  During 2010, the Company granted equity awards under the 2009 Plan to certain employees and to certain of our non-management directors.

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

A portion of the costs related to these awards is included in the Company’s compensation expense for the three and six months ended June 30, 2010.

Changes in the Company’s outstanding restricted stock awards were as follows:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2010	—	$—
Granted	510,100	38.07
Vested	—	—
Forfeitures	(2,115)	37.98
Outstanding restricted stock at June 30, 2010	507,985	$38.07

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

The fair value of the RSUs was determined based on the price of SuperMedia common stock on the date of grant.  These RSUs are to be settled in stock, and therefore, classified as an equity award.  No dividends are payable on the RSUs.  However, dividend equivalents, equal to the amount of the dividend that would have been paid on an equivalent number of shares of SuperMedia common stock, are granted in the form of additional RSUs.  The dividend equivalent RSUs are subject to the same vesting, forfeiture and other terms and conditions applicable to the RSUs.

A portion of the cost of this award is included in the Company’s compensation expense for the three and six months ended June 30, 2010.

Changes in the Company’s outstanding restricted stock units were as follows:

	Restricted Stock Units	Weighted- Average Fair Value
Outstanding RSUs at January 1, 2010	—	$—
Granted	9,219	37.98
Dividend equivalents	—	—
Payments	—	—
Forfeitures	—	—
Outstanding RSUs at June 30, 2010	9,219	$37.98

Stock-Based Compensation Expense

Compensation expense recognized for the three and six months ended June 30, 2010, related to stock-based compensation was $2 million.  For the three and six months ended June 30, 2009, compensation expense related to stock-based compensation awards was $2 million and $5 million, respectively.   These costs are recorded as part of general and administrative expense on the consolidated statements of operations.

As of June 30, 2010, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock and restricted stock unit awards was approximately $15 million and is expected to be recognized over a weighted-average period of approximately 2.7 years.

Note 10

Income Taxes

Income taxes for the six months ended June 30, 2010 and 2009 have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense and the tax effect of other one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 36% for 2010. Our effective tax rate for 2010 may be subject to changes in future periods. The full year effective tax rate for 2009 was 4.3% primarily due to reorganization items recorded in 2009.

On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law, which was amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010.  These Acts include provisions that eliminate a future tax deduction related to Medicare Part D subsidies received on or after January 1, 2013.  This change in tax law required the Company in March 2010 to record a non-cash income tax charge of $7 million to reduce the associated deferred tax asset.

Note 11

Legal Proceedings

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company has established reserves for the estimated losses on specific contingent liabilities, for certain regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome and/or the amount or range of loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material effect on its statement of operations.

In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges.  The proposed assessment relates to the audit period March 1998 through May 2005. On May 5, 2008, the State of New York issued a notice of determination to the Company for approximately $28 million. The Company filed its response on July 25, 2008.  On October 1, 2009, the State of New York issued another notice of determination for sales and use tax for the period June 2005 to June 2009, for approximately $26 million. The tax allegedly due as asserted by the State is related to sales and use tax on printing and mailing charges. The Company filed its response asserting its disagreement with the second notice of determination.  The State of New York also sent individual notices of determination to past and current Company officers.  The Company has filed its response to those individual notices as well.  All the matters against the Company and the individuals have been stayed until final resolution of a proposed assessment by New York against Yellow Book of New York Inc. regarding the same issue.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust.  The suit generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts which made their statements misleading, regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 10, 2010, the court in the Buettgen matter discussed below granted the Company’s motion staying the discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act. The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On April 30, 2009, May 21, 2009 and June 5, 2009, three separate class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not on the Company or its subsidiaries).  The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007, and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas, against two of the Company’s current officers (but not on the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008, and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with this case.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District and a lead plaintiff and lead plaintiffs’ attorney has been selected.  On April 12, 2010, the Company filed a motion to dismiss the entire complaint.   The briefing on the motion is complete and the Company awaits the order of the Court.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon benefit committee and the Company benefit committee.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the spin-off.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Security Act (“ERISA”); that both the Verizon and the Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed directly at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company has waived issuance of citation and filed its motion to dismiss the entire complaint on March 10, 2010.  The briefing on the motion is complete and the Company awaits the order of the Court.

On December 10, 2009, a former employee with a history of litigation against the Company, filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company Employee Benefits Committee.  The complaint attempts to recover alleged losses to the various savings and pension plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA of the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that the defendants wrongfully allowed all the plans to invest in Idearc common stock, alleges that the defendants made material misrepresentations regarding the Company’s financial performance and condition, alleges the defendants had divided loyalties, alleges the defendants mismanaged the plan assets, and alleges certain defendants breached their duty to monitor and inform the committee members of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  The briefing on the motion will follow. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

SuperMedia Inc. and its subsidiaries (collectively, “SuperMedia,” “We,” “Our,” “Us,” “Successor Company,” or the “Company”) is one of the largest yellow pages directories publishers in the United States as measured by revenues, and we believe that we have a strong presence in the online local search market. On December 31, 2009, the Company emerged from bankruptcy and changed its name to SuperMedia.  SuperMedia is the successor company to Idearc Inc. (collectively, “Idearc,” or “Predecessor Company”) which filed for Chapter 11 protection under the United States Bankruptcy Code (the “Bankruptcy Code”) in March 2009.  The terms “SuperMedia”, “We,” “Our,” “Us,” and “the Company,” when used in this report with respect to the period prior to SuperMedia’s emergence from bankruptcy, are references to Idearc, and when used with respect to the period commencing after SuperMedia’s emergence, are references to SuperMedia. These references include the subsidiaries of SuperMedia Inc. or Idearc Inc.

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

We are the exclusive official publisher of Verizon Communications Inc. print directories in the markets in which Verizon is currently the incumbent local telephone exchange carrier. We use the Verizon brand on our print directories in these and other specified markets.  We also have a number of agreements with FairPoint Communications Inc. in connection with the transfer by Verizon to FairPoint of certain local telephone exchange assets in Maine, New Hampshire and Vermont.  These agreements included a publishing agreement, a branding agreement, and a non-competition agreement, each of which has a term expiring in 2036.

On July 1, 2010, Verizon completed the sale to Frontier Communications Corp. of its local telephone exchange assets in 14 states, including Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia, Wisconsin, and a small number of local telephone exchanges in California, including those bordering Arizona, Nevada and Oregon.  In accordance with the terms of our commercial agreements with Verizon, Frontier has entered into publishing, branding and non-competition agreements on substantially the same terms with the Company for these local telephone exchanges, each of which has a term expiring in 2036.

Basis of Presentation

Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of our operating results to be expected in future periods.

The Company adopted the guidance on financial reporting by entities that have filed petitions with the Bankruptcy Court from March 31, 2009, the Petition Date, until emergence from Chapter 11 Bankruptcy on December 31, 2009, the Effective Date.  This guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized from the reorganization process are classified as reorganization items in the consolidated statements of operations. The consolidated balance sheet at December 31, 2009 reflects the impact of the Amended Plan and the effects of the adoption of fresh start accounting.  The consolidated financial statements for the periods ended prior to December 31, 2009 do not include the effect of any changes in the Company’s capital structure and changes in fair value of assets and liabilities as a result of fresh start accounting.  The historical financial statements of Idearc

(“Predecessor Company”) are presented separately from SuperMedia (“Successor Company”) results in this report and future reports.  As a result of the adoption of fresh start accounting on December 31, 2009, the post-emergence financial results are not comparable to our pre-emergence financial results.

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

Impacts of Fresh Start Accounting on 2010 Results

In connection with the adoption of fresh start accounting, the Company anticipates significant impacts to its 2010 results of operations.  At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero.   As a result, approximately $846 million of deferred revenue and $215 million of deferred directory costs will not be recognized in our 2010 consolidated statement of operations which would have otherwise been recorded by the Predecessor. These non-cash fresh start adjustments will only impact our 2010 consolidated statement of operations, will not affect future years’ results, and do not affect cash flows as client billing and collection activities remain unchanged.

In addition, at December 31, 2009, the fair values of certain intangible assets were increased in connection with the Company’s adoption of fresh start accounting in the amount of $555 million, resulting in anticipated amortization expense in 2010 of approximately $111 million, which would not have been recorded by the Predecessor.  For additional information on our fresh start accounting adjustments, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

As a result of the implementation of fresh start accounting, approximately $265 million of revenue and $66 million of directory and sales commissions costs were not recognized in the three months ended June 30, 2010, which would have otherwise been recorded by the Predecessor. For the six months ended June 30, 2010, approximately $644 million of revenue and $158 million of directory and sales commissions costs were not recognized, which would have otherwise been recorded by the Predecessor. In addition, the fair values of certain intangible assets were increased in association with fresh start accounting, resulting in amortization expense in the three and six months ended June 30, 2010 of $28 million and $56 million, respectively, which would not have been recorded by the Predecessor.

Advertising Sales

Our advertising sales have continued to decline due to weaker economic conditions and competition from other advertising media.  These declines in advertising sales will impact revenue throughout 2010 due to the amortization method of accounting.  For the three and six months ended June 30, 2010, net advertising sales declined 16.9% and 18.9%, respectively, compared to the same periods in 2009.

Results of Operations

We emerged from Chapter 11 and adopted fresh start accounting on December 31, 2009. As a result of the application of fresh start accounting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. However, for purposes of discussion of the results of operations, the three and six months ended June 30, 2010 have been compared to the three and six months ended June 30, 2009 as included in our consolidated statements of operations. In this discussion, we disclose the fresh start accounting and other impacts on our results of operations that vary from historical Predecessor Company periods to aid in the understanding of our financial performance. The implementation of fresh start accounting at December 31, 2009, which included adjustments to deferred revenue and deferred directory costs as required by U.S. GAAP, has had and will continue to have a significant non-cash impact on our future consolidated results of operations, but will have no impact on the underlying cash, working capital assumptions or operation of our business.

The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth our operating results for the three months ended June 30, 2010 and 2009:

	Successor Company	Predecessor Company
Three Months Ended June 30,	2010	2009	Change	% Change
	(in millions, except %)
Operating Revenue	$247	$651	$(404)	(62.1)%
Operating Expense
Selling	113	164	(51)	(31.1)
Cost of sales (exclusive of depreciation and amortization)	103	148	(45)	(30.4)
General and administrative	45	106	(61)	(57.5)
Depreciation and amortization	47	17	30	176.5
Total operating expense	308	435	(127)	(29.2)

Operating income (loss)	(61)	216	(277)	NM
Interest expense (income), net	71	(3)	74	NM
Income (loss) before reorganization items and provision (benefit) for income taxes	(132)	219	(351)	NM
Reorganization items	1	9	(8)	(88.9)
Income (loss) before provision (benefit) for income taxes	(133)	210	(343)	NM
Provision (benefit) for income taxes	(50)	68	(118)	NM
Net income (loss)	$(83)	$142	$(225)	NM

Operating Revenue

Operating revenue of $247 million for the three months ended June 30, 2010 decreased $404 million, or 62.1%, compared to $651 million for the three months ended June 30, 2009. This decline was due primarily to the impacts of fresh start accounting, reduced advertiser renewals reflecting a weak economy, and continued competition from other advertising media (including cable television, newspaper, radio and the Internet), partially offset by the addition of new advertisers, increases in advertiser spending and revenue from new offerings. Our operating revenue for the three months ended June 30, 2010 was significantly impacted by the exclusion of approximately $265 million of amortized revenue resulting from the implementation of fresh start accounting, that would have been recognized by our Predecessor Company.

Operating Expense

Operating expense of $308 million for the three months ended June 30, 2010 decreased $127 million, or 29.2%, compared to $435 million for the three months ended June 30, 2009 for the reasons described below.

Selling. Selling expense of $113 million for the three months ended June 30, 2010 decreased $51 million, or 31.1%, compared to $164 million for the three months ended June 30, 2009. This decrease resulted primarily from the impacts of fresh start accounting, lower employee related costs and sales commissions, partially offset by higher advertising costs associated with our national advertising program. Over the course of the year, we anticipate our advertising spending to approximate 2009 levels. Our selling expense for the three months ended June 30, 2010 was significantly impacted by the exclusion of approximately $33 million of the amortized effect of deferred sales commissions due to our implementation of fresh start accounting, that would have been recognized by our Predecessor Company.

Cost of Sales. Cost of sales of $103 million for the three months ended June 30, 2010 decreased $45 million, or 30.4%, compared to $148 million for the three months ended June 30, 2009. This decrease was primarily due to the impacts of fresh start accounting and reduced printing and distribution costs. Our cost of sales expense for the three months ended June 30, 2010 was significantly impacted by the exclusion of approximately $33 million of the amortized effect of printing and distribution costs due to our implementation of fresh start accounting, that would have been recognized by our Predecessor Company.

General and Administrative. General and administrative expense of $45 million for the three months ended June 30, 2010 decreased $61 million, or 57.5%, compared to $106 million for the three months ended June 30, 2009.  The decrease was driven by lower bad debt, lower settlement losses in 2010 associated with our pension plans, and reduced employee related costs.  In addition, a $16 million expense reduction related to the favorable non-recurring, non-cash resolution of state tax claims was recorded in the three months ended June 30, 2010. Bad debt expense of $18 million for the three months ended June 30, 2010, decreased by $42 million, or 70.0%, compared to $60 million for the three months ended June 30, 2009.  Bad debt expense as a percent of total operating revenue was 7.3% for the three months ended June 30, 2010 compared to 9.2% for the three months ended June 30, 2009. Our general and administrative expense for the three months ended June 30, 2010 was significantly impacted by the exclusion of approximately $22 million of bad debt expense due to our lower revenue associated with the implementation of fresh start accounting at December 31, 2009, that would have been recognized by our Predecessor Company.

Depreciation and Amortization. Depreciation and amortization expense of $47 million for the three months ended June 30, 2010 increased $30 million, or 176.5%, compared to $17 million for the three months ended June 30, 2009. This increase was primarily due to the amortization of intangible assets of $28 million related to client relationships, patented technologies (patents) and marketing-related intangible assets (trademarks, domain names and trade names), which were recorded at December 31, 2009 in connection with our adoption of fresh start accounting. This increase in intangible assets will significantly increase our amortization expense throughout the remainder of 2010.

Interest Expense (Income), net

Interest expense, net of interest income, of $71 million for the three months ended June 30, 2010 increased $74 million, compared to interest income of ($3) million for the three months ended June 30, 2009.  We recorded $74 million of interest expense associated with our new debt obligations during the three months ended June 30, 2010.  As a result of our bankruptcy filing in 2009, interest associated with our then existing debt and interest rate swap agreements was not accrued during the three months ended June 30, 2009.

Reorganization Items

We recorded $1 million of reorganization items for the three months ended June 30, 2010 primarily related to professional fees associated with our bankruptcy, as compared to $9 million for the three months ended June 30, 2009.  Reorganization items for the three months ended June 30, 2009 included non-cash charges of $7 million associated with the remeasurement of our then existing deferred losses in accumulated other comprehensive loss to reflect the component of forecasted interest rate payments that were likely to occur, and $2 million of professional fees associated with our bankruptcy.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes of ($50) million for the three months ended June 30, 2010 decreased $118 million, compared to $68 million for the three months ended June 30, 2009 primarily due to the impact of the items listed above. The effective tax rates for the three months ended June 30, 2010 and 2009 were 37.6% and 32.4%, respectively. The results for the three months ended June 30, 2010 and 2009 includes interest expense and the effects of one-time discrete items.  We anticipate the effective tax rate, including interest expense and other one-time discrete items, to approximate 36% for 2010. Our effective tax rate for 2010 may be subject to changes in future periods. The full year effective tax rate for 2009 was 4.3% primarily due to reorganization items recorded in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth our operating results for the six months ended June 30, 2010 and 2009:

	Successor Company	Predecessor Company
Six Months Ended June 30,	2010	2009	Change	% Change
	(in millions, except %)
Operating Revenue	$401	$1,325	$(924)	(69.7)%
Operating Expense
Selling	222	361	(139)	(38.5)
Cost of sales (exclusive of depreciation and amortization)	192	299	(107)	(35.8)
General and administrative	97	230	(133)	(57.8)
Depreciation and amortization	95	34	61	179.4
Total operating expense	606	924	(318)	(34.4)

Operating income (loss)	(205)	401	(606)	NM
Interest expense, net	143	151	(8)	(5.3)
Income (loss) before reorganization items and provision (benefit) for income taxes	(348)	250	(598)	NM
Reorganization items	3	405	(402)	(99.3)
Income (loss) before provision (benefit) for income taxes	(351)	(155)	(196)	126.5
Provision (benefit) for income taxes	(125)	(54)	(71)	131.5
Net income (loss)	$(226)	$(101)	$(125)	123.8%

Operating Revenue

Operating revenue of $401 million for the six months ended June 30, 2010 decreased $924 million, or 69.7%, compared to $1,325 million for the six months ended June 30, 2009. This decline was due primarily to the impacts of fresh start accounting, reduced advertiser renewals reflecting a weak economy, and continued competition from other advertising media (including cable television, newspaper, radio and the Internet), partially offset by the addition of new advertisers, increases in advertiser spending and revenue from new offerings. Our operating revenue for the six months ended June 30, 2010 was significantly impacted by the exclusion of approximately $644 million of amortized revenue resulting from the implementation of fresh start accounting, that would have been recognized by our Predecessor Company.

Operating Expense

Operating expense of $606 million for the six months ended June 30, 2010 decreased $318 million, or 34.4%, compared to $924 million for the six months ended June 30, 2009 for the reasons described below.

Selling. Selling expense of $222 million for the six months ended June 30, 2010 decreased $139 million, or 38.5%, compared to $361 million for the six months ended June 30, 2009. This decrease resulted primarily from the impacts of fresh start accounting, lower employee related costs, sales commissions and reduced advertising costs associated with our national advertising program. However, over the course of the year, we anticipate our advertising spending to approximate 2009 levels. Our selling expense for the six months ended June 30, 2010 was significantly impacted by the exclusion of approximately $76 million of the amortized effect of deferred sales commissions due to our implementation of fresh start accounting, that would have been recognized by our Predecessor Company.

Cost of Sales. Cost of sales of $192 million for the six months ended June 30, 2010 decreased $107 million, or 35.8%, compared to $299 million for the six months ended June 30, 2009. This decrease was primarily due to the impacts of fresh start accounting, reduced printing and distribution costs and reduced Internet traffic costs. Our cost of sales expense for the six months ended June 30, 2010 was significantly impacted by the exclusion of approximately $82 million of the amortized effect of printing and distribution costs due to our implementation of fresh start accounting, that would have been recognized by our Predecessor Company.

General and Administrative. General and administrative expense of $97 million for the six months ended June 30, 2010 decreased $133 million, or 57.8%, compared to $230 million for the six months ended June 30, 2009.  The decrease was driven by lower bad debt, lower restructuring costs, reduced employee related costs, lower settlement losses in 2010 associated with our pension plans, and lower stock-based compensation. In addition, a $16 million expense reduction related to the favorable non-recurring, non-cash resolution of state tax claims was recorded in the six months ended June 30, 2010.   These decreases were partially offset by higher employee severance costs. During the six months ended June 30, 2009, we recorded $13 million of restructuring charges associated with our ongoing strategic organizational cost savings initiatives, which included $10 million of professional fees associated with pre-petition capital restructuring costs.  Bad debt expense of $30 million for the six months ended June 30, 2010, decreased by $92 million, or 75.4%, compared to $122 million for the six months ended June 30, 2009.  Bad debt expense as a percent of total operating revenue was 7.5% for the six months ended June 30, 2010 compared to 9.2% for the six months ended June 30, 2009. Our general and administrative expense for the six months ended June 30, 2010 was significantly impacted by the exclusion of approximately $52 million of bad debt expense due to our lower revenue associated with the implementation of fresh start accounting at December 31, 2009, that would have been recognized by our Predecessor Company.

Depreciation and Amortization. Depreciation and amortization expense of $95 million for the six months ended June 30, 2010 increased $61 million, or 179.4%, compared to $34 million for the six months ended June 30, 2009. This increase was primarily due to the amortization of intangible assets of $56 million related to client relationships, patented technologies (patents) and marketing-related intangible assets (trademarks, domain names and trade names), which were recorded at December 31, 2009 in connection with our adoption of fresh start accounting. This increase in intangible assets will significantly increase our amortization expense throughout the remainder of 2010.

Interest Expense, net

Interest expense, net of interest income, of $143 million decreased $8 million, or 5.3%, compared to $151 million for the six months ended June 30, 2009.  We recorded $149 million of interest expense associated with our new debt obligations during the six months ended June 30, 2010. As a result of our bankruptcy filing in 2009, interest associated with our then existing debt and interest rate swap agreements was not accrued after March 31, 2009.

Reorganization Items

We recorded $3 million of reorganization items for the six months ended June 30, 2010 primarily related to professional fees associated with our bankruptcy, as compared to $405 million for the six months ended June 30, 2009.  Reorganization items for the six months ended June 30, 2009 included non-cash charges of $279 million associated with the remeasurement to fair value of our then existing interest rate swap agreements and $124 million associated with the remeasurement of our then existing deferred losses in accumulated other comprehensive loss to reflect the component of forecasted interest rate payments that were likely to occur, and $2 million of professional fees associated with our bankruptcy.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes of ($125) million for the six months ended June 30, 2010 increased $71 million, compared to ($54) million for the six months ended June 30, 2009 primarily due to the impact of the items listed above. The effective tax rates for the six months ended June 30, 2010 and 2009 were 35.6% and 34.8%, respectively. The results for the six months ended June 30, 2010 and 2009 include interest expense and the effects of one-time discrete items. We anticipate the effective tax rate, including interest expense and other one-time discrete items, to approximate 36% for 2010. Our effective tax rate for 2010 may be subject to changes in future periods. The full year effective tax rate for 2009 was 4.3% primarily due to reorganization items recorded in 2009.

Liquidity and Capital Resources

The following table sets forth a summary of cash flows for the six months ended June 30, 2010 and 2009:

	Successor Company	Predecessor Company
Six Months Ended June 30,	2010	2009	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$286	$261	$25
Investing activities	(21)	(24)	3
Financing activities	(177)	(188)	11
Increase In Cash and Cash Equivalents	$88	$49	$39

Our primary source of funds continues to be cash generated from operations. For the six months ended June 30, 2010, net cash provided by operating activities increased $25 million, or 9.6%, compared to the six months ended June 30, 2009, primarily due to a federal income tax refund of $94 million (2009 included income tax payments) and reduced spending associated with our strategic organizational cost savings initiatives, partially offset by lower cash collections associated with lower revenues, higher payments associated with our bankruptcy, and increased interest payments on our debt. As a result of our bankruptcy filing on March 31, 2009, other than the adequacy protection payment and the allowed secured credit facility claim, the Company did not make any 2009 scheduled principal or interest payments after March 2009. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information.

We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2010.

Net cash used in financing activities of $177 million for the six months ended June 30, 2010 decreased $11 million compared to $188 million for the six months ended June 30, 2009. As mentioned above, as a result of our bankruptcy filing on March 31, 2009, other than the adequacy protection payment and the allowed secured credit facility claim, the Company did not make any 2009 scheduled principal or interest payments after March 2009.

The Company has a mandatory payment due after each fiscal quarter prior to the December 31, 2015 maturity date on the outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement.  The Company has the right to make early payments on the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payment.

In the three months ended June 30, 2010, the Company made principal payments totaling $177 million, including a $55 million mandatory principal payment related to the three months ended March 31, 2010 and a $122 million estimated mandatory principal payment related to the second quarter, which was due in August 2010.  In July 2010, the Company finalized the second quarter mandatory payment calculation and made an additional principal payment of $2 million. In 2011, the Company will have the ability to repay debt below par if certain criteria as detailed in the Loan Agreement are met.

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

The Company has established reserves for the estimated losses on specific contingent liabilities, for certain regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome and/or the amount or range of loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material effect on its statement of operations.

In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges.  The proposed assessment relates to the audit period March 1998 through May 2005. On May 5, 2008, the State of New York issued a notice of determination to the Company for approximately $28 million. The Company filed its response on July 25, 2008.  On October 1, 2009, the State of New York issued another notice of determination for sales and use tax for the period June 2005 to June 2009, for approximately $26 million. The tax allegedly due as asserted by the State is related to sales and use tax on printing and mailing charges. The Company filed its response asserting its disagreement with the second notice of determination.  The State of New York also sent individual notices of determination to past and current Company officers.  The Company has filed its response to those individual notices as well.  All the matters against the Company and the individuals have been stayed until final resolution of a proposed assessment by New York against Yellow Book of New York Inc. regarding the same issue.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust.  The suit generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts which made their statements misleading, regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 10, 2010, the court in the Buettgen matter discussed below granted the Company’s motion staying the discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act. The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On April 30, 2009, May 21, 2009 and June 5, 2009, three separate class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not on the Company or its subsidiaries).  The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007, and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas, against two of the Company’s current officers (but not on the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008, and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with this case.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act, and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District and a lead plaintiff and lead plaintiffs’ attorney has been selected.  On April 12, 2010, the Company filed a motion to dismiss the entire complaint.   The briefing on the motion is complete and the Company awaits the order of the Court.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon benefit committee and the Company benefit committee.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the spin-off.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Security Act (“ERISA”); that both the Verizon and the Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed directly at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company has waived issuance of citation and filed its motion to dismiss the entire complaint on March 10, 2010.  The briefing on the motion is complete and the Company awaits the order of the Court.

On December 10, 2009, a former employee with a history of litigation against the Company, filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company Employee Benefits Committee.  The complaint attempts to recover alleged losses to the various savings and pension plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA of the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that the defendants wrongfully allowed all the plans to invest in Idearc common stock, alleges that the defendants made material misrepresentations regarding the Company’s financial performance and condition, alleges the defendants had divided loyalties, alleges the defendants mismanaged the plan assets, and alleges certain defendants breached their duty to monitor and inform the committee members of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  The briefing on the motion will follow. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              (Removed and Reserved).

Item 5.              Other Information.

On July 28, 2010, the board of directors (the “Board”) of the Company approved the Company’s Third Amended and Restated Bylaws (the “Amended Bylaws”). The Amended Bylaws create the position of Vice Chairman of the Board and, among other things, authorize the Vice Chairman to execute the duties of the Chairman of the Board in the Chairman’s absence and to perform other duties assigned to the Vice Chairman by the Board.

Also on July 28, 2010, the Board appointed Thomas S. Rogers to the position of Vice Chairman of the Board. In addition to the standing duties of the Vice Chairman, Mr. Rogers will provide advice and direction on strategic initiatives.

The foregoing summary is qualified in its entirety by reference to the text of the Amended Bylaws, a copy of which is included as Exhibit 3.2 to this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

Item 6.              Exhibits.

Exhibits:
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010).
3.2	Third Amended and Restated By-Laws of the Registrant, dated July 28, 2010 (filed herewith).
10.1	Summary of 2010 Short-Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 5, 2010).*
10.2	Amended and Restated Executive Transition Plan, dated May 26, 2010 (filed herewith).*
31.1	Certification of Scott W. Klein filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Scott W. Klein and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*              Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERMEDIA INC.

July 29, 2010	/s/ Scott W. Klein
Scott W. Klein
Chief Executive Officer
(Principal Executive Officer)

July 29, 2010	/s/ Samuel D. Jones
Samuel D. Jones
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010).
3.2	Third Amended and Restated By-Laws of the Registrant, dated July 28, 2010 (filed herewith).
10.1	Summary of 2010 Short-Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 5, 2010).*
10.2	Amended and Restated Executive Transition Plan, dated May 26, 2010 (filed herewith).*
31.1	Certification of Scott W. Klein filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Scott W. Klein and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*              Management contract, compensatory plan or arrangement

i