Form 10-Q
period 2010-09-30
SUPERMEDIA INC.
filed 2010-10-28
CIK 1367396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of October 22, 2010, there were 15,504,455 shares of the Registrant’s common stock outstanding.

			Page No.
Forward-Looking Statements			1
PART I - FINANCIAL INFORMATION
Item	1.	Financial Statements	3
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item	4.	Controls and Procedures	26
PART II - OTHER INFORMATION
Item	1.	Legal Proceedings	27
Item	1A.	Risk Factors	28
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item	3.	Defaults Upon Senior Securities	29
Item	4.	(Removed and Reserved)	29
Item	5.	Other Information	29
Item	6.	Exhibits	29

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

•                  competition from other yellow pages directory publishers and other traditional and new media providers and our ability to anticipate or respond to changes in technology and user preferences;

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

•                  changes in the availability and cost of paper and other raw materials used to print our directories and our reliance on third-party providers for printing, publishing and distribution services;

•                  increased credit risk associated with our reliance on small- and medium-sized businesses as clients, in the current and any future economic environment;

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

•                  the outcome of pending or future litigation and other claims; and

•                  in connection with a potential amendment to our term loan agreement, our ability to successfully obtain such an amendment is subject to a number of factors beyond our control, including, but not limited to the following: we may not be able to reach agreement with a sufficient number of holders of our senior secured term debt, holders of our senior secured term debt may require terms and conditions that are not acceptable to us, or changes in market conditions may make it inadvisable to proceed.  In addition, if we do reach an agreement to amend our term loan agreement, the potential amendments may not permit us to repurchase a large amount of our term debt, and we may decide not to purchase any term debt or to acquire only limited amounts.

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

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Operating Revenue	$349	$611	$750	$1,936
Operating Expense
Selling	122	167	344	528
Cost of sales (exclusive of depreciation and amortization)	108	137	300	436
General and administrative	45	104	142	334
Depreciation and amortization	45	17	140	51
Total Operating Expense	320	425	926	1,349

Operating Income (Loss)	29	186	(176)	587
Interest expense (income), net	69	(3)	212	148
Income (Loss) Before Reorganization Items and Provision (Benefit) for Income Taxes	(40)	189	(388)	439

Reorganization items	2	35	5	440
Income (Loss) Before Provision (Benefit) for Income Taxes	(42)	154	(393)	(1)

Provision (benefit) for income taxes	(16)	53	(141)	(1)
Net Income (Loss)	$(26)	$101	$(252)	$—
Basic and diluted earnings (loss) per common share	$(1.73)	$0.69	$(16.83)	$—
Basic and diluted weighted-average common shares outstanding	15	147	15	147
Dividends declared per common share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At September 30,	At December 31,
	2010	2009
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$331	$212
Accounts receivable, net of allowances of $78 and $0	176	291
Unbilled accounts receivable	33	655
Accrued taxes receivable	—	132
Deferred directory costs	194	24
Prepaid expenses and other	17	17
Total current assets	751	1,331
Property, plant and equipment	118	107
Less: accumulated depreciation	21	—
	97	107
Goodwill	1,707	1,707
Intangible assets, net	515	614
Pension assets	64	65
Other non-current assets	5	10
Total assets	$3,139	$3,834
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$181	$232
Deferred revenue	76	—
Deferred tax liabilities	24	218
Other	20	19
Total current liabilities	301	469
Long-term debt	2,496	2,750
Employee benefit obligations	320	325
Non-current deferred tax liabilities	36	55
Unrecognized tax benefits	37	33
Other liabilities	2	2
Stockholders’ equity (deficit):
Common stock ($.01 par value; 60 million shares authorized, 15,504,455 and 14,996,952 shares issued and outstanding in 2010 and 2009, respectively)	—	—
Additional paid-in capital	204	200
Retained earnings (deficit)	(252)	—
Accumulated other comprehensive (loss)	(5)	—
Total stockholders’ equity (deficit)	(53)	200
Total liabilities and stockholders’ equity (deficit)	$3,139	$3,834

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Company	Company
	Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash Flows from Operating Activities
Net loss	$(252)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash reorganization items	—	424
Depreciation and amortization expense	140	51
Employee retirement benefits	8	18
Deferred income taxes	(211)	(170)
Provision for uncollectible accounts	50	178
Stock-based compensation expense	4	6
Changes in current assets and liabilities
Accounts receivable	687	(94)
Deferred directory costs	(170)	34
Other current assets	1	7
Accounts payable and accrued liabilities	151	6
Other, net	(4)	(24)
Net cash provided by operating activities	404	436
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(31)	(33)
Acquisitions	—	(3)
Net cash used in investing activities	(31)	(36)
Cash Flows from Financing Activities
Repayment of long-term debt	(254)	(188)
Net cash used in financing activities	(254)	(188)
Increase in cash and cash equivalents	119	212
Cash and cash equivalents, beginning of year	212	510
Cash and cash equivalents, end of period	$331	$722

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1

General

SuperMedia Inc. and its subsidiaries (collectively, “SuperMedia,” “We,” “Our,” “Us,” “Successor Company” or the “Company”) is one of the largest yellow pages directories publishers in the United States as measured by revenues, and we believe that we have a strong presence in the online local search market. On December 31, 2009, the Company emerged from bankruptcy and changed its name to SuperMedia.  SuperMedia is the successor company to Idearc Inc. (collectively, “Idearc” or “Predecessor Company”) which filed for Chapter 11 protection under the United States Bankruptcy Code (the “Bankruptcy Code”) in March 2009.  The terms “SuperMedia,” “We,” “Our,” “Us,” and “the Company,” when used in this report with respect to the period prior to SuperMedia’s emergence from bankruptcy, are references to Idearc, and when used with respect to the period commencing after SuperMedia’s emergence, are references to SuperMedia. These references include the subsidiaries of SuperMedia Inc. or Idearc Inc.

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

Resignation of Chief Executive Officer and Appointment of Interim CEO and Executive Chairman

On October 5, 2010, the Company announced that Scott W. Klein resigned as Chief Executive Officer of the Company, terminating his employment effective October 4, 2010.

On October 4, 2010, the Company appointed Peter J. McDonald as Interim Chief Executive Officer, and our Chairman of the Board, Douglas Wheat, was appointed Executive Chairman.

In connection with the termination of Mr. Klein’s employment, the Company recorded a charge of $4 million in the consolidated statement of operations for the three months ended September 30, 2010, which included severance, health benefits, financial planning and outplacement services. In addition to the aforementioned severance benefits, Mr. Klein will receive his accrued and unpaid salary and vacation days, a pro rata portion of his 2010 annual bonus, the remainder of his bankruptcy emergence bonus and his 79,000 shares of vested restricted stock.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of the Company.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of operating results to be expected in future periods.

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

Impact of Fresh Start Accounting

In connection with the adoption of fresh start accounting, the Company anticipates significant non-cash impacts to its 2010 results of operations.  At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero.   As a result, approximately $846 million of deferred revenue and $215 million of deferred directory costs will not be recognized in our 2010 consolidated statement of operations which would have otherwise been recorded by the Predecessor Company.  These non-cash fresh start adjustments will only impact our 2010 consolidated statement of operations, will not affect future years’ results, and do not affect cash flows as client billing and collection activities remain unchanged.

In addition, at December 31, 2009, the fair values of certain intangible assets were increased in connection with the Company’s adoption of fresh start accounting in the amount of $555 million, resulting in anticipated amortization expense in 2010 of approximately $111 million, which would not have been recorded by the Predecessor Company.  For additional information on our fresh start accounting adjustments, see Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amendments to Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” by requiring new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy.  The provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which will be effective for reporting periods beginning after December 15, 2010.  The Company has adopted the applicable provisions of ASU 2010-06 as required and it did not have a material impact on our financial statements.

Note 2

Reorganization Items

During the three and nine months ended September 30, 2010, the Company recorded reorganization items of $2 million and $5 million, respectively, in the consolidated statements of operations compared to $35 million and $440 million for the three and nine months ended September 30, 2009, respectively. These items were recorded in accordance with provisions established by the applicable reorganization accounting rules.  Reorganization items represent charges that are directly associated with the reorganization process under Chapter 11 of the Bankruptcy Code, and include certain expenses (including professional fees), realized gains and losses and provisions for losses resulting from the reorganization.

The following table sets forth the reorganization items included in the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Fair value adjustment associated with interest rate swap derivatives	$—	$—	$—	$279
Write-off of deferred losses associated with interest rate swap derivatives	—	21	—	145
Other	2	14	5	16
Total reorganization items	$2	$35	$5	$440

Other reorganization expenses for the three and nine months ended September 30, 2010 and 2009 primarily consist of professional fees directly associated with our Chapter 11 reorganization.

In March 2009, the Company filed for Chapter 11 bankruptcy, which constituted an event of default under our then existing interest rate swap agreements. As a result, these interest rate swap agreements were no longer deemed financial instruments required to be remeasured at fair value each reporting period, but became liabilities which were recorded based on management’s estimate of the amount to settle the obligations.  This resulted in a non-cash charge of $279 million that was recognized as a reorganization item in the accompanying consolidated statement of operations for the nine months ended September 30, 2009.

During 2009, deferred losses in accumulated other comprehensive (loss) associated with the interest rate swaps were remeasured to reflect the component of forecasted interest rate payments that were likely to occur. This resulted in non-cash charges of $21 million and $145 million that represented a proportional reduction in cash flows based on the renegotiated lower underlying debt obligations, which were recognized as reorganization items in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2009, respectively.

During the nine months ended September 30, 2010 and 2009, the Company made cash payments associated with reorganization items of $26 million and $13 million, respectively.  These payments were primarily for professional fees directly associated with the Chapter 11 reorganization.

Note 3

Restructuring

During the three and nine months ended September 30, 2010, the Company recorded $1 million and $5 million, respectively, of restructuring charges associated with its ongoing strategic organizational cost savings initiatives, compared to $6 million and  $19 million for the three and nine months ended September 30, 2009, respectively.

The following table sets forth the restructuring costs that are included in general and administrative expense in the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Severance pay and benefits	$1	$5	$5	$6
Capital restructuring — pre-petition	—	—	—	10
Facilities charges	—	1	—	2
Other	—	—	—	1
Total restructuring expense	$1	$6	$5	$19

The following table sets forth the balance of the restructuring accrual at September 30, 2010 and details the changes in the accrued liability through the first nine months of 2010:

	Beginning Balance at January 1, 2010	Restructuring Expense	Payments	Ending Balance at September 30, 2010
	(in millions)
Severance pay and benefits	$4	$5	$(5)	$4

The Company anticipates there will be additional restructuring charges in subsequent periods.

Note 4

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the reported net loss for the three and nine months ended September 30, 2010, the effect of potentially dilutive common shares was anti-dilutive and therefore not included in the calculation of diluted earnings per share.  The effect of potentially dilutive common shares for the three and nine months ended September 30, 2009 was not material.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Income (loss) available to common stockholders	$(26)	$101	$(252)	$—
Weighted-average common shares outstanding	15	147	15	147
Basic and diluted earnings (loss) per share	$(1.73)	$0.69	$(16.83)	$—

Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. During 2010, certain employees and certain non-management directors were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards met the definition of a participating security. At September 30, 2010, there were 428,503 such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, none of the loss from continuing operations in the three and nine months ended September 30, 2010, was allocated to these participating securities as these awards do not share in any loss generated by the Company.

Note 5

Additional Financial Information

The tables that follow set forth additional financial information related to the Company’s consolidated financial statements.

Statement of Operations

During the three and nine months ended September 30, 2010, the Company recorded expense reductions of $24 million and $40 million, respectively, related to the favorable non-recurring, non-cash resolution of state tax claims. These expense reductions are included in general and administrative expense in the consolidated statements of operations.

Balance Sheet

The following table sets forth additional information on accounts payable and accrued liabilities:

	At September 30,	At December 31,
	2010	2009
	(in millions)
Accounts payable and accrued liabilities:
Accounts payable	$21	$39
Accrued expenses	32	50
Accrued salaries and wages	89	92
Accrued taxes	38	50
Accrued interest	1	1
Accounts payable and accrued liabilities	$181	$232

Cash Flow

The following table sets forth additional information on cash flow for the nine months ended September 30, 2010 and 2009:

	Successor Company	Predecessor Company
	Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash paid:
Income taxes, net of amounts refunded	$(92)	$206
Interest, net	212	58

The Company received a federal income tax refund of $94 million during the nine months ended September 30, 2010 compared to making income tax payments of $206 million during the same period of 2009.

Interest paid, net was $212 million and $58 million for the nine months ended September 30, 2010 and 2009, respectively. As a result of our bankruptcy filing on March 31, 2009, other than the adequacy protection payment and the allowed secured credit facility claim, the Company did not make any 2009 scheduled principal or interest payments after March 2009. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information.

Comprehensive Income (Loss)

The following table sets forth the computation of total comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Net income (loss)	$(26)	$101	$(252)	$—
Other comprehensive income (loss), net of taxes:
Reclassification adjustment associated with cash flow hedge losses realized in net income (loss)	—	13	—	113
Adjustments for pension and post-employment benefits	(7)	(16)	(5)	(27)
Other comprehensive income (loss), net of taxes	(7)	(3)	(5)	86
Total comprehensive income (loss)	$(33)	$98	$(257)	$86

In 2009, deferred losses in accumulated other comprehensive income (loss) associated with the interest rate swap agreements were remeasured to reflect the component of forecasted interest payments that were likely to occur. This resulted in a non-cash charge of $13 million and $113 million for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2010, the balance in accumulated other comprehensive (loss) of $5 million (net of tax of $3 million) is associated with adjustments for pension and post-employment benefits.

The Company did not have any balances related to accumulated other comprehensive (loss) at December 31, 2009.

Fair Values of Financial Instruments

The Company’s financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds. At September 30, 2010, the Company’s cash and cash equivalents were valued at $331 million using Level 1 inputs where the fair value is based on quoted prices in active markets for identical assets. The fair values of trade receivables, short-term investments and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value for total debt obligations at September 30, 2010 and December 31, 2009:

	At September 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Total debt obligations	$2,496	$1,950	$2,750	$2,750

Note 6

Intangible Assets

Intangible assets are recorded separately from goodwill if they meet certain criteria.  In connection with the Company’s adoption of fresh start accounting in December 2009, the Company recorded intangible assets related to client relationships, patented technologies (patents), and marketing-related intangible assets (trademarks, domain names and trade names). The fair value determination resulted in a $555 million net increase in intangible assets on the Company’s December 31, 2009 consolidated balance sheet. This increase in intangible assets will significantly increase the Company’s amortization expense in 2010 and future periods.

The following table sets forth the details of intangible assets:

	At September 30, 2010			At December 31, 2009
	(in millions)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Internal use software	$95	$36	$59	$78	$—	$78
Client relationships	497	75	422	497	—	497
Patented technologies	34	8	26	34	—	34
Marketing-related intangibles	8	—	8	5	—	5
Total intangible assets	$634	$119	$515	$614	$—	$614

Amortization expense for intangible assets was $38 million and $119 million for the three and nine months ended September 30, 2010, respectively.  Amortization expense for intangible assets was $10 million and $30 million for the three and nine months ended September 30, 2009, respectively.  Amortization expense is estimated to be $157 million in 2010, $141 million in 2011, $126 million in 2012, $102 million in 2013, and $99 million in 2014 for intangible assets as of September 30, 2010.

Note 7

Debt Obligations

The following table sets forth the Company’s outstanding debt obligations:

	Interest Rates	Original Maturity	At September 30, 2010	At December 31, 2009
			(in millions)
Senior secured term loans	ABR+ 7.00%	2015	$2,496	$2,750

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

Senior Secured Term Loan Agreement

The senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the Alternate Base Rate (“ABR”) plus an Applicable Margin, or (ii) adjusted London Inter-Bank Offered Rate (“LIBOR”) plus an Applicable Margin. The Applicable Margin is 7.0% for loans with interest rates determined by reference to the ABR and 8.0% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have a floor interest rate of 4.0% in the case of ABR and 3.0% in the case of LIBOR.  As long as interest rates remain at or below 4.0% for ABR and 3.0% for LIBOR, which is currently the case, our effective interest rate will be 11.0%.

All of the Company’s present and future domestic subsidiaries (other than certain insignificant subsidiaries) are guarantors under the Loan Agreement.  In addition, the obligations under the Loan Agreement are secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets, including a mortgage on certain real property.

Debt Covenants and Maturities

As of September 30, 2010, the Company is in compliance with all of the covenants of its Loan Agreement.

The Company has a mandatory debt principal payment due after each fiscal quarter prior to the December 31, 2015 maturity date on the outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement.  The Company has the right to make early payments on the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payment.  In 2011, the Company will be allowed to repurchase and retire debt below par if certain criteria as detailed in the Loan Agreement are met.

In the three months ended September 30, 2010, the Company made debt principal payments totaling $77 million, which included a residual $2 million mandatory debt principal payment related to the three months ended June 30, 2010 and a $75 million estimated mandatory debt principal payment related to the three months ended September 30, 2010, which was due in November 2010. For the nine months ended September 30, 2010, the Company made debt principal payments totaling $254 million.

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

Net Periodic Benefit Cost (Income)

The following tables set forth the net periodic benefit costs (income) related to the Company’s pension and post-employment health care and life insurance plans for the three and nine months ended September 30, 2010 and 2009:

	Pension
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Service cost	$1	$1	$3	$4
Interest cost	8	8	22	24
Expected return on plan assets	(10)	(10)	(29)	(33)
Actuarial loss, net	—	1	—	2
Settlement loss (gain)	(1)	2	—	9
Net periodic benefit cost (income)	$(2)	$2	$(4)	$6

The Company recorded a pension settlement gain of $1 million for the three months ended September 30, 2010 and settlement losses of $2 million and $9 million for the three and nine months ended September 30, 2009 related to employees that received lump-sum distributions. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

	Health Care and Life
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Service cost	$—	$—	$1	$1
Interest cost	4	5	11	13
Actuarial (gain), net	—	(1)	—	(2)
Net periodic benefit cost	$4	$4	$12	$12

Savings Plan Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in the plan.  Under the plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees.  For the three and nine months ended September 30, 2010, the Company recorded total savings plan expenses of $5 million and $15 million, respectively. For the three and nine months ended September 30, 2009, the Company recorded total savings plan expenses of $6 million and $18 million, respectively.

Severance Benefits

For the three and nine months ended September 30, 2010, the Company paid severance benefits of $3 million and $6 million, respectively.  For the three and nine months ended September 30, 2009, the Company paid severance benefits of $2 million and $5 million, respectively.  These payments are primarily related to restructuring.

In connection with the termination of Mr. Klein, our former chief executive officer, the Company recorded a charge of $4 million in the consolidated statement of operations for the three months ended September 30, 2010 which included severance, health benefits, financial planning and outplacement services.

Note 9

Stock-Based Compensation

In accordance with our plan of reorganization, the 2009 Long-Term Incentive Plan was approved and became effective on December 31, 2009 (the “2009 Plan”).  Upon the Company’s emergence from bankruptcy, all Predecessor Company stock-based compensation plans were cancelled.  Since the 2009 Plan was approved pursuant to the plan of reorganization, it is not required to be subsequently approved by the Company’s stockholders.  The 2009 Plan provides for several forms of incentive awards to be granted to designated eligible employees, non-management directors, consultants and independent contractors providing services to the Company.  The maximum number of shares of SuperMedia common stock authorized for issuance under the 2009 Plan is 1,500,000.  Beginning March 12, 2010 and throughout the year, the Company granted equity awards under the 2009 Plan to certain employees and to certain of our non-management directors.

Restricted Stock

The 2009 Plan provides for grants of restricted stock.  These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation. The fair value of the restricted stock awards was determined based on the price of SuperMedia common stock on the date of grant.

During 2010, certain employees were granted restricted stock awards as part of the Company’s 2009 long-term incentive compensation program. The restricted stock vests over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date.  All unvested shares of restricted stock will immediately terminate upon the employee’s termination of employment with the Company for any reason on or before the third anniversary date of the award, except that the Compensation Committee of the Board of Directors, at its sole option and election, may permit the unvested shares not to terminate if the employee is terminated without cause.  If a change in control occurs on or before the third anniversary of the grant date, all unvested shares of restricted stock will immediately vest.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

Grants of 79,000 shares of restricted stock provided to Mr. Klein, the Company’s former chief executive officer, were not subject to the above restrictions and vested as a result of his termination.

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

A portion of the cost related to these awards is included in the Company’s compensation expense for the nine months ended September 30, 2010.

Changes in the Company’s outstanding restricted stock awards were as follows:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2010	—	$—
Granted	514,219	37.88
Vested	—	—
Forfeitures	(6,716)	37.98
Outstanding restricted stock at September 30, 2010	507,503	$37.87

Restricted Stock Units

The 2009 Plan provides for grants of restricted stock units (“RSUs”) that can be settled in cash, shares of SuperMedia common stock or a combination thereof.  These awards are classified as either liability or equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2010, certain non-management directors were granted RSUs awards that vest over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date.  If a director ceases to be a member of the board of directors of the Company on or before the third anniversary date of the award, the RSUs will vest on a prorated basis by dividing the number of days commencing on the anniversary vesting date or date of award, as applicable, and ending on the date of separation from service by, (i) 1,095 days if the date of separation from service occurs prior to the first anniversary date of the award, (ii) 730 days if the date of separation from service occurs after the first anniversary date of the award but before the second anniversary date of the award, and (iii) 365 days if the date of separation from service occurs after the second anniversary date of the award but before the third anniversary date of the award, and the number of RSUs remaining will immediately terminate. If a change in control occurs on or before the third anniversary date of the award, all unvested shares of restricted stock will immediately vest.

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

A portion of the costs of this award is included in the Company’s compensation expense for the nine months ended September 30, 2010.

Changes in the Company’s outstanding restricted stock units were as follows:

	Restricted Stock Units	Weighted- Average Fair Value
Outstanding RSUs at January 1, 2010	—	$—
Granted	12,093	33.09
Dividend equivalents	—	—
Payments	—	—
Forfeitures	—	—
Outstanding RSUs at September 30, 2010	12,093	$33.09

Stock-Based Compensation Expense

The pre-tax compensation expense recognized for the three and nine months ended September 30, 2010, related to stock-based compensation was $2 million and $4 million, respectively.  For the three and nine months ended September 30, 2009, compensation expense related to stock-based compensation awards was $1 million and $6 million, respectively.   These costs are recorded as part of general and administrative expenses in the consolidated statements of operations.

As of September 30, 2010, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock and restricted stock unit awards was approximately $14 million and is expected to be recognized over a weighted-average period of approximately 2.4 years.

Note 10

Income Taxes

Income taxes for the nine months ended September 30, 2010 and 2009 have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense and the tax effect of other one-time discrete items. The Company anticipates that the effective tax rate, including interest expense and other one-time discrete items, will be approximately 36% for 2010. Our effective tax rate for 2010 may be subject to changes in future periods. The full year effective tax rate for 2009 was 4.3% primarily due to reorganization items recorded in 2009.

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

The Company has established reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome and/or the amount or range of loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below will have a material adverse effect on its statement of operations.

In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges.  The proposed assessment relates to the audit period March 1998 through May 2005. On May 5, 2008, the State of New York issued a notice of determination to the Company for approximately $28 million. The Company filed its response on July 25, 2008.  On October 1, 2009, the State of New York issued another notice of determination for sales and use tax for the period June 2005 to June 2009, for approximately $26 million. The tax allegedly due as asserted by the State is related to sales and use tax on printing and mailing charges. The Company filed its response asserting its disagreement with the second notice of determination.  The State of New York also sent individual notices of determination to past and current Company officers.  The Company has filed its response to those individual notices as well.  On October 4, 2010, the bankruptcy court signed an agreed order settling and disposing all tax claims against the Company and its officers for all the tax periods prior to December 31, 2009, in return for two allowed claims in favor of the State of New York that will be handled in bankruptcy administration.

On April 30, 2009, May 21, 2009 and June 5, 2009, three separate class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not on the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007, and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas, against two of the Company’s current officers (but not on the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008, and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with this case.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District and a lead plaintiff and lead plaintiffs’ attorney have been selected (the “Buettgen” case).  On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint.   On August 11, 2010, in a one line order without an opinion, the Court denied the Company’s motion to dismiss.  Subsequently, the Court entered a scheduling order setting out a timetable for class certification and administratively closing the case. The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case).  The Corwin case generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts which made their statements misleading, regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 10, 2010, the court in the Buettgen matter granted the Company’s motion staying the discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act.  After the adverse decision in the Buettgen case, the parties agreed to a scheduling order consistent with the prior Buettgen stay order.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon benefit committee and pension plans and the Company employee benefit committee (the “EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents which would entitle the plaintiffs to statutory penalties under ERISA; that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed directly at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the Court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company EBC relating to production of documents and statutory penalties for failure to produce same.  The only claims remaining are procedural ERISA claims against the Company EBC.

On December 10, 2009, a former employee with a history of litigation against the Company filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company Employee Benefits Committee.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA of the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the committee members of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  The briefing on the motion is complete and the Company awaits the order of the Court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

SuperMedia Inc. and its subsidiaries (collectively, “SuperMedia,” “We,” “Our,” “Us,” “Successor Company” or the “Company”) is one of the largest yellow pages directories publishers in the United States as measured by revenues, and we believe that we have a strong presence in the online local search market. On December 31, 2009, the Company emerged from bankruptcy and changed its name to SuperMedia.  SuperMedia is the successor company to Idearc Inc. (collectively, “Idearc” or “Predecessor Company”) which filed for Chapter 11 protection under the United States Bankruptcy Code (the “Bankruptcy Code”) in March 2009.  The terms “SuperMedia”, “We,” “Our,” “Us,” and “the Company,” when used in this report with respect to the period prior to SuperMedia’s emergence from bankruptcy, are references to Idearc, and when used with respect to the period commencing after SuperMedia’s emergence, are references to SuperMedia. These references include the subsidiaries of SuperMedia Inc. or Idearc Inc.

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

Resignation of Chief Executive Officer and Appointment of Interim CEO and Executive Chairman

On October 5, 2010, the Company announced that Scott W. Klein resigned as Chief Executive Officer of the Company, terminating his employment effective October 4, 2010.

On October 4, 2010, the Company appointed Peter J. McDonald as Interim Chief Executive Officer, and our Chairman of the Board, Douglas Wheat, was appointed Executive Chairman.

In connection with the termination of Mr. Klein’s employment, the Company recorded a charge of $4 million in the consolidated statement of operations for the three months ended September 30, 2010, which included severance, health benefits, financial planning and outplacement services. In addition to the aforementioned severance benefits, Mr. Klein will receive his accrued and unpaid salary and vacation days, a pro rata portion of his 2010 annual bonus, the remainder of his bankruptcy emergence bonus and his 79,000 shares of vested restricted stock.

Basis of Presentation

Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of our operating results to be expected in future periods.

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

Impacts of Fresh Start Accounting on 2010 Results

In connection with the adoption of fresh start accounting, the Company anticipates significant impacts to its 2010 results of operations.  At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero.   As a result, approximately $846 million of deferred revenue and $215 million of deferred directory costs will not be recognized in our 2010 consolidated statement of operations which would have otherwise been recorded by the Predecessor Company. These non-cash fresh start adjustments will only impact our 2010 consolidated statement of operations, will not affect future years’ results, and do not affect cash flows as client billing and collection activities remain unchanged.

In addition, at December 31, 2009, the fair values of certain intangible assets were increased in connection with the Company’s adoption of fresh start accounting in the amount of $555 million, resulting in anticipated amortization expense in 2010 of approximately $111 million, which would not have been recorded by the Predecessor Company.  For additional information on our fresh start accounting adjustments, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

As a result of the implementation of fresh start accounting, approximately $140 million of revenue and $40 million of directory and sales commissions costs were not recognized in the three months ended September 30, 2010, which would have otherwise been recorded by the Predecessor Company. For the nine months ended September 30, 2010, approximately $784 million of revenue and $198 million of directory and sales commissions costs were not recognized, which would have otherwise been recorded by the Predecessor Company. In addition, the fair values of certain intangible assets were increased in association with fresh start accounting, resulting in amortization expense in the three and nine months ended September 30, 2010 of $27 million and $83 million, respectively, which would not have been recorded by the Predecessor Company.

Advertising Sales

Our advertising sales have continued to decline due to weaker economic conditions and competition from other advertising media.  These declines in advertising sales will impact revenue throughout 2010 and into 2011 due to the amortization method of accounting.  For the three and nine months ended September 30, 2010, net advertising sales declined 15.4% and 17.9%, respectively, compared to the same periods in 2009.

Results of Operations

We emerged from Chapter 11 and adopted fresh start accounting on December 31, 2009. As a result of the application of fresh start accounting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. For purposes of discussion of the results of operations, the three and nine months ended September 30, 2010 have been compared to the three and nine months ended September 30, 2009 as included in our consolidated statements of operations. In this discussion, we disclose the fresh start accounting and other impacts on our results of operations that vary from historical Predecessor Company periods to aid in the understanding of our financial performance. The implementation of fresh start accounting at December 31, 2009, which included adjustments to deferred revenue and deferred directory costs as required by U.S. GAAP, has had and will continue to have a significant non-cash impact on our future consolidated results of operations, but will have no impact on the underlying cash, working capital assumptions or operation of our business.

The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth our operating results for the three months ended September 30, 2010 and 2009:

	Successor Company	Predecessor Company
Three Months Ended September 30,	2010	2009	Change	% Change
	(in millions, except %)
Operating Revenue	$349	$611	$(262)	(42.9)%
Operating Expense
Selling	122	167	(45)	(26.9)
Cost of sales (exclusive of depreciation and amortization)	108	137	(29)	(21.2)
General and administrative	45	104	(59)	(56.7)
Depreciation and amortization	45	17	28	164.7
Total operating expense	320	425	(105)	(24.7)

Operating income	29	186	(157)	(84.4)
Interest expense (income), net	69	(3)	72	NM
Income (loss) before reorganization items and provision (benefit) for income taxes	(40)	189	(229)	NM
Reorganization items	2	35	(33)	(94.3)
Income (loss) before provision (benefit) for income taxes	(42)	154	(196)	NM
Provision (benefit) for income taxes	(16)	53	(69)	NM
Net income (loss)	$(26)	$101	$(127)	NM

Operating Revenue

Operating revenue of $349 million for the three months ended September 30, 2010 decreased $262 million, or 42.9%, compared to $611 million for the three months ended September 30, 2009. This decline was due primarily to the impacts of fresh start accounting, reduced advertiser renewals reflecting a weak economy, and continued competition from other advertising media (including cable television, newspaper, radio and the Internet), partially offset by the addition of new advertisers. Our operating revenue for the three months ended September 30, 2010 was significantly impacted by the exclusion of approximately $140 million of amortized revenue resulting from the implementation of fresh start accounting that would have been recognized by our Predecessor Company.

Operating Expense

Operating expense of $320 million for the three months ended September 30, 2010 decreased $105 million, or 24.7%, compared to $425 million for the three months ended September 30, 2009 for the reasons described below.

Selling. Selling expense of $122 million for the three months ended September 30, 2010 decreased $45 million, or 26.9%, compared to $167 million for the three months ended September 30, 2009. This decrease resulted primarily from the impacts of fresh start accounting, lower employee related costs and sales commissions, partially offset by higher advertising costs associated with our national advertising program. Our selling expense for the three months ended September 30, 2010 was significantly impacted by the exclusion of approximately $22 million of the amortized effect of deferred sales commissions due to our implementation of fresh start accounting that would have been recognized by our Predecessor Company.

Cost of Sales. Cost of sales of $108 million for the three months ended September 30, 2010 decreased $29 million, or 21.2%, compared to $137 million for the three months ended September 30, 2009. This decrease was primarily due to the impacts of fresh start accounting, reduced printing and distribution costs, and lower employee related costs. Our cost of sales expense for the three months ended September 30, 2010 was significantly impacted by the exclusion of approximately $18 million of the amortized effect of printing and distribution costs due to our implementation of fresh start accounting that would have been recognized by our Predecessor Company.

General and Administrative. General and administrative expense of $45 million for the three months ended September 30, 2010 decreased $59 million, or 56.7%, compared to $104 million for the three months ended September 30, 2009.  The decrease was driven by lower bad debt, lower settlement losses in 2010 associated with our pension plans, and reduced costs associated with our restructuring program.  In addition, a $24 million expense reduction related to the favorable non-recurring, non-cash resolution of state tax claims was recorded in the three months ended September 30, 2010. These expense decreases were partially offset by higher legal settlements and a charge of $4 million recorded in the three months ended September 30, 2010, in connection with the termination of Mr. Klein’s employment, which included severance, health benefits, financial planning and outplacement services.  Bad debt expense of $20 million for the three months ended September 30, 2010, decreased by $36 million, or 64.3%, compared to $56 million for the three months ended September 30, 2009.  Bad debt expense as a percent of total operating revenue was 5.7% for the three months ended September 30, 2010 compared to 9.2% for the three months ended September 30, 2009. Our general and administrative expense for the three months ended September 30, 2010 was significantly impacted by the exclusion of approximately $7 million of bad debt expense due to our lower revenue associated with the implementation of fresh start accounting at December 31, 2009 that would have been recognized by our Predecessor Company.

Depreciation and Amortization. Depreciation and amortization expense of $45 million for the three months ended September 30, 2010 increased $28 million, or 164.7%, compared to $17 million for the three months ended September 30, 2009. This increase was primarily due to the amortization of intangible assets of $27 million related to client relationships, patented technologies (patents) and marketing-related intangible assets (trademarks, domain names and trade names), which were recorded at December 31, 2009 in connection with our adoption of fresh start accounting. This increase in intangible assets will significantly increase our amortization expense throughout the remainder of 2010.

Interest Expense (Income), net

Interest expense, net of interest income, of $69 million for the three months ended September 30, 2010 increased $72 million, compared to interest income of ($3) million for the three months ended September 30, 2009.  We recorded $71 million of interest expense associated with our new debt obligations during the three months ended September 30, 2010.  As a result of our bankruptcy filing in 2009, interest associated with our then existing debt and interest rate swap agreements was not accrued during the three months ended September 30, 2009.

Reorganization Items

We recorded $2 million of reorganization items for the three months ended September 30, 2010 primarily related to professional fees associated with our bankruptcy, as compared to $35 million for the three months ended September 30, 2009.  Reorganization items for the three months ended September 30, 2009 included non-cash charges of $21 million associated with the remeasurement of our then existing deferred losses in accumulated other comprehensive loss to reflect the component of forecasted interest rate payments that were likely to occur, and $14 million of professional fees associated with our bankruptcy.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes of ($16) million for the three months ended September 30, 2010 decreased $69 million, compared to $53 million for the three months ended September 30, 2009 primarily due to the impact of the items listed above. The effective tax rates for the three months ended September 30, 2010 and 2009 were 38.1% and 34.4%, respectively. The results for the three months ended September 30, 2010 and 2009 include interest expense and the effects of one-time discrete items.  We anticipate that the effective tax rate, including interest expense and other one-time discrete items, will be approximately 36% for 2010. Our effective tax rate for 2010 may be subject to changes in future periods. The full year effective tax rate for 2009 was 4.3% primarily due to reorganization items recorded in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth our operating results for the nine months ended September 30, 2010 and 2009:

	Successor Company	Predecessor Company
Nine Months Ended September 30,	2010	2009	Change	% Change
	(in millions, except %)
Operating Revenue	$750	$1,936	$(1,186)	(61.3)%
Operating Expense
Selling	344	528	(184)	(34.8)
Cost of sales (exclusive of depreciation and amortization)	300	436	(136)	(31.2)
General and administrative	142	334	(192)	(57.5)
Depreciation and amortization	140	51	89	174.5
Total operating expense	926	1,349	(423)	(31.4)

Operating income (loss)	(176)	587	(763)	NM
Interest expense, net	212	148	64	43.2
Income (loss) before reorganization items and provision (benefit) for income taxes	(388)	439	(827)	NM
Reorganization items	5	440	(435)	(98.9)
Income (loss) before provision (benefit) for income taxes	(393)	(1)	(392)	NM
Provision (benefit) for income taxes	(141)	(1)	(140)	NM
Net income (loss)	$(252)	$—	$(252)	NM

Operating Revenue

Operating revenue of $750 million for the nine months ended September 30, 2010 decreased $1,186 million, or 61.3%, compared to $1,936 million for the nine months ended September 30, 2009. This decline was due primarily to the impacts of fresh start accounting, reduced advertiser renewals reflecting a weak economy, and continued competition from other advertising media (including cable television, newspaper, radio and the Internet), partially offset by the addition of new advertisers. Our operating revenue for the nine months ended September 30, 2010 was significantly impacted by the exclusion of approximately $784 million of amortized revenue resulting from the implementation of fresh start accounting that would have been recognized by our Predecessor Company.

Operating Expense

Operating expense of $926 million for the nine months ended September 30, 2010 decreased $423 million, or 31.4%, compared to $1,349 million for the nine months ended September 30, 2009 for the reasons described below.

Selling. Selling expense of $344 million for the nine months ended September 30, 2010 decreased $184 million, or 34.8%, compared to $528 million for the nine months ended September 30, 2009. This decrease resulted primarily from the impacts of fresh start accounting, lower employee related costs, sales commissions and reduced advertising costs associated with our national advertising program. Our selling expense for the nine months ended September 30, 2010 was significantly impacted by the exclusion of approximately $98 million of the amortized effect of deferred sales commissions due to our implementation of fresh start accounting that would have been recognized by our Predecessor Company.

Cost of Sales. Cost of sales of $300 million for the nine months ended September 30, 2010 decreased $136 million, or 31.2%, compared to $436 million for the nine months ended September 30, 2009. This decrease was primarily due to the impacts of fresh start accounting, reduced printing and distribution costs and reduced Internet traffic costs. Our cost of sales expense for the nine months ended September 30, 2010 was significantly impacted by the exclusion of approximately $100 million of the amortized effect of printing and distribution costs due to our implementation of fresh start accounting that would have been recognized by our Predecessor Company.

General and Administrative. General and administrative expense of $142 million for the nine months ended September 30, 2010 decreased $192 million, or 57.5%, compared to $334 million for the nine months ended September 30, 2009.  The decrease was driven by lower bad debt, lower restructuring costs, reduced employee related costs, lower settlement losses in 2010 associated with our pension plans, lower insurance costs and lower stock-based compensation. In addition, a $40 million expense reduction related to the favorable non-recurring, non-cash resolution of state tax claims was recorded in the nine months ended September 30, 2010.  These expense decreases were partially offset by higher legal settlements and a charge of $4 million recorded in the nine months ended September 30, 2010, in connection with the termination of Mr. Klein’s employment, which included severance, health benefits, financial planning and outplacement services.  During the nine months ended September 30, 2009, we recorded $19 million of restructuring charges associated with our ongoing strategic organizational cost savings initiatives, which included $10 million of professional fees associated with pre-petition capital restructuring costs.  Bad debt expense of $50 million for the nine months ended September 30, 2010, decreased by $128 million, or 71.9%, compared to $178 million for the nine months ended September 30, 2009.  Bad debt expense as a percent of total operating revenue was 6.7% for the nine months ended September 30, 2010 compared to 9.2% for the nine months ended September 30, 2009. Our general and administrative expense for the nine months ended September 30, 2010 was significantly impacted by the exclusion of approximately $59 million of bad debt expense due to our lower revenue associated with the implementation of fresh start accounting at December 31, 2009 that would have been recognized by our Predecessor Company.

Depreciation and Amortization. Depreciation and amortization expense of $140 million for the nine months ended September 30, 2010 increased $89 million, or 174.5%, compared to $51 million for the nine months ended September 30, 2009. This increase was primarily due to the amortization of intangible assets of $83 million related to client relationships, patented technologies (patents) and marketing-related intangible assets (trademarks, domain names and trade names), which were recorded at December 31, 2009 in connection with our adoption of fresh start accounting. This increase in intangible assets will significantly increase our amortization expense throughout the remainder of 2010.

Interest Expense, net

Interest expense, net of interest income, of $212 million increased $64 million, or 43.2%, compared to $148 million for the nine months ended September 30, 2009.  We recorded $220 million of interest expense associated with our new debt obligations during the nine months ended September 30, 2010. As a result of our bankruptcy filing in 2009, interest associated with our then existing debt and interest rate swap agreements was not accrued after March 31, 2009.

Reorganization Items

We recorded $5 million of reorganization items for the nine months ended September 30, 2010 primarily related to professional fees associated with our bankruptcy, as compared to $440 million for the nine months ended September 30, 2009.  Reorganization items for the nine months ended September 30, 2009 included non-cash charges of $279 million associated with the remeasurement to fair value of our then existing interest rate swap agreements and $145 million associated with the remeasurement of our then existing deferred losses in accumulated other comprehensive loss to reflect the component of forecasted interest rate payments that were likely to occur, and $16 million of professional fees associated with our bankruptcy.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes of ($141) million for the nine months ended September 30, 2010 decreased $140 million, compared to ($1) million for the nine months ended September 30, 2009 primarily due to the impact of the items listed above. The effective tax rate for the nine months ended September 30, 2010 was 35.9%. The results for the nine months ended September 30, 2010 and 2009 include interest expense and the effects of one-time discrete items. We anticipate that the effective tax rate, including interest expense and other one-time discrete items, will be approximately 36% for 2010. Our effective tax rate for 2010 may be subject to changes in future periods. The full year effective tax rate for 2009 was 4.3% primarily due to reorganization items recorded in 2009.

Liquidity and Capital Resources

The following table sets forth a summary of cash flows for the nine months ended September 30, 2010 and 2009:

	Successor Company	Predecessor Company
Nine Months Ended September 30,	2010	2009	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$404	$436	$(32)
Investing activities	(31)	(36)	5
Financing activities	(254)	(188)	(66)
Increase In Cash and Cash Equivalents	$119	$212	$(93)

Our primary source of funds continues to be cash generated from operations. For the nine months ended September 30, 2010, net cash provided by operating activities decreased $32 million, or 7.3%, compared to the nine months ended September 30, 2009, primarily due to lower cash collections associated with lower revenues, increased interest payments on our debt and higher payments associated with our bankruptcy, partially offset by a federal income tax refund of $94 million (2009 included income tax payments) and reduced costs associated with our restructuring program. As a result of our bankruptcy filing on March 31, 2009, other than the adequacy protection payment and the allowed secured credit facility claim, the Company did not make any 2009 scheduled principal or interest payments after March 2009. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information.

As of September 30, 2010, the Company is in compliance with all of the covenants of its Loan Agreement. We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2010.

Net cash used in financing activities of $254 million for the nine months ended September 30, 2010 increased $66 million compared to $188 million for the nine months ended September 30, 2009. Net cash used in financing activities in the nine months ended September 30, 2010 and 2009 represents the repayment of debt principal. As mentioned above, as a result of our bankruptcy filing on March 31, 2009, other than the adequacy protection payment and the allowed secured credit facility claim, the Company did not make any 2009 scheduled debt principal or interest payments after March 2009.

The Company has a mandatory debt principal payment due after each fiscal quarter prior to the December 31, 2015 maturity date on the outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement.  The Company has the right to make early payments on the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payment.

In the three months ended September 30, 2010, the Company made debt principal payments totaling $77 million, including a residual $2 million mandatory debt principal payment related to the three months ended June 30, 2010 and a $75 million estimated mandatory debt principal payment related to the third quarter, which was due in November 2010. For the nine months ended September 30, 2010, the Company made debt principal payments totaling $254 million. In 2011, the Company will be allowed to repurchase and retire debt below par if certain criteria as detailed in the Loan Agreement are met.

We are currently in discussions with holders of our senior secured term debt regarding an amendment to our Term Loan Agreement.  We are seeking an amendment from our lender group to increase flexibility relative to our ability to execute open market repurchases under our Term Loan Agreement at prices below the face amount of the term debt.  We intend to discuss a number of issues relating to such possible amendments with the holders of our senior secured term debt, including, without limitation: modifying the timing limitations on repurchases of our term debt, modifying the cash balance tests relating to repurchases of our term debt, and modifying the monetary limits on the amount of our term debt that we may repurchase.

Critical Accounting Policies

There were no material changes to our critical accounting policies and estimates since December 31, 2009. Refer to “Management’s Discussion and Analysis” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amendments to Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” by requiring new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy.  The provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which will be effective for reporting periods beginning after December 15, 2010.  The Company has adopted the applicable provisions of ASU 2010-06 as required and it did not have a material impact on our financial statements.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk.

Our exposures to market risk have not changed materially since December 31, 2009. For quantitative and qualitative disclosures about our market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risks” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company has established reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome and/or the amount or range of loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below will have a material adverse effect on its statement of operations.

In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges.  The proposed assessment relates to the audit period March 1998 through May 2005. On May 5, 2008, the State of New York issued a notice of determination to the Company for approximately $28 million. The Company filed its response on July 25, 2008.  On October 1, 2009, the State of New York issued another notice of determination for sales and use tax for the period June 2005 to June 2009, for approximately $26 million. The tax allegedly due as asserted by the State is related to sales and use tax on printing and mailing charges. The Company filed its response asserting its disagreement with the second notice of determination.  The State of New York also sent individual notices of determination to past and current Company officers.  The Company has filed its response to those individual notices as well.  On October 4, 2010, the bankruptcy court signed an agreed order settling and disposing all tax claims against the Company and its officers for all the tax periods prior to December 31, 2009, in return for two allowed claims in favor of the State of New York that will be handled in bankruptcy administration.

On April 30, 2009, May 21, 2009 and June 5, 2009, three separate class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not on the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007, and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas, against two of the Company’s current officers (but not on the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008, and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with this case.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District and a lead plaintiff and lead plaintiffs’ attorney have been selected (the “Buettgen” case).  On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint.   On August 11, 2010, in a one line order without an opinion, the Court denied the Company’s motion to dismiss.  Subsequently, the Court entered a scheduling order setting out a timetable for class certification and administratively closing the case. The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case).  The Corwin case generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts which made their statements misleading, regarding the

Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 10, 2010, the court in the Buettgen matter granted the Company’s motion staying the discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act.  After the adverse decision in the Buettgen case, the parties agreed to a scheduling order consistent with the prior Buettgen stay order.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon benefit committee and pension plans and the Company employee benefit committee (the “EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents which would entitle the plaintiffs to statutory penalties under ERISA; that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed directly at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the Court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company EBC relating to production of documents and statutory penalties for failure to produce same.  The only claims remaining are procedural ERISA claims against the Company EBC.

On December 10, 2009, a former employee with a history of litigation against the Company filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company Employee Benefits Committee.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA of the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the committee members of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  The briefing on the motion is complete and the Company awaits the order of the Court. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

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

Item 2.                                       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                       Defaults Upon Senior Securities.

None.

Item 4.                                       (Removed and Reserved).

Item 5.                                       Other Information.

None.

Item 6.                                       Exhibits.

Exhibits:
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010).
3.2	Third Amended and Restated By-Laws of the Registrant, dated July 28, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed July 29, 2010).
3.3

First Amendment to Third Amended and Restated By-Laws of the Registrant, dated as of October 4, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed October 8, 2010).

10.1

Interim Employment Agreement, dated October 4, 2010, between the Registrant and Peter J. McDonald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 8, 2010).*

31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*                                         Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERMEDIA INC.

October 28, 2010	/s/ Peter J. McDonald
Peter J. McDonald Interim Chief Executive Officer (Principal Executive Officer)

October 28, 2010	/s/ Samuel D. Jones
Samuel D. Jones Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010).
3.2	Third Amended and Restated By-Laws of the Registrant, dated July 28, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed July 29, 2010).
3.3

First Amendment to Third Amended and Restated By-Laws of the Registrant, dated as of October 4, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed October 8, 2010).

10.1

Interim Employment Agreement, dated October 4, 2010, between the Registrant and Peter J. McDonald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 8, 2010).*

31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*                                         Management contract, compensatory plan or arrangement