Form 10-K
period 2010-12-31
SUPERMEDIA INC.
filed 2011-02-24
CIK 1367396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File Number: 1-32939

SUPERMEDIA INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5095175
(State of Incorporation)	(I.R.S. Employer Identification Number)

2200 West Airfield Drive, P.O. Box 619810 D/FW Airport, TX	75261
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(972) 453-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $277,176,646, based upon the closing price of the shares on the NASDAQ Stock Market LLC on that date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

As of February 21, 2011, there were 15,488,093 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the registrant’s 2011 Annual Meeting of Stockholders scheduled to be held on May 11, 2011 is incorporated by reference into Part III hereof.

We own or have rights to various copyrights, trademarks, service marks and tradenames in our business, including, but not limited to, SuperMedia®, Superpages®, SuperWhitePages®, Verizon® Yellow Pages, Verizon® White Pages, FairPoint® Yellow Pages, frontier® Yellow Pages, Superpages.com®, LocalSearch.comSM, Everycarlisted.comSM, the Everycarlisted.com logo, SuperpagesMobile®, SuperGuaranteeSM, the SuperGuarantee shield, SuperGuarantee Autos®, SuperpagesDirect®, InceptorSM, and the Inceptor logo.  This report also includes copyrights, trademarks and/or trade names of other companies.

i

FORWARD-LOOKING STATEMENTS

Certain statements included in this annual report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws. Statements that include the words “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. You should not place undue reliance on these statements.  These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general.  Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risks related to the following:

•                  the inability to provide assurance for the long-term continued viability of our business;

•                  reduced advertising spending and contract cancellations by our clients, which drives reduced revenue;

•                  declining use of print yellow pages directories by consumers;

•                  competition from other yellow pages directory publishers and other traditional and new media and our ability to anticipate or respond to changes in technology and user preferences;

•                  changes in our operating performance;

•                  our post-restructuring financial condition, financing requirements and cash flow;

•                  limitations on our operating and strategic flexibility and the ability to operate our business, finance our capital needs or expand business strategies under the terms of our debt agreements;

•                  failure to comply with the financial covenants and other restrictive covenants in our debt agreements;

•                  limited access to capital markets and increased borrowing costs resulting from our leveraged capital structure and debt ratings;

•                  our ability to resolve any remaining bankruptcy claims;

•                  changes in the availability and cost of paper and other raw materials used to print our directories and our reliance on third-party providers for printing, publishing and distribution services;

•                  credit risk associated with our reliance on small- and medium-sized businesses as clients;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

Item 1.  Business.

Background

On December 31, 2009 (the “Effective Date”), SuperMedia Inc., (collectively, “SuperMedia,” “We,” “Our,” “Us,” “Successor” or the “Company”) formerly known as Idearc Inc., (collectively, “Idearc” or “Predecessor”) and all of our domestic subsidiaries, consummated our reorganization under the provisions of Chapter 11 of Title 11 of the United States Code and emerged from bankruptcy protection.

On March 31, 2009 (the “Petition Date”), Idearc and its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).  On May 15, 2009, the Company submitted a joint plan of reorganization and disclosure statement for consideration by the Bankruptcy Court and the affected creditors; on September 8, 2009, the Company filed its First Amended Joint Plan of Reorganization (the “Amended Plan”) with the Bankruptcy Court, which was later modified on November 19, 2009; on December 22, 2009, the Bankruptcy Court entered an order approving and confirming the Amended Plan; and, finally, on December 31, 2009, the Company emerged from bankruptcy.

On the Effective Date, the Company entered into a loan agreement (the “Loan Agreement”) with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans.

Also on the Effective Date, the Company issued an aggregate of 14,996,952 shares of new common stock, par value $.01 per share (the “New Common Stock”).  The Company reserved 1,500,000 shares of New Common Stock for issuance pursuant to its long-term incentive plan.  In addition, 3,061 shares of New Common Stock have been reserved for future issuance in respect of claims and interests filed in connection with the Chapter 11 bankruptcy proceedings, pending the determination of the allowed portion of any disputed general unsecured claims.  The Company has not issued any shares of preferred stock.

On January 4, 2010, we changed our corporate name from Idearc Inc. to SuperMedia Inc.  The new name symbolizes our renewed focus on providing outstanding media advertising programs to our clients and consumers nationwide through our Superpages directories, Superpages.com®, Superpages direct mailers and Superpages mobile, as well as services, such as the SuperGuaranteeSM.

Overview

We are one of the largest yellow pages directory publishers in the United States as measured by revenue.  We also offer online advertising solutions. We place our client’s advertising into our portfolio of advertising media, which includes the Superpages directories, Superpages.com, our online local search resource, the Superpages.com network, an online advertising network, our Superpages direct mailers, and Superpages mobile, our information source for wireless subscribers. We became an independent public company in November 2006 when Verizon Communications Inc. (“Verizon”) completed the spin-off of our shares to Verizon’s stockholders.

Our strategy will continue to focus on providing a portfolio of advertising media to offer our advertisers a presence regardless of where or when consumers are searching for local information.

Together with our predecessor companies, we have more than 125 years of experience in the print directory business. We have consistently held a leading market position in the markets in which Verizon is the incumbent local exchange carrier, and in its formerly owned properties now owned by FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”). We have a geographically diversified revenue base covering markets in 33 states for Superpages directories and Superpages direct mailers and in all 50 states for Superpages.com.  In 2010, we published more than 1,100 distinct directory titles, and distributed about 114 million copies of these directories to businesses and residences in the United States.

In 2010, we generated revenue of $1,176 million and incurred an operating loss of ($96) million.  Our 2010 results of operations were significantly impacted by our adoption of fresh start accounting.  At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero.  As a result, approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) and $213 million of deferred directory costs were not recognized in our 2010 consolidated statement of operations which would have otherwise been recorded by the Predecessor Company.  In addition, our 2010 operating results were significantly impacted by the exclusion of approximately $61 million of bad debt expense due to the exclusion of revenue associated with the implementation of fresh start accounting at December 31, 2009 that would have been recognized by our Predecessor Company.  These non-cash fresh start adjustments impact only our 2010 consolidated statement of operations and do not affect future years’ results.  Likewise, these non-cash fresh start adjustments did not affect cash flows as client billing and collection activities remained unchanged.

In addition, at December 31, 2009, the fair values of certain intangible assets were increased in connection with the Company’s adoption of fresh start accounting in the amount of $555 million, resulting in an increase of amortization expense in 2010 of $111 million, which would not have been recorded by the Predecessor Company.

We believe our advertising programs provide a better return on investment relative to other media alternatives. In making a decision to advertise, we believe that our clients recognize that a large number of consumers who consult yellow pages directories actually make a purchase and that a broad and diverse demographic and geographic base of consumers reference both print and Internet. We also believe that our clients value the quality of our client service and other support we provide.

Competitive Strengths

We believe that the following strengths will enable us to continue to compete successfully in the local advertising marketplace:

•             Agreements with Local Exchange Carriers.  We are the official publisher of Superpages directories for the incumbent local exchange carrier in most of our markets. Verizon, Frontier and FairPoint have granted us the right to use their brands on our print directories in these markets. We believe our position as the official publisher of the local exchange carrier drives consumer awareness and use of our directories.

•             Our Presence in Local Online Search Market.  We have a presence in the local online search market with Superpages.com and the Superpages.com network. In 2010, the Superpages.com network had more than 149 billion searches, which represents a 65% increase from the prior year. As of December 31, 2010, Superpages.com had approximately 16.8 million business listings and tens of millions of residential listings in the United States. Under agreements with several major search engines, we also place local advertising on the search engines’ websites, providing us higher traffic volume while retaining the client relationship.

•             Superior Value Proposition for our Advertisers.  We believe our advertising programs provide our advertisers with a greater value proposition than other media because they target consumers at the key time when they are actively seeking information to make a purchase. We also believe that our advertising generally provides a competitive cost per reference. Cost per reference is a measure of an advertiser’s cost per contact generated from advertising. Further, we believe that our advertising provides a higher return on investment than many other local advertising alternatives, including newspapers, television and radio. We offer our clients an array of complementary advertising media in which they can advertise, including Superpages directories, Superpages.com and the Superpages.com network, Superpages mobile, and Superpages direct mailers, all of which extend our clients’ reach.

•             Large Locally Based Sales Force.  The majority of our sales force is locally based, consisting of premise media consultants who generally focus on face-to-face sales. We believe the size, local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with our advertisers. Annually, our local print client renewal rates (which exclude the loss of clients that did not renew because they are no longer in business) have been at or above 80%, in spite of the significant economic downturn in 2009 and 2010.  In addition, we have well-established training programs, practices and procedures to manage the productivity and effectiveness of our sales force.

•             Innovative and Adaptive Offerings.  The Company offers a SuperGuarantee marketing program to certain of our clients designed to make it easier and faster for consumers to find businesses they trust. Our SuperGuarantee program provides a limited guarantee of the services performed by certain of our clients.  We believe we are adept at both developing innovative offerings for our clients and adapting quickly to consumer preferences. We continually update Superpages.com to enhance the consumer experience and increase traffic.  For example, we have continued to develop Superpages.com to adapt to market demands and advances in technology, and to effectively compete or partner with other on-line information providers. Additionally, we offer Superpages direct mailers advertising postcard packages, to enable us to capture revenue in the direct mail industry.

•             Diverse and Attractive Markets.  We have a geographically diversified revenue base covering markets in 33 states for Superpages directories and Superpages direct mailers and in all 50 states for Superpages.com. We believe our markets are attractive for local and national advertisers due to the high concentration in our markets of well-educated and affluent residents and higher consumer spending than the national average. We believe we have some degree of protection from regional market fluctuations because we have a presence in diverse markets across the U.S., many of which feature highly attractive demographics. In 2010, our top ten directories, as measured by revenue, accounted for approximately 9% of our revenue and no single directory accounted for more than 2% of our revenue.

•             Broad Client Base.  Our revenue comes from approximately 464,000 clients as of December 31, 2010.  We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular client. Annually, our local print clients’ renewal rates (which exclude the loss of clients that did not renew because they are no longer in business) have been at or above 80%. In 2010, no single local client accounted for more than 0.1% of our revenue, with our top ten local clients representing less than 1% of our revenue.

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

•             Drive Consumer usage by providing the SuperGuarantee.  The SuperGuarantee program is a consumer focused program designed to make it easier and faster for consumers to find businesses they can trust. Our SuperGuarantee program provides a limited guarantee of the services performed by certain of our clients.  Not all clients are eligible to participate; the SuperGuarantee covers only certain service providers who meet minimum ad program criteria.  To participate in the SuperGuarantee program, consumers must register and agree to the program terms and conditions prior to receiving the service, and then select a participating SuperGuarantee service provider.

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

In 2006, Verizon Communications Inc. decided to spin off its domestic directory business. In anticipation of the spin-off, Verizon transferred its domestic print and Internet yellow pages directory publishing operations to us. The spin-off was completed in November 2006 through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon’s stockholders.

On March 31, 2009, the Company and its domestic subsidiaries filed voluntary Chapter 11 bankruptcy petitions seeking reorganization relief under the Bankruptcy Code in an attempt to restructure our debt.  On December 31, 2009, we consummated the reorganization and emerged from bankruptcy with a restructured balance sheet, and on January 4, 2010, we changed our name to SuperMedia Inc.  The new name symbolizes our renewed focus on providing outstanding media advertising programs to our clients and consumers nationwide.

More detailed discussions of these historical events are contained in our SEC filings and their respective exhibits.

Markets

In 2010, we published more than 1,100 directories in 33 states across the United States and distributed approximately 114 million directories to businesses and residences in the United States. In 2010, our top ten directories, as measured by revenue, accounted for approximately 9% of our revenue and no single directory accounted for more than 2% of our revenue. Our directories are generally well-established in their communities and cover contiguous geographic areas to create a strong local market presence and achieve selling efficiencies.

In connection with the spin-off from Verizon, we entered into a number of agreements with Verizon to preserve the benefits of being the publisher of Verizon print directories. These agreements included a publishing agreement, a branding agreement, and a non-

competition agreement, each of which has an initial term of 30 years, expiring in 2036. The publishing agreement will automatically renew for additional five-year terms unless we or Verizon provide notice of early termination. Under the publishing agreement, Verizon named us the official publisher of Verizon print directories of wireline listings for markets in which Verizon was the incumbent local exchange carrier.  In the branding agreement, Verizon granted us a limited right to use certain Verizon trademarks and service marks in connection with publishing certain print directories and to identify ourselves as its official print directory publisher.  Under the non-competition agreement, Verizon generally agreed not to publish tangible or digital (excluding Internet) media directories consisting principally of wireline listings and classified advertisements of subscribers in the applicable markets.

We also have a number of agreements with FairPoint in connection with the transfer by Verizon to FairPoint of certain local telephone exchange assets in Maine, New Hampshire and Vermont.  These agreements included a publishing agreement, a branding agreement, and a non-competition agreement, each of which has a term expiring in 2036.

On July 1, 2010, Verizon completed the sale to Frontier of its local telephone exchange assets in 14 states, including Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia, Wisconsin, and a small number of local telephone exchanges in California, including those bordering Arizona, Nevada and Oregon. In accordance with the terms of our commercial agreements with Verizon, Frontier has entered into publishing, branding and non-competition agreements with the Company on substantially the same terms for these local telephone exchanges, each of which has a term expiring in 2036.

We believe we have a competitive advantage by serving as the official publisher of print directories for incumbent local exchange carriers.  Incumbent publishers can generally deliver a better value proposition to advertisers because those publishers tend to have a higher frequency of consumer use in the market, largely due to their long-term presence in a particular market and user perceptions of accuracy, completeness and trustworthiness of their directories. Incumbent publishers also tend to benefit from established client bases and solid, cost-efficient operations infrastructures. In particular, we believe that Verizon’s long-term presence as the incumbent local exchange carrier in its incumbent markets, as well as our ongoing association with the Verizon brand, positions us as a preferred directory for both local advertisers and consumers in those markets.

Advertising Media

Overview

Our advertising media include Superpages directories, Superpages.com, our online local search resource, the Superpages.com network, an online advertising network, Superpages direct mailers, and Superpages mobile, our information directory for wireless subscribers.

Print Directories

In 2010, we published more than 1,100 distinct directory titles, consisting of directories that contain only yellow pages, directories that contain only white pages, directories that contain both white and yellow pages, smaller-sized companion directories, directories that include advertisements in both English and Spanish and directories in Spanish only. We offer complementary enhancements that improve our advertisers’ reach and return on investment.

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

Yellow Pages Directories.  Our yellow pages directories provide a range of paid advertising options, as described below:

•             Listing Options. An advertiser may increase visibility by:

•              paying for listings in additional headings;

•              paying to have listings highlighted or printed in bold or superbold text; and/or

•              purchasing extra lines of text to include information, such as hours of operation, a website address or a more detailed business description.

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

•             Display Advertising Options.  A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. Display advertisements are usually placed at the front of a heading, ordered first by size and then by advertiser seniority. This ordering process provides a strong incentive to advertisers to increase the size of their advertisements and to renew their advertising purchases each year to ensure that their advertisements receive priority placement. Display advertisements range in size from a quarter column to as large as a two page spread. The cost of display advertisements depends on the size, type and value of the advertisement purchased, and on the reach and scope of the directory.

•             Specialty Advertising.  In addition to the advertisement options described above, we offer additional options that allow businesses to increase visibility or better target specific types of consumers. Our specialty advertising includes:

•              ads in the white pages section of the directories;

•              gatefold sections, cover tip-ons, cover advertising and specialty tabs that provide businesses with extra space to include more information in their advertisements; and

•              a call measurement service, which uses metered telephone numbers to provide advertisers with information about the consumer responses to an advertisement.

White Pages Directories. Most state public utilities commissions require incumbent local exchange carriers to publish and distribute white pages directories of certain residences and businesses that order or receive local telephone service from the carriers. These regulations also require an incumbent carrier, in specified cases, to include information relating to the provision of telephone service provided by the incumbent carrier and other carriers in the service area, as well as information relating to local and state governmental agencies.

Under our publishing agreements with the local exchange carriers, we provide a white pages listing free of charge to every residence and business with local wireline telephone service in the area, as well as a courtesy listing in the yellow pages for business clients to the extent the incumbent local exchange carrier is required to produce such directories. The listing includes the name, address and phone number of the residence or business unless the wireline client requests not to be listed or published. We are responsible for the costs of publishing, printing and distributing these directories, which are included in our operating expenses.

In consideration of the environmental impact telephone directories have on the waste stream, we have enhanced our self-regulating, do-not-distribute (“DND”) efforts.  We have also implemented an internal DND list in 2008.  On-going efforts will continue to increase awareness of print options, ensure ease of use of such features, including opting out of printed directory distribution, and to promote printed directory substitutes, for example CD-ROM directories and on-line directory listing access.

Internet

We operate Superpages.com, an internet yellow pages website and mobile application, and the Superpages.com network, an online advertising network that places local advertisers across more than 250 local search sites.  Superpages.com has approximately 16.8 million business listings and tens of millions of residential listings in the United States. In 2010, consumers conducted more than 149 billion searches using the Superpages.com network.

We provide all businesses with a basic listing on Superpages.com at no charge to the advertiser. Businesses may pay to enhance their listings on Superpages.com and to get broader distribution on Superpages.com and the Superpages.com network. We also offer performance-based advertising in which advertisers pay on a per-click or per-call basis.  Examples of listing enhancements include extra listing lines, business profile content, video clips, online replicas of print advertisements, website and e-mail links, priority placement and banners.  We also offer feature-rich websites and professional website design services and accompanying search engine marketing options for businesses that do not have the capabilities or resources to manage Internet marketing.

Through the Superpages.com network, we distribute our clients’ advertising to more than 250 Internet sites to increase online traffic and extend our advertisers’ online reach. We continue to seek out mutually beneficial arrangements that give our advertisers more exposure and our network more traffic, while giving end-users and others the benefit of our local advertising content.

We also provide search engine marketing (“SEM”) services through which we place local advertising content on major search engines as well as on Superpages.com and the Superpages.com network. Through SEM services, we increase our advertisers’ reach, thus aiding our ability to retain them as clients and grow their programs. Even when client advertisements go on other websites, we retain the client relationship. As opposed to directly competing with these search engines, our strategy is to collaborate with them, pairing our local sales reach with their extensive distribution networks.

In addition to operating Superpages.com and the Superpages.com network, we recognize the value of additional partnerships in the digital marketplace and will continue to evaluate relationships that would allow us to enhance our offerings to our clients.

Direct Mailers

Our Superpages direct mail packages allow advertisers to target the consumers or businesses most likely to respond to an offer and customize a message from one mailing to the next. Our direct mail program includes professional full color ad design, robust demographic targeting, printing, postage and fulfillment. Targeted lists let advertisers pinpoint the audience they want to reach. List criteria can include geography, age, income, home value or consumers who have just moved into a neighborhood. Direct mail advertising campaigns can be tracked through redemption of coupons, website traffic or phone calls. Our clients have an option of individual postcards or shared card packs.

Sales and Marketing

Our direct sales and marketing approach for our advertising programs requires maintaining existing clients and developing new client relationships. Existing clients comprise our core advertiser base and a large number of these clients have advertised with us for many years. Annually, we have retained 80% or more of our local print clients. We base our local print clients’ renewal rate on the number of unique local print clients that have renewed advertising. We do not include clients that did not renew because they are no longer in business. Unique local print clients are counted once regardless of the number of advertisements they purchase or the number of directories in which they advertise. Our renewal rate would not be affected if any of these clients were to renew some, but not all, of their advertising. Our renewal rate reflects the importance of our directories to our local clients, for whom directory advertising is, in many cases, the primary form of advertising. Larger national companies also use advertising in our directories as an integral part of their national and regional advertising strategies.

Local Sales Force

We believe the experience of our sales force has enabled us to develop long-term relationships with our clients, which, in turn, promotes a high rate of client renewal. We also believe that our sales force can further penetrate the markets that we currently serve and increase our sales volume. Each advertising sale, whether made in person, by telephone or through direct mail, is a transaction designed to meet the individual needs of a specific business. As our offerings have become more complex and as competition has presented advertisers with more choices, the sales process has also become more complex. A media consultant now spends more time preparing and perfecting a sales proposal and preparing for a sales call. In addition, the average time a media consultant spends with a client has increased.

As of December 31, 2010, we employed more than 2,200 media consultants in our local sales force, including sales management throughout the United States. We believe the local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with our advertisers.

Our sales force is divided into three principal groups:

•             Premise Media Consultants.  Our premise media consultants generally focus on clients with whom they typically interact on a face-to-face basis at the client’s place of business. Within this group, we have specialized media consultants for major accounts.

•             Telephone Media Consultants.  Our telephone media consultants generally focus on smaller clients with whom they typically interact over the telephone.

•             Centralized Media Consultants.  Our centralized media consultants generally focus on the smallest accounts, and potential new clients. These media consultants manage both mail-out and telephone contact with lower revenue producing clients.

We assign our clients among these groups based on a careful assessment of expected advertising expenditures and propensity to purchase the various advertising programs that we offer. Each media consultant has a specified client assignment consisting of both new business leads and renewing advertisers. We believe this practice deploys and focuses our sales force in an effective manner.

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

Our media consultants are compensated in the form of base salary and incentive compensation. Our performance-based incentive compensation programs reward media consultants who retain a high percentage of their existing accounts, increase current client advertising spending and add new clients.

National Sales Force

In addition to our local sales force, we have a separate sales channel that serves our national clients. These clients are typically national or large regional chains, including rental car companies, insurance companies and pizza delivery companies. These clients typically purchase advertisements for placement in multiple geographical regions. In order to sell to national companies, we use third-party certified marketing representatives (“CMRs”) who design and create advertisements for national companies and place those advertisements within our advertising media. Some CMRs are departments or subsidiaries of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which pays us after deducting their commission. We accept orders from approximately 145 CMRs.

Clients

We generate revenue from the sale of advertising to our large base of clients. As of December 31, 2010, we had approximately 464,000 clients.

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular client. In 2010, no single local client accounted for more than 0.1% of our revenue, with our top ten local clients representing less than 1% of our revenue. The breadth of our client base reduces our exposure to adverse economic conditions that may affect particular geographic regions or specific industries and provides additional stability to our operating results.

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

•             Pre-Press Activities.  Sales typically are completed 60 to 90 days prior to publication, after which time we do not accept additional advertisements. Once a directory has closed, we and our outsource partners begin pre-press activities. Pre-press activities include finalizing artwork, proofing and paginating the directories. When the composition of the directory is finalized, we transmit the directory files to a third-party printer.

•             Printing.  We outsource the printing of our directories using paper we purchase from several different suppliers. Under our current agreements, suppliers are required to provide up to 100% of the annual forecasted paper requirements in their contracts.

Prices under these agreements are negotiated each year based on prevailing market rates, market demand, production capacity and the total available tonnage for each supplier.

•             Transportation.  We transport directories from printing locations to our distributors by truck and rail on a publication-by-publication basis using numerous different carriers.

•             Distribution.  We deliver our directories to residences and businesses in the geographical areas for which we produce directories. We use several vendors to distribute our directories. Depending on the circulation and size of the directory, distribution typically ranges from three to eight weeks.  We utilize GPS technology to help ensure and track the accuracy of the delivery of our directories.

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

We manage the collection of our accounts receivable by conducting initial credit checks of new clients (under certain circumstances) and, in some instances, requiring personal guarantees from business owners.  When applicable, based on our credit policy, we use both internal and external data to decide whether to sell to a prospective client. In some cases, we may also require the client to prepay part or all of the amount of its order. Beyond efforts to assess credit risk, we employ collection strategies using an integrated system of internal, external and automated means to engage with clients concerning payment obligations.

For 2010, bad debt expense represented 5.2% of the Company’s net revenue, a decrease from 9.1% in 2009.

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

As the official publisher of print directories in the markets in which we use the brand of the local exchange carrier, we believe we have an advantage over our independent competitors due to the strong awareness of the local exchange carrier brands, higher usage of our directories by consumers and our long-term relationships with our clients. Under the non-competition agreements, the local exchange carriers generally agreed that they will not publish tangible or digital (excluding Internet) media directory products consisting principally of listings and classified advertisements of subscribers in the markets in which they are the incumbent local exchange carrier through 2036, as long as we meet our obligations under the publishing agreement in those markets.

We have competed with other directory publishers for decades and in some markets have had as many as eight different print yellow pages competitors in a market at one time.  We have competition in over 95% of our markets. Historically, much of this competition was from small publishers that had minimal impact on our performance. However, over the past decade, Yellowbook and several other regional competitors have become far more aggressive and have expanded their businesses.  Our largest competitor is Yellowbook, which competes in most of our incumbent markets nationwide.

We believe that we are maintaining our leading market position in our incumbent markets, relative to our print directories, measured both in terms of usage and advertising revenue. We believe that we have countered our competitors’ pricing strategies with differentiated offerings that address our clients’ advertising needs and programs that provide clients with a competitive cost per reference.

We also compete for advertising sales with other new media. The Internet has become increasingly accessible as an advertising medium for businesses of all sizes. Further, the use of the Internet, including as a means to transact commerce through wireless devices, has resulted in new technologies and services that compete with our traditional media and services. Through Superpages.com, and the Superpages.com network, we compete with the Internet yellow pages directories of other directory publishers, such as Yellowpages.com, as well as other Internet sites that provide classified directory information, such as Citysearch.com.  We also compete with search engines and portals, such as Google, Yahoo!, Bing and AT&T, some of which have entered into commercial agreements with us or with other major directory publishers.

Patents, Trademarks and Licenses

We own or have rights to various copyrights, patents, patent applications, trademarks, service marks and Internet domain names in the United States and other countries, including, but not limited to, SuperMedia®, Superpages®, SuperWhitePages®, Verizon® Yellow Pages, Verizon® White Pages, FairPoint® Yellow Pages, frontier® Yellow Pages, Superpages.com®, LocalSearch.comSM, Everycarlisted.comSM, the Everycarlisted.com logo, SuperpagesMobile®, SuperGuaranteeSM, the SuperGuarantee shield, SuperGuarantee Autos®, SuperpagesDirect®, and InceptorSM.

Employees

As of December 31, 2010, we had approximately 4,400 employees, of which approximately 1,100 or 25%, were represented by unions.  During 2010, all SuperMedia collective bargaining agreements were in full force and effect.  None of the collective bargaining agreements expired during 2010.

For the years ended December 31, 2010 and 2009, organization and market initiatives to improve ongoing operational efficiencies led to the severance of approximately 660 and 530 employees, respectively.  Severance payments to these severed employees were $7 million and $9 million, respectively, for the years ended December 31, 2010 and 2009.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our consolidated financial statements included in this report.

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

Executive Officers of the Registrant

The table below sets forth information about our executive officers as of February 24, 2011:

Name	Position
Peter J. McDonald	President and Chief Executive Officer
Frank P. Gatto	Executive Vice President — Operations
Del Humenik	Executive Vice President Sales — East
Samuel D. Jones	Executive Vice President — Chief Financial Officer and Treasurer
Georgia R. Scaife	Executive Vice President — Human Resources and Employee Administration
Cody Wilbanks	Executive Vice President — General Counsel and Secretary
Sandra Crawford Williamson	Executive Vice President and Chief Marketing Officer

Peter J. McDonald, age 60, has been the Company’s President and Chief Executive Officer and has served as a director of the Company since December 9, 2010.  From October 4, 2010 until December 9, 2010, Mr. McDonald served as the Company’s Interim Chief Executive Officer.  Prior to joining the Company, Mr. McDonald held various positions at R.H. Donnelley Corporation (now known as Dex One Corporation), including President and Chief Operating Officer from October 2004 through September 2008. Prior to that, Mr. McDonald served as Senior Vice President and President of Donnelley Media from September 2002. Mr. McDonald was a director of R.H. Donnelley between May 2001 and September 2002. Previously, Mr. McDonald served as President and Chief Executive Officer of SBC Directory Operations, a publisher of yellow pages directories, from October 1999 to April 2000. He was President and Chief Executive Officer of Ameritech Publishing’s yellow pages business from 1994 to 1999, when Ameritech was acquired by SBC. Prior to that, Mr. McDonald was President and Chief Executive Officer of DonTech and served in a variety of sales positions at R.H. Donnelley, after beginning his career at National Telephone Directory Corporation. He is also a past Vice Chairman of the Yellow Pages Association.

Frank P. Gatto, age 56, has been Executive Vice President — Operations since January 2008 with responsibility for the Company’s operations, including sales support operations, client care, billing and collections, printing management, publishing, distribution and information technology.  He served as acting Chief Executive Officer from February 2008 through May 2008.  Prior to his current position, he served as President of the Northeast region from June 2005.  Mr. Gatto also served as Senior Vice President — Operations from September 2001 to June 2005.  Before joining the Company, he served as Vice President — Finance and Chief Financial Officer of the Puerto Rico Telephone Company from September 1999 to September 2001.

Del Humenik, age 50, has been Executive Vice President Sales — East since November 2010 with responsibility for managing sales operations for the Company in the eastern United States.  He previously served as Senior Vice President — Sales and Marketing for Paychex Inc. from September 2009 to November 2010.  Prior to his role at Paychex Inc., Mr. Humenick served as Senior Vice President and General Manager for R.H. Donnelly Corporation from May 2004 to December 2008.  Prior to 2004, he was employed by the Company’s predecessor companies for nearly 20 years, holding various sales management and executive positions.

Samuel D. Jones, age 48, has been Executive Vice President — Chief Financial Officer and Treasurer since September 2008.  Mr. Jones is responsible for the Company’s financial operations and is also the primary liaison with the investment community, responsible for developing and executing investor relations programs; providing strategic communications with shareholders, both institutional and individual; and leading the mergers and acquisitions team.  He served as acting Chief Financial Officer and Treasurer from November 2007 to September 2008. Mr. Jones also served as Senior Vice President — Investor Relations from November 2006 to October 2007. In addition, he served as our Executive Director — Financial Planning and Analysis from June 2002 to October 2006.  Prior to holding that position, Mr. Jones served as Executive Director — International Sales and Operations from June 2000 to May 2002.

Georgia R. Scaife, age 61, has been Executive Vice President — Human Resources and Employee Administration since February 2008 with responsibility for the Company’s human resources and employee communications.  She served as Senior Vice President — Human Resources from November 2006 to February 2008, and was Vice President — Human Resources from October 2003 to October 2006.  Prior to joining our Company, Ms. Scaife was Vice President — Staffing Services for Verizon Communications Inc. from June 2001 to October 2003.  Prior to that, she served as Vice President — Human Resources for the Puerto Rico Telephone Company.

Cody Wilbanks, age 57, has been Corporate Secretary since August 2008 and Executive Vice President — General Counsel since September 2008.  In addition, he served as acting Executive Vice President — General Counsel from April 2008 through August 2008.  Mr. Wilbanks has responsibility for the Company’s legal, compliance and security functions.  He also served as Vice President, Associate General Counsel — Commercial Operations from November 2006 to March 2008.  From February 1987 through November 2006, Mr. Wilbanks was employed by Verizon Communications Inc. and its predecessor GTE Incorporated, in the legal departments of various business units.

Sandra Crawford Williamson, age 43, has served as the Chief Marketing Officer since April 2010 responsible for driving market strategy, advertising and marketing communications.  She previously served as founder and Chief Executive Officer of Crawford Consulting, specializing in brand and sales strategy development, strategic business planning, global business development and new market penetration from 2009 to 2010.  Ms. Williamson also served as Chief Operating Officer and Chief Global Officers for True.com, one of the world’s preeminent online relationship services from 2004 to 2009.  From 2000 to 2004, she served as President and General Manager at ZAPF Creation, a Germany-based toy company, where she guided the creation of a subsidiary for The Americas.  Prior to joining ZAPF Creation, Ms. Williamson served as Vice President Marketing and Sales at Universal Studios from 1998 to 2000.  Ms. Williamson also held management positions with Nabisco, Incorporated, The Coca-Cola Company and The Procter & Gamble Distributing Company earlier in her career.

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

In connection with the Chapter 11 reorganization, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court administering the Chapter 11 reorganization, the feasibility of the Amended Plan and the ability of the Debtors to continue operations upon emergence from bankruptcy. As part of the disclosure statement approved by the Bankruptcy Court, the projections reflected numerous assumptions concerning anticipated future performance and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize.  Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks.  Our actual results will vary from those contemplated by the projections for a variety of reasons.  The projections have not been incorporated by reference into this report and neither these projections nor any version of the disclosure statement should be considered or relied upon in connection with the purchase of our common stock.

Because our consolidated financial statements for the year ended December 31, 2010 reflect the impact of fresh start accounting adjustments made upon emergence from bankruptcy, our financial statements for the year ended December 31, 2010 will not be comparable to either prior periods or future periods.

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

At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero, which had a significant non-cash impact on our 2010 operating results.  As a result, approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) and $213 million of deferred directory costs were not recognized in our 2010 consolidated statement of operations which would have otherwise been recorded by the Predecessor Company.  In addition, our 2010 operating results were significantly impacted by the exclusion of approximately $61 million of bad debt expense due to the exclusion of revenue associated with the implementation of fresh start accounting at December 31, 2009 that would have been recognized by our Predecessor Company.  These non-cash fresh start adjustments impact only our 2010 consolidated statement of operations and do not affect future years’ results.  Likewise, these non-cash fresh start adjustments did not affect cash flows as client billing and collection activities remained unchanged.

In addition, at December 31, 2009, the fair values of certain intangible assets were increased in connection with the Company’s adoption of fresh start accounting in the amount of $555 million, resulting in an increase of amortization expense in 2010 of $111 million, which would not have been recorded by the Predecessor Company.

Finally, on December 31, 2009, goodwill of $1,707 million was recorded in connection with the Company’s adoption of fresh start accounting.

Therefore our future statements of financial position and statements of operations will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to our adoption of fresh start accounting and prior to accounting for the effects of the reorganization. The lack of comparable historical information may discourage investors from purchasing our common stock.  Additionally, the financial performance included in this Annual Report on Form 10-K will not be indicative of future financial performance.

We may be subject to claims that were not discharged in the Chapter 11 cases, which could have a material adverse effect on our results of operations and cash flow.

The Company filed for protection under Chapter 11 of the Bankruptcy Code on March 31, 2009.  The Court confirmed the Company’s Amended Plan on December 22, 2009 and the Company emerged from Chapter 11 on December 31, 2009, the Effective Date of the Amended Plan.  The nature of our business occasionally subjects us to litigation. Although the majority of the material claims against us that arose prior to the Petition Date were resolved under the Amended Plan, certain claims unaffected by the Amended Plan, as well as claims related to alleged acts that occurred after the Petition Date, have not been resolved.  With few exceptions, all claims that arose prior to the Petition Date and before confirmation of the Amended Plan (i) are subject to compromise and/or treatment under the Amended Plan or (ii) were discharged in accordance with the Bankruptcy Code and the terms of the Amended Plan.  The ultimate resolution of such unresolved claims may have a material adverse effect on our results of operations.

Risks Related to Our Business and our Financial Condition

Since we have renegotiated higher interest rates in exchange for the reduction of our total outstanding debt, our interest expense has increased relative to the amount of outstanding debt.

On the Effective Date, the Company entered into the Loan Agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans, which were issued on the Effective Date in partial satisfaction of the amounts outstanding under the Company’s pre-petition senior secured credit facility.  The new senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the prime rate (ABR) plus an Applicable Margin, or (ii) adjusted LIBOR plus an Applicable Margin.  The Applicable Margin is 7.00% for loans with interest rates determined by reference to the ABR and 8.00% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have a floor interest rate of 4.0% in the case of ABR and 3.0% in the case of LIBOR. As long as interest rates remain at or below 4.0% for ABR and 3.0% for LIBOR, our minimum effective interest rate will be 11.0%. As a result of the increased interest rates for our secured bank debt, our interest expense has increased relative to the amount of outstanding debt.  During 2010, our total debt was reduced from $2,750 million to $2,171 million in senior secured term loan debt as the result of debt repayments.

Circumstances may arise which might cause us to conclude that we are overleveraged, which could have significant negative consequences.

As of December 31, 2010, we had total indebtedness under our Loan Agreement of approximately $2,171 million.  Circumstances may arise which might cause us to conclude that we are overleveraged, which could have significant negative consequences, including:

•                  we may be vulnerable to a downturn in the markets in which we operate or a downturn in the economy in general;

•                  we may be required to dedicate a substantial portion of our cash flow from operations to fund working capital, capital expenditures, and other general corporate requirements;

•                  we may be vulnerable to or limited in our flexibility to plan for, or react to, changes in our business or the industry in which we operate or the entry of new competitors into our markets;

•                  we may be placed at a competitive disadvantage compared to our competitors that have less debt, including with respect to implementing effective pricing and promotional programs; and

•                  we may be limited in borrowing additional funds.

In addition, our debt bears interest at variable rates.  If market interest rates increase above certain specified floors, the interest rate on our variable-rate debt will increase and will create higher debt service requirements, which would adversely affect our business, financial condition, results of operations and cash flow. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.  The covenants in the Loan Agreement, as amended, may restrict our flexibility.  Such covenants may place restrictions on our ability to incur additional indebtedness; pay dividends and make other payments or investments; sell assets; make capital expenditures; engage in certain mergers and acquisitions; and refinance existing indebtedness.  Additionally, there may be factors beyond our control that could affect our ability to meet debt service requirements.  Our ability to meet debt service requirements will depend on our future performance and our ability to sustain sales conditions in the markets in which we operate, the economy generally, and other factors that are beyond our control.  We can provide no assurance that our businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity.  We cannot make assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.  If we are unable to make mandatory debt payments or comply with the other provisions of our debt instruments, our lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.

There can be no assurance that cash flow from operations will continue to be sufficient to meet our long-term working capital needs.

We expect to meet our working capital needs through existing cash balances and cash flow from future operations. However, in the future, we may require additional funds to satisfy our operating expenses and other working capital needs. There can be no assurances that we will have timely access to additional financing sources, or that such access will be on acceptable terms. Furthermore, failure to secure necessary capital could restrict our ability to operate and further develop our business.

Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs is restricted under the terms of the Loan Agreement, as amended. Except for equity offerings used to finance certain investments, half of any net cash proceeds of equity offerings must be used to prepay our obligations under the Loan Agreement, as amended. If we incur additional indebtedness to fund our operations or for any other reason, our business, prospects, financial condition, results of operations and cash flows are likely to be materially and adversely affected.

The terms of our indebtedness impose restrictions on us that may affect our ability to successfully operate our business.

Our Loan Agreement, as amended, contains covenants that, among other things, will place restrictions on our operations and use of cash, including, without limitation, restrictions on our ability to make capital expenditures, acquire or sell businesses and assets, incur additional indebtedness, issue capital stock, create liens, redeem or repurchase debt, enter new lines of business and pay dividends.  Events beyond our control could affect our ability to comply with these restrictions and covenants.  In addition, our Loan Agreement, as amended, requires us to meet a number of financial ratios and tests.  Noncompliance with these covenants could materially and adversely affect our ability to finance our operations or capital needs and to engage in other business activities that may be in our best interest and may also restrict our ability to expand or pursue our business strategies.  We may not be able to comply with all of our covenants and obligations in our debt instruments.  Failure to comply with any of these restrictions, including financial covenants, would result in a default under the Loan Agreement, as amended.

Our revenue and advertising sales have declined and may continue to decline.

Our revenue and advertising sales have continued to decline due to competition from other advertising media and weak economic conditions.  For the years ended December 31, 2010 and 2009, our advertising sales declined 17.2% and 18.8% compared to the same periods in 2009 and 2008, respectively.

We face widespread competition from other print directory publishers and other traditional and new media. This competition may reduce our market share or materially adversely affect our financial performance.

The directory advertising industry in the United States is highly competitive. Independent publishers with which we compete include, but are not limited to, Yellowbook (the U.S. business of Yell Group), Valley Yellow Pages and White Directory Publishing Inc. We compete with Yellowbook in the majority of our incumbent markets.  The incumbent publishers with which we compete include, but are not limited to, AT&T and Dex One.

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

We also compete for advertising sales with other new media. The Internet has become increasingly accessible as an advertising medium for businesses of all sizes. Further, the use of the Internet, including as a means to transact commerce through wireless devices, has resulted in new technologies and services that compete with traditional advertising media. Through Superpages.com and the Superpages.com network, we compete with the Internet yellow pages directories of other publishers, such as Yellowpages.com, as well as other Internet sites that provide classified directory information, such as Citysearch.com.  We also compete with search engines and portals, such as Google, Yahoo!, Bing and AT&T, some of which have entered into commercial agreements with us or with other major directory publishers. We may not be able to compete effectively for advertising with these other companies, some of which have greater resources than we do. Our Internet strategy may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively market to small- and medium-sized local businesses.

Declining use of print yellow pages directories is adversely affecting our business.

Overall references to print yellow pages directories in the United States have declined from 14.5 billion in 2005 to 12 billion in 2009 according to the YPA Industry Usage Study. We believe this decline is primarily attributable to increased use of Internet search providers, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe the decline negatively affected the advertising sales associated with our traditional print business in 2010. Use of our print directories may continue to decline. A significant decline in usage of our print directories could:

•             impair our ability to maintain or increase advertising prices; and

•             cause businesses to reduce or discontinue purchasing advertising in our yellow pages directories.

Either or both of these factors would adversely affect our revenue and have a material adverse effect on our business, financial condition and results of operations.

Increased competition in local telephone markets could reduce the benefits of using the incumbent local exchange carriers brand name.

Advances in communications technology (including wireless devices and voice over Internet protocol) and demographic factors (including shifts from wireline telephone communications to wireless or other communications technologies) will erode the market position of telephone service providers. We believe that the use of traditional wireline carriers is declining. We believe the loss of market share by incumbent local exchange carriers in any particular local service area decreases the value of their brand name in those particular local telephone markets. As a result, we may not realize the benefits of our commercial arrangements with the incumbent local exchange carriers.

Further transfers of local exchange assets by Verizon could reduce the benefit of using the Verizon brand name.

In 2010, Verizon transferred additional exchange assets in 14 states to Frontier, and in 2008, Verizon transferred rural exchange assets in three states to FairPoint.  In connection with these transactions, the Company entered into publishing, branding and non-competition agreements with FairPoint and Frontier, respectively, and their affiliates, with terms substantially the same as those contained in the corresponding Verizon agreements.  As a result of these transactions, the Company no longer has a license to use the Verizon brand in the sold areas.  Instead, per the new branding agreements, FairPoint and Frontier have each granted us a limited right to use their respective trademarks and service marks in connection with publishing print directories in the affected service areas and to serve as the official publisher of FairPoint or Frontier print directories in the respective service areas.  Additional transfers by Verizon to third parties would further decrease the scope of the Verizon brand name and thereby potentially diminish our market share in those markets.

Our business and financial condition would be adversely affected by a prolonged economic downturn and other external events.

Substantially all of our revenue is derived from the sale of advertising.  Expenditures by advertising clients are sensitive to economic conditions and tend to decline in a recession or other periods of economic uncertainty.  Any additional decline of this type could materially affect our business, financial condition and results of operations.

Our business is subject to the adverse economic conditions currently present in the United States, including decreased levels of business activity across many market segments, decreased advertising demand and limited credit availability. Our total operating revenue in 2010 and 2009 was negatively affected by the economic downturn.  A continuation of current economic conditions or other events that could impact purchasing patterns, such as housing market fluctuations or a terrorist attack, could have a material adverse effect on our business.

If we fail to anticipate or respond effectively to changes in technology and consumer preferences, our competitive position could be harmed.

Advances in technology will continue to bring new competitors and distribution channels to the advertising industry. As a result, our growth and future financial performance will depend on our ability to develop and market new advertising offerings and create new distribution channels, while enhancing existing offerings, services and distribution channels to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet. We may not be able to timely or successfully adapt our business to these changes in technology.

Our reliance on small- and medium-sized businesses exposes us to increased credit risks.

As of December 31, 2010, approximately 84% of our advertising revenue is derived from selling advertising to local businesses, which are generally small- and medium-sized businesses. In the ordinary course of our directory operations, we bill most of these clients over the life of the directory. Full collection of delinquent accounts can take many months or may never occur. Small- and medium-sized businesses tend to have fewer financial resources and higher rates of failure than larger businesses, in particular during periods of economic downturn. These factors increase our exposure to delinquent or non-collectible accounts by our clients.

Our dependence on third party providers for printing, publishing and distribution services could materially affect us.

We depend on third parties to print, publish and distribute our directories. In connection with these services, we rely on the systems and services of our third party service providers, their ability to perform key functions on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform services on our behalf. There are a limited number of these providers with sufficient scale to meet our needs. A failure in the systems of one of our key third party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.

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

Paper is the principal raw material we use to produce our print directories. The paper we use is provided by several different suppliers. Under our agreements with these suppliers, they are obligated to provide up to 100% of the annual forecasted paper requirements in their contracts. The price of paper under these agreements is set each year based on total tonnage by supplier, paper basis weights, production capacity and market price.

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

Approximately 16% of our advertising revenue is derived from the sale of advertising to national or large regional companies, including rental car companies, insurance companies and pizza delivery companies. These companies typically purchase advertising in numerous markets. Substantially all of the revenue from these large advertisers is derived through certified marketing representatives (“CMRs”). CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in our markets and provide billing services. Our relationships with these national advertisers depend significantly on the performance of the CMRs, which we do not control. If some or all of the CMRs with whom we have existing relationships were unable or unwilling to transact business with us on acceptable terms or at all, this inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of the CMRs could harm our ability to generate revenue from national accounts and could materially adversely affect our business.

We have agreements with several major Internet search engines and portals. The termination of one or more of these agreements could adversely affect our business.

We have expanded our Internet distribution by establishing relationships with several other Internet yellow pages directory providers, portals, search engines and individual websites, which make our content easier for search engines to access and provides a greater response to general searches on the Internet. Under the terms of the agreements with these Internet providers, we place our clients’ advertisements on major search engines, which give us access to a higher volume of traffic than we could generate on our own, without relinquishing the client relationship. The search engines benefit from our local sales force and full-service capabilities for attracting and serving advertisers that might not otherwise transact business with search engines.  The termination of one or more of our agreements with major search engines could adversely affect our business.

Increased regulation regarding information technology could lead to increased costs.

As the Internet industry develops, the provision of Internet services and the commercial use of the Internet and Internet-related applications may become subject to greater regulation. Regulation of the Internet and Internet-related services is still developing, both by new laws and government regulation, and also by industry self-regulation. If our regulatory environment becomes more restrictive, including by increased Internet regulation, our profitability could decrease.

A portion of our employees are union-represented. Our business could be adversely affected by future labor negotiations and our ability to maintain good relations with our unionized employees.

As of December 31, 2010, approximately 1,100, or 25% of our employees, were represented by unions. In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slow-downs involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

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

The loss of a significant number of experienced media consultants would likely result in fewer sales and could materially adversely affect our business. The turnover rate of our media consultants is generally higher than that of our other employees. A majority of the attrition of our media consultants occurs with employees with less than two years experience. We expend substantial resources and management time on identifying and training our media consultants. Our ability to attract and retain qualified sales personnel depends on numerous factors outside of our control, including conditions in the local employment markets in which we operate. A substantial decrease in the number of media consultants could have a material adverse effect on our business, financial condition and results of operation.

The loss of important intellectual property rights could adversely affect our results of operations and future prospects.

Various trademarks and other intellectual property rights are key to our business. We rely upon a combination of trademark and copyright laws as well as contractual arrangements to protect our intellectual property rights. We may be required to bring lawsuits against third parties to protect our intellectual property rights. Similarly, we may be party to proceedings by third parties challenging our rights. Lawsuits brought by us may not be successful, or we may be found to infringe the intellectual property rights of others. As the commercial use of the Internet further expands, it may be more difficult to protect our trade names, including Superpages.com, from domain name infringement or to prevent others from using Internet domain names that associate their businesses with ours. In the past, we have received claims of material infringement of intellectual property rights. Related lawsuits, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Further, the loss of important trademarks or other intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.

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

Risks Related to Agreements with Local Exchange Carriers

The loss of any of our key agreements with Verizon, Frontier and FairPoint could have a material adverse effect on our business.

We entered into several agreements with Verizon, Frontier and FairPoint, including publishing agreements, branding agreements and non-competition agreements. We believe that acting as the official publisher of directories provides us with a competitive advantage in those markets. Under the branding agreements, we are granted a limited right to use certain trademarks in connection with publishing certain print directories and identify ourselves as the official print directory publisher. Under the non-competition agreements, Verizon, Frontier and FairPoint generally agreed not to publish tangible or digital (excluding Internet) media directories consisting principally of wireline listings and classified advertisements of subscribers in the markets in which we are the directory publisher.

Each of these agreements has an initial term of 30 years from the date of the spin-off from Verizon, subject to certain early termination rights. These agreements may be terminated by the local exchange carrier prior to the stated term under specified circumstances, some of which are beyond our reasonable control or could require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the applicable agreement. Each of these agreements has a cross-default provision, so that a termination under any of the agreements with Verizon, FairPoint or Frontier may result in a partial or complete termination of rights under any of the other agreements with such party. It is possible that these agreements will not remain in place for their full stated term or that we may be unable to avoid all potential breaches or defaults of these agreements.

Limitations on our use of brand names could adversely affect our business and profitability.

We have entered into brand agreements with Verizon, Frontier and FairPoint. These agreements grant us a limited right to use certain brand names and trademarks in connection with publishing certain print directories and identify ourselves as the official print directory publisher in their markets. Our right to use brand names is subject to our compliance with the terms and conditions of the branding agreement and the publishing agreement.

Regulatory obligations requiring incumbent local exchange carriers to publish white pages directories in its incumbent markets may change over time, which may increase our future operating costs.

Regulations established by state public utilities commissions typically require incumbent local exchange carriers to publish and distribute white pages directories of certain residences and businesses that order or receive local telephone service from the carriers. These regulations also require an incumbent carrier, in specified cases, to include information relating to the provision of telephone service provided by the incumbent carrier and other carriers in the service area, as well as information relating to local and state governmental agencies. The costs of publishing, printing and distributing the directories are included in our operating expenses.

Under the terms of our publishing agreements with Verizon, Frontier and FairPoint, we are required to perform their regulatory obligation to publish white pages directories in the markets in which we are the directory publisher. If any additional legal requirements are imposed with respect to this obligation, we would be obligated to comply with these requirements on behalf of Verizon, Frontier and FairPoint, even if this were to increase our operating costs. Our results of operations relative to competing directory publishers that do not have those obligations could be adversely affected if we were not able to increase our revenue to cover any of these unreimbursed compliance costs.

Our inability to enforce the non-competition agreements with Verizon, Frontier and FairPoint may impair the value of our business.

We entered into non-competition agreements with Verizon, Frontier and FairPoint pursuant to which they each agreed not to publish tangible or digital (excluding Internet) media directories consisting principally of wireline listings and classified advertisements of subscribers in the markets in which we are the publisher of their directories. However, under applicable law, a covenant not to compete is only enforceable:

•             to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•             if it does not unreasonably restrain the party against whom enforcement is sought; and

•             if it is not contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict whether, or to what extent, a court would enforce covenants not to compete against us during the term of the non-competition agreements. If a court were to determine that the non-competition agreement is unenforceable, they could compete directly against us in the previously restricted markets. Our inability to enforce the non-competition agreements could have a material adverse effect on our financial condition or results of operations.

Risks Related to Our Common Stock and Holders of Senior Secured Term Loans

There is limited history of trading of our common stock and market pricing of our common stock could be volatile.

Our New Common Stock has only traded since January 2010.  The liquidity of any market for our common stock will depend, among other things, upon the number of holders of our common stock and on our financial performance.  The market price for our common stock has been volatile in the past, and the price of our common stock could continue to fluctuate substantially in the future.  Factors that could affect the price of our common stock in the future include general conditions in our industry, prevailing interest rates, markets for similar securities and our financial performance and investor expectations for our financial performance.

Our common stock could be subject to future dilution and, as a result, could decline in value.

The ownership percentage represented by common stock distributed on the Effective Date under the Amended Plan will be subject to dilution in the event that (i) common stock is issued pursuant to the Long-Term Incentive Plan, including issuances upon the exercise of options, and (ii) any other shares of common stock are issued post-emergence.  In the future, similar to all companies, additional equity financings or other share issuances by us could adversely affect the market price of our common stock.  Sales by existing holders of a large number of shares of our common stock in the public market, or the perception that additional sales could occur, could cause the market price of our common stock to decline.

Dividends are not expected to be paid with respect to our common stock for the foreseeable future.

We do not anticipate that cash dividends or other distributions will be paid with respect to our common stock in the foreseeable future.  In addition, restrictive covenants in the Loan Agreement, as amended, prohibit us from paying material amounts as cash dividends to our stockholders as a class.

Anti-takeover provisions in our certificate of incorporation and bylaws and certain provisions of Delaware law could delay or prevent a change of control that may be favored by some stockholders.

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

In addition, several of our agreements with local exchange carriers require their consent to any assignment by us of our rights and obligations under the agreements. The consent rights in these agreements might discourage, delay or prevent a transaction that a stockholder may consider favorable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our property mainly consists of land and buildings. Our corporate headquarters is located in D/FW Airport, Texas, and is leased from Verizon. We lease a majority of our facilities. We believe that our existing facilities are in good working condition and are suitable for their intended purposes.

The following is a list of our facilities with at least 100,000 square feet. These facilities are administrative facilities, except for the Martinsburg, West Virginia facility, which is a warehouse/distribution center:

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

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material adverse effect on its statement of operations.

In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges.  The proposed assessment relates to the audit period March 1998 through May 2005. On May 5, 2008, the State of New York issued a notice of determination to the Company for approximately $28 million. The Company filed its response on July 25, 2008.  On October 1, 2009, the State of New York issued another notice of determination for sales and use tax for the period June 2005 to June 2009, for approximately $26 million. The tax allegedly due as asserted by the State is related to sales and use tax on printing and mailing charges. The Company filed its response asserting its disagreement with the second notice of determination.  The State of New York also sent individual notices of determination to past and current Company officers.  The Company filed its response to those individual notices as well.  On October 4, 2010, the bankruptcy court signed an agreed order settling and disposing all tax claims against the Company and its officers for all the tax periods prior to December 31, 2009, in return for two allowed claims in favor of the State of New York that have been handled in the bankruptcy administration.

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not against the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of the Company’s current officers (but not against the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008 and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District and a lead plaintiff and lead plaintiffs’ attorney have been selected (the “Buettgen” case).  On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint.  On August 11, 2010, in a one line order without an opinion, the Court denied the Company’s motion to dismiss.  Subsequently, the Court entered a scheduling order setting out a timetable for proceedings to consider class certification and administratively closing the case. The plaintiffs have filed their class certification motion and the Company filed its opposition on January 14, 2011.  The Company believes plaintiff’s claims are without merit and plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case).  The Corwin case generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 10, 2010, the court in the Buettgen case granted the Company’s motion staying the discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act.  After the adverse decision in the Buettgen case, the parties agreed to a scheduling order consistent with the prior Buettgen stay order.  The Company believes plaintiff’s claims are without merit and plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon employee benefits committee and pension plans and the Company employee benefits committee (the “EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under ERISA; that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the Court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company’s EBC relating to the production of documents and statutory penalties for failure to produce same.  The only claims remaining against the Company are procedural ERISA claims against the Company’s EBC.  On November 1, 2010, the Company’s EBC filed its answer to the complaint.  On November 4, 2010, the Company’s EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC.  The plaintiffs have moved for class certification against the Verizon defendants.

On December 10, 2009, a former employee with a history of litigation against the Company filed a class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company’s EBC.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA of the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  The briefing on the motion is complete and the Company awaits the order of the Court. The Company believes plaintiff’s claims are without merit and plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2010, no matters were submitted to a vote of stockholders.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

On December 31, 2009, the Company issued 14,996,952 shares of New Common Stock of the reorganized company, and 3,061 shares of New Common Stock were reserved for future issuance in respect of claims and interests filed, pending the determination of this allowed portion of any disputed general unsecured claims.  Our New Common Stock was approved for listing and began trading on the NASDAQ Global Market on January 6, 2010 under the ticker “SPMD.”  As of February 21, 2011, there were approximately 106 stockholders of record of our New Common Stock.

Effective January 3, 2011, our common stock was listed on the NASDAQ Global Select Market. The Company received notification from the NASDAQ Stock Market that as part of the exchange’s annual review of Global Market issuers, the Company had met the listing requirements of the Global Select Market.

Prior to December 31, 2009, our pre-emergence common stock was quoted over-the-counter on the Pink OTC Markets Inc. under the symbol “IDAR” for the period beginning November 21, 2008 through December 31, 2009.

The following table sets forth the reported high and low sales prices for our common stock for the period for each quarter of 2010:

	Successor Company
	High	Low	Per Share Cash Dividend
2010
Fourth Quarter	$10.86	$4.52	$—
Third Quarter	21.10	9.05	—
Second Quarter	46.90	18.29	—
First Quarter	44.45	34.04	—

The table below also sets forth the reported high and low sales prices for our pre-emergence common stock traded over-the-counter for the period for each quarter of 2009:

	Predecessor Company
	High	Low	Per Share Cash Dividend
2009
Fourth Quarter	$0.03	$0.01	$—
Third Quarter	0.05	0.02	—
Second Quarter	0.07	0.03	—
First Quarter	0.12	0.04	—

Dividends

We did not pay any quarterly cash dividends in 2010.  We do not expect to pay dividends in 2011.

Our Loan Agreement, as amended, prohibits us from paying material amounts as cash dividends to our stockholders as a class.  Future dividends will only be paid in compliance with the terms of our Loan Agreement, as permitted by applicable law and declared by our Board of Directors.

Share Repurchases

The following table provides information about shares acquired from employees during the fourth quarter of 2010 as payment of withholding taxes in connection with the vesting of restricted stock:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	28,795	$7.23	—	—
November 1 – November 30	—	—	—	—
December 1 - December 31	—	—	—	—
Total	28,795	$7.23	—	—

Equity Compensation Plan Information

As of December 31, 2010, the Successor Company’s long-term incentive plan was the only equity compensation plan under which securities of the Company were authorized for issuance.  The long-term incentive plan was approved by the bankruptcy court in connection with the emergence from bankruptcy.

The following table sets forth information as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	—	—	—
Equity compensation plans not approved by stockholders	150,000	$7.25	844,923
Total	150,000	$7.25	844,923

Stockholder Return Performance Graph

The following performance graph compares the cumulative total stockholder return on our New Common Stock with the Russell 2000 Index and a peer group selected by us, assuming an initial investment of $100 on January 6, 2010, the first day of trading of our New Common Stock, and the reinvestment of all dividends, if any.

Our Company is not included in an identifiable peer group. We selected our peer group based on revenues, net income and enterprise value, which comprises market capitalization and total debt, and focused on public companies largely comprising advertiser-supported media. Our peer group includes Gannett Co. Inc., The Washington Post Company, AOL Inc., The New York Times Company, Valassis Communications, Inc., Dex One Corporation, The McClatchy Company, IAC/InteractiveCorp., GSI Commerce Inc., Harte Hanks Inc., Lee Enterprises, Inc., The E.W. Scripps Company, Media General, Inc., A.H. Belo Corporation and Valueclick Inc.

Comparison of Cumulative Stockholder Return

Return on $100 Investment

	01/06/10	03/31/10	06/30/10	09/30/10	12/31/10
SuperMedia	$100.00	$99.22	$44.61	$25.78	$21.24
Russell 2000 Index	100.00	106.57	96.23	106.81	123.72
Peer Group	100.00	105.01	95.54	94.40	104.45

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

At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero, which had a significant non-cash impact on our 2010 operating results.  As a result, approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) and $213 million of deferred directory costs were not recognized in our 2010 consolidated statement of operations which would have otherwise been recorded by the Predecessor Company.  In addition, our 2010 operating results were significantly impacted by the exclusion of approximately $61 million of bad debt expense due to the exclusion of revenue associated with the implementation of fresh start accounting at December 31, 2009 that would have been recognized by our

Predecessor Company.  These non-cash fresh start adjustments impact only our 2010 consolidated statement of operations and do not affect future years’ results.  Likewise, these non-cash fresh start adjustments did not affect cash flows as client billing and collection activities remained unchanged.

In addition, at December 31, 2009, the fair values of certain intangible assets were increased in connection with the Company’s adoption of fresh start accounting in the amount of $555 million, resulting in an increase of amortization expense in 2010 of $111 million, which would not have been recorded by the Predecessor Company.

Finally, on December 31, 2009, goodwill of $1,707 million was recorded in connection with the Company’s adoption of fresh start accounting.

	Successor Company	Predecessor Company
	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per share amounts)
Operating revenue	$1,176	$2,512	$2,973	$3,189	$3,221
Operating income (loss) (1) (5)	(96)	741	926	1,343	1,347
Net income (loss) (1) (4) (5) (6)	(196)	8,257	183	429	787
Basic and diluted earnings (loss) per common share (2) (4)	(13.04)	56.32	1.25	2.94	5.40
Cash dividends declared per common share	—	—	0.3425	1.37	—

	Successor Company		Predecessor Company
	As of December 31,
	2010	2009	2008	2007	2006
	(in millions)
Total assets (1) (4)	$2,926	$3,834	$1,815	$1,667	$1,415
Current maturities of long-term debt (3)	—	—	9,267	48	48
Long-term debt (3) (4)	2,171	2,750	—	9,020	9,067
Stockholders’ equity (deficit) (4)	(30)	200	(8,491)	(8,600)	(8,754)

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

(2)

The number of shares issued in connection with the spin-off on November 17, 2006, was approximately 146 million. For basic and diluted earnings per share calculations, it was assumed that approximately 146 million shares were outstanding for all periods prior to 2007. No additional shares were issued through December 31, 2006. Approximately 15 million shares were outstanding for 2010. Equity based awards granted in 2009, 2008 and 2007 had no material impact on the calculation of diluted earnings per share.

(3)

In connection with our spin-off on November 17, 2006, we incurred $9,115 million in long-term debt. Due to the potential events of default resulting from noncompliance with certain covenants in the Company’s debt agreements and the Company’s expectation to restructure its capitalization under federal bankruptcy laws, our total outstanding debt of $9,267 million was classified as current maturities of long-term as of December 31, 2008. Upon emergence from bankruptcy, our total outstanding debt of $2,750 million was classified as long-term. For additional information on debt obligations, see Note 7 to our consolidated financial statements included in this report.

(4)

During 2009 the Company entered and emerged from Chapter 11 Bankruptcy. For the year ended December 31, 2009, we recorded total reorganization item gains of $8,035 million in the consolidated statements of operations. Additionally, goodwill of $1,707 million was recorded in 2009 in connection with the Company’s adoption of fresh start accounting and represents the excess of the reorganization value of SuperMedia over the fair value of specific tangible and intangible assets, net of liabilities. For additional information, see Note 3 to the consolidated financial statements included in this report.

(5)	During 2010, the Company recorded $40 million of reduced operating expenses related to the favorable non-recurring, non-cash resolution of state operating tax claims.

(6)	During 2010, the Company recorded a pre-tax gain of $76 million related to the early extinguishment of a portion of our senior secured term loans.

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

Overview

SuperMedia Inc. and its subsidiaries (collectively, “SuperMedia,” “We,” “Our,” “Us,” “Successor” or the “Company”) is one of the largest yellow pages directories publishers in the United States as measured by revenue, and we also offer online advertising solutions.  On December 31, 2009, the Company emerged from bankruptcy and changed its name to SuperMedia.  SuperMedia is the successor company to Idearc Inc. (collectively, “Idearc” or “Predecessor”), which filed for Chapter 11 protection under the United States Bankruptcy Code (the “Bankruptcy Code”) in March 2009.  The terms “SuperMedia”, “We,” “Our,” “Us” and “the Company,” when used in this report with respect to the period prior to SuperMedia’s emergence from bankruptcy, are references to Idearc and when used with respect to the period commencing after SuperMedia’s emergence, are references to SuperMedia. These references include the subsidiaries of SuperMedia Inc. or Idearc Inc.

SuperMedia sells advertising solutions to our clients and places their advertising into our portfolio of advertising media.  Our advertising media include Superpages directories, Superpages.com, our online local search resource, the Superpages.com network, an online advertising network, Superpages direct mailers, and Superpages mobile, our information directory for wireless subscribers. In 2009, the Company introduced to our clients and consumers a marketing program called SuperGuarantee. The SuperGuarantee program is a consumer focused program designed to make it easier and faster for consumers to find businesses they trust.

We are the official publisher of Verizon Communications Inc. (“Verizon”) print directories in the markets in which Verizon is currently the incumbent local telephone exchange carrier. We use the Verizon brand on our print directories in these and other specified markets. We also have a number of agreements with FairPoint Communications, Inc. (“FairPoint”) in connection with the transfer by Verizon to FairPoint of certain local telephone exchange assets in Maine, New Hampshire and Vermont.  These agreements included a publishing agreement, a branding agreement, and a non-competition agreement, each of which has a term expiring in 2036.

On July 1, 2010, Verizon completed the sale to Frontier Communications Corporation (“Frontier”) of its local telephone exchange assets in 14 states, including Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia, Wisconsin, and a small number of local telephone exchanges in California, including those bordering Arizona, Nevada and Oregon. In accordance with the terms of our commercial agreements with Verizon, Frontier has entered into publishing, branding and non-competition agreements with the Company on substantially the same terms for these local telephone exchanges, each of which has a term expiring in 2036.

At December 31, 2010, we had approximately 4,400 employees.  Of our total employees, approximately 1,100 employees, or 25%, were represented by unions.

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

Chapter 11 Bankruptcy and Emergence from Bankruptcy

On March 31, 2009 (the “Petition Date”), Idearc and its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).  On May 15, 2009, the Company submitted a joint plan of reorganization and disclosure statement for consideration by the Bankruptcy Court and the affected creditors; on September 8, 2009, the Company filed its First Amended Joint Plan of Reorganization (the “Amended Plan”) with the Bankruptcy Court, which was later modified on November 19, 2009; on December 22, 2009, the Bankruptcy Court entered an order approving and confirming the Amended Plan; and, finally, on December 31, 2009 (the “Effective Date”), the Company emerged from bankruptcy and changed its name to SuperMedia.  As a result of SuperMedia’s emergence from Chapter 11 of the Bankruptcy Code, SuperMedia Inc. is the Successor Company to Idearc Inc.

Upon emergence from bankruptcy, the Company issued 14,996,952 shares of new common stock with a value of $200 million.

Resignation of Chief Executive Officer and Appointment of new President and Chief Executive Officer

On October 5, 2010, the Company announced that Scott W. Klein resigned as Chief Executive Officer of the Company, terminating his employment effective October 4, 2010.

On October 4, 2010, the Company appointed Peter J. McDonald as Interim Chief Executive Officer, and on December 9, 2010, he was named President and Chief Executive Officer.

In connection with the termination of Mr. Klein’s employment, the Company recorded a charge of $4 million in the consolidated statement of operations for the year ended December 31, 2010, which included severance, health benefits, financial planning and outplacement services. In addition to the aforementioned severance benefits, Mr. Klein has or will receive his accrued and unpaid salary and vacation days, a pro rata portion of his 2010 annual bonus, the remainder of his bankruptcy emergence bonus and his 79,000 shares of vested restricted stock.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Certain prior period amounts have been reclassified to conform to current period presentation.

The Company adopted the guidance on financial reporting by entities that have filed petitions with the Bankruptcy Court from March 31, 2009, the Petition Date, until emergence from Chapter 11 Bankruptcy on December 31, 2009, the Effective Date.  This guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional expenses), realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process are classified as reorganization items in the consolidated statements of operations.  The consolidated balance sheet at December 31, 2009 reflects the impact of the Amended Plan and the effects of the adoption of fresh start accounting.  The historical financial statements of Idearc (“Predecessor”) are presented separately from SuperMedia (“Successor”) results in this filing.  For additional information related to fresh start accounting, see Note 3 to our consolidated financial statements included in this report.

Impacts of Fresh Start Accounting on 2010 Results

As required by U.S. GAAP, the Company adopted fresh start accounting effective December 31, 2009. The consolidated financial statements for the periods ended prior to December 31, 2009 do not include the effect of any changes in the Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. The results of operations of the Predecessor for the year ended December 31, 2009 include one-time reorganization items with a pre-emergence gain of $6,035 million resulting from the discharge of liabilities under the Amended Plan as well as a gain of $2,469 million associated with fresh start accounting adjustments.

At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero, which has a significant non-cash impact on our 2010 operating results.  As a result, approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) and $213 million of deferred directory costs were not recognized in our 2010 consolidated statement of operations which would have otherwise been recorded by the Predecessor Company.  In addition, our 2010 operating results were significantly impacted by the exclusion of approximately $61 million of bad debt expense due to the exclusion of revenue associated with the implementation of fresh start accounting at December 31, 2009 that would have been recognized by our Predecessor Company.  These non-cash fresh start adjustments impact only our 2010 consolidated statement of operations and do not affect future years’ results.  Likewise, these non-cash fresh start adjustments did not affect cash flows as client billing and collection activities remained unchanged.

In addition, at December 31, 2009, the fair values of certain intangible assets were increased in connection with the Company’s adoption of fresh start accounting in the amount of $555 million, resulting in an increase of amortization expense in 2010 of $111 million, which would not have been recorded by the Predecessor Company.

Finally, on December 31, 2009, goodwill of $1,707 million was recorded in connection with the Company’s adoption of fresh start accounting.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Examples of significant estimates include the allowance for doubtful accounts, the recoverability and fair value determination of property, plant and equipment, allocation of purchase price on assets acquired, goodwill, intangible assets and other long-lived assets, and pension and post-employment benefit assumptions.

Restructuring

In the second quarter of 2008, the Company began implementing strategic and market exit initiatives to improve ongoing operational efficiencies and reduce total operating expenses.  During the years ended December 31, 2010, 2009 and 2008, the Company recorded $4 million, $25 million and $23 million respectively, of restructuring charges associated with its ongoing strategic and market exit initiatives, and includes pre-petition capital restructuring initiatives. These charges include severance and benefit costs which provided termination benefits for approximately 660, 530 and 570 employees in 2010, 2009 and 2008, respectively.  The Company anticipates there will be additional restructuring charges in subsequent periods.

Operating Revenue

We derive our operating revenue primarily from the sale of advertising into our diversified media, which include Superpages directories, Superpages.com, Superpages.com network and Superpages direct mailers.

We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weaker economy.  For the years ended December 31, 2010 and 2009, our advertising sales declined 17.2% and 18.8% compared to 2009 and 2008, respectively.  If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues in the future.

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

Our Internet advertising revenue is earned from two primary sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our and other local search websites, website development and website hosting for our advertisers. Revenue from fixed-fee advertising is recognized monthly over the life of the service. Performance-based advertising revenue is earned when consumers connect with our advertisers by a “click” on their Internet advertising or a phone call to their businesses. Performance-based advertising revenue is recognized when there is evidence that qualifying transactions have occurred.

Operating Expense

Operating expense is comprised of five expense categories: (1) selling, (2) cost of sales, (3) general and administrative, (4) impairments and (5) depreciation and amortization.

Selling.  Selling expense includes the sales and sales support organizations, including base salaries and sales commissions paid to our local sales force, national sales commissions paid to independent certified marketing representatives, sales training, advertising and client care expenses. Sales commissions are amortized over the average life of the directory or advertising service. All other selling costs are expensed as incurred. In 2010, selling expense of $470 million represented 36.9% of total operating expense and 40.0% of total operating revenue.

Cost of Sales.  Cost of sales includes the costs of producing and distributing print directories, direct mail and Internet local search services, including publishing operations, paper, printing, distribution, website development and Internet traffic costs, which include costs from online partners for display of our clients’ advertising. Costs directly attributable to producing print directories are amortized over the average life of a directory. These costs include paper, printing and initial distribution. All other costs are expensed as incurred. In 2010, cost of sales of $418 million represented 32.9% of total operating expense and 35.5% of total operating revenue.

General and Administrative.  General and administrative expense includes corporate management and governance functions, which are comprised of finance, human resources, real estate, legal, investor relations, billing and receivables management. In addition, general and administrative expense includes bad debt, operating taxes, insurance, stock-based compensation and other general expenses including restructuring costs. All general and administrative costs are expensed as incurred.  In 2010, general and administrative expense of $198 million represented 15.6% of total operating expense and 16.8% of total operating revenue.

Impairments. Impairments expense in 2008 includes non-cash charges of $225 million associated with the write down of intangible assets of $222 million related to Switchboard.com and $3 million related to other assets.  No impairment charges were recorded in 2010 or 2009.

Depreciation and Amortization.  Depreciation and amortization expense includes depreciation expense associated with property, plant and equipment and amortization expense associated with capitalized software and other intangible assets. In 2010, depreciation and amortization expense of $186 million represented 14.6% of total operating expense and 15.8% of total operating revenue.

Interest Expense

Interest expense, net of interest income, is primarily comprised of interest expense associated with our debt offset by interest income.  Prior years’ interest expense also includes the amortization of debt issuance costs.  In 2010, interest expense, net of interest income, of $278 million represented 23.6% of total operating revenue. As a result of our bankruptcy filing in 2009, interest expense associated with our then existing debt and interest rate swap agreements was not accrued after March 31, 2009.

Reorganization Items

Reorganization items represent amounts that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include certain expenses, realized gains and losses, and provisions for losses resulting from the reorganization.  We recorded total reorganization items associated with our bankruptcy of ($5) million (loss) in 2010 and an $8,035 million gain in 2009.  In connection with our adoption of fresh start accounting in 2009, we recorded reorganization items of $8,504 million for the year ended December 31, 2009 to recognize the gain on settlement of liabilities subject to compromise of $6,035 million, record an adjustment to goodwill of $1,631 million, write off deferred revenue and deferred directory costs of $631 million, adjust intangible assets to fair value of $555 million; offset by an adjustment to accumulated other comprehensive income of $281 million and other fresh start accounting adjustments of $67 million.  This gain was offset by charges of $424 million associated with interest rate swap derivatives and other reorganization expenses of $45 million primarily consisting of professional fees. For additional information regarding reorganization items, see Note 3 to our consolidated financial statements included in this report. Professional fees for post-emergence activities related to claim settlements, plan implementation and other transition costs attributable to the reorganization are expected to continue into 2011.

Gain on Early Extinguishment of Debt

The Company recorded a gain of $76 million related to the early extinguishment of a portion of our senior secured term loans during the year ended December 31, 2010.  We paid $185 million to prepay term loans of $264 million at 70% of par.  This resulted in a gain of $79 million, which was partially offset by $3 million in administrative fees associated with the transaction.

Provision (Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions.  Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns. In 2010, we recorded an income tax benefit of ($107) million.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth our operating results for the years ended December 31, 2010 and 2009:

	Successor Company	Predecessor Company
	2010	2009	Change	%
	(in millions, except%)
Operating revenue	$1,176	$2,512	$(1,336)	(53.2)%
Selling	470	677	(207)	(30.6)
Cost of sales (exclusive of depreciation and amortization)	418	581	(163)	(28.1)
General and administrative	198	445	(247)	(55.5)
Depreciation and amortization	186	68	118	173.5
Total operating expense	1,272	1,771	(499)	(28.2)
Operating income (loss)	(96)	741	(837)	NM
Interest expense	278	145	133	91.7
Income (loss) before reorganization items, gain on early extinguishment of debt and provision (benefit) for income taxes	(374)	596	(970)	NM
Reorganization items	(5)	8,035	(8,040)	NM
Gain on early extinguishment of debt	76	—	76	NM
Income (loss) before provision (benefit) for income taxes	(303)	8,631	(8,934)	NM
Provision (benefit) for income taxes	(107)	374	(481)	NM
Net income (loss)	$(196)	$8,257	$(8,453)	NM

Operating Revenue

Operating revenue of $1,176 million in 2010 decreased $1,336 million, or 53.2%, compared to $2,512 million in 2009. This decline was primarily due to the impacts of fresh start accounting.  Operating revenue for the year ended December 31, 2010 was significantly impacted by the exclusion of approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) due to the implementation of fresh start accounting that would have been recognized by our Predecessor Company.  The remaining decline in operating revenue was due to reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper, and radio) and a weaker economy, partially offset by the addition of new advertisers.

Operating Expense

Operating expense of $1,272 million in 2010 decreased $499 million, or 28.2%, compared to $1,771 million in 2009.  This decrease was primarily attributable to the impacts of fresh start accounting and expense reductions as described below:

Selling. Selling expense of $470 million in 2010 decreased $207 million, or 30.6%, compared to $677 million in 2009. This decrease resulted primarily from the impacts of fresh start accounting, lower employee related costs, sales commissions and reduced rents as a result of our restructuring activities. Our selling expense for the year ended December 31, 2010 was significantly impacted by the exclusion of $108 million of the amortized effect of deferred sales commissions due to our implementation of fresh start accounting that would have been recognized by our Predecessor Company.

Cost of Sales. Cost of sales of $418 million in 2010 decreased $163 million, or 28.1%, compared to $581 million in 2009. This decrease was primarily due to the impacts of fresh start accounting, lower printing and distribution costs, reduced employee related costs and reduced Internet traffic costs. Our cost of sales expense for the year ended December 31, 2010 was significantly impacted by the exclusion of $105 million of the amortized effect of printing and distribution costs due to our implementation of fresh start accounting that would have been recognized by our Predecessor Company.

General and Administrative. General and administrative expense of $198 million in 2010 decreased $247 million, or 55.5%, compared to $445 million in 2009. This decrease was driven by lower bad debt expense, lower restructuring costs, lower settlement losses in 2010 associated with our pension plans, lower insurance costs, lower stock-based compensation costs and reduced employee related costs. In addition, the Company recorded $40 million of reduced expenses related to the favorable non-recurring, non-cash resolution of state operating tax claims was recorded during the year ended December 31, 2010.  A non-recurring benefit cost adjustment was also recorded in 2009. These expense decreases were partially offset by higher legal settlements in 2010 and charges of $5 million recorded during the year ended December 31, 2010, in connection with the termination of former executives, including former chief executive officer Scott W. Klein, which included severance, health benefits, financial planning and outplacement services.  In 2010 and 2009 we recorded restructuring costs of $4 million and $25 million, respectively, associated with our ongoing strategic, market exit and pre-petition capital restructuring initiatives.  These restructuring costs were incurred to improve ongoing operational efficiencies and reduce operating costs.  Bad debt expense of $61 million for the year ended December 31, 2010, decreased by $167 million, or 73.2% compared to $228 million for the year ended December 31, 2009. Bad debt expense as a percent of total operating revenue was 5.2% for the year ended December 31, 2010 compared to 9.1% for the year ended December 31, 2009. Our general and administrative expense for the year ended December 31, 2010 was significantly impacted by the exclusion of approximately $61 million of bad debt expense due to the exclusion of revenue associated with the implementation of fresh start accounting at December 31, 2009 that would have been recognized by our Predecessor Company.

Depreciation and Amortization. Depreciation and amortization expense of $186 million in 2010 increased $118 million, or 173.5%, compared to $68 million in 2009.  Depreciation expense of $29 million in 2010 increased $1 million compared to $28 million in 2009. Amortization expense of $157 million in 2010 increased $117 million compared to $40 million in 2009. This significant increase was primarily due to the amortization of intangible assets of $111 million related to client relationships and patented technologies (patents), which were recorded at December 31, 2009 in connection with our adoption of fresh start accounting.  Amortization expense associated with capitalized internal use software of $46 million in 2010, increased $7 million, or 17.9%, compared to $39 million in 2009.

Interest Expense

Interest expense, net of interest income, of $278 million in 2010 increased $133 million, or 91.7%, compared to interest expense, net of interest income, of $145 million in 2009.  We recorded $288 million of interest expense associated with our debt obligations during the year ended December 31, 2010.  As a result of our bankruptcy filing in 2009, interest expense associated with our then existing debt and interest rate swap agreements was not accrued after March 31, 2009.

Reorganization Items

We recorded total reorganization items associated with our bankruptcy of ($5) million (loss) in 2010 and a gain of $8,035 million in 2009. Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include the gains related to the change in our capital structure, certain expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization. In connection with our adoption of fresh start accounting in 2009, we recorded reorganization item gains of $8,504 million for the year ended December 31, 2009 to recognize the gain on settlement of liabilities subject to compromise of $6,035 million, record an adjustment to goodwill of $1,631 million, write off deferred revenue and deferred directory costs of $631 million, adjust intangible assets to fair value of $555 million; offset by an adjustment to accumulated other comprehensive income of $281 million and other fresh start accounting entries of $67 million.  This gain was offset by charges of $424 million associated with interest rate swap derivatives and other reorganization expenses of $45 million primarily consisting of professional fees. For additional information regarding reorganization items, see Note 3 to our consolidated financial statements included in this report.

Gain on Early Extinguishment of Debt

The Company recorded a gain of $76 million related to the early extinguishment of a portion of our senior secured term loans during the year ended December 31, 2010.  We paid $185 million to prepay term loans of $264 million at 70% of par.  This resulted in a gain of $79 million, which was partially offset by $3 million in administrative fees associated with the transaction.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes of ($107) million for 2010 decreased $481 million compared to $374 million for 2009, primarily due to lower pre-tax income. The provision for income taxes for 2010 and 2009 includes the effect of one-time discrete items.  The 2010 provision includes a charge of $7 million to record the impact of tax law changes in 2010 that eliminated a future tax deduction on Medicare Part D subsidies received on or after January 1, 2013. The effective tax rates for 2010 and 2009 were 35.3% and 4.3%, respectively. The very low effective tax rate in 2009 was primarily due to the impact of reorganization items on our 2009 pre-tax income.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth our operating results for the years ended December 31, 2009 and 2008:

	Predecessor Company
	2009	2008	Change	%
	(in millions, except%)
Operating revenue	$2,512	$2,973	$(461)	(15.5)%
Selling	677	700	(23)	(3.3)
Cost of sales (exclusive of depreciation and amortization)	581	608	(27)	(4.4)
General and administrative	445	436	9	2.1
Impairments	—	225	(225)	NM
Depreciation and amortization	68	78	(10)	(12.8)
Total operating expense	1,771	2,047	(276)	(13.5)
Operating income	741	926	(185)	(20.0)
Interest expense	145	647	(502)	(77.6)
Income before reorganization items and provision for income taxes	596	279	317	113.6
Reorganization items	8,035	—	8,035	NM
Income before provision for income taxes	8,631	279	8,352	NM
Provision for income taxes	374	96	278	NM
Net income	$8,257	$183	$8,074	NM

Operating Revenue

Operating revenue of $2,512 million in 2009 decreased $461 million, or 15.5%, compared to $2,973 million in 2008. This decline was due to reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper, and radio) and a weaker economy, partially offset by the addition of new advertisers.

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

General and Administrative. General and administrative expense of $445 million in 2009 increased $9 million, or 2.1%, compared to $436 million in 2008. The increase was the result of higher bad debt expense, the impact of recording settlement losses in 2009 associated with our pension plans, while recording settlement gains in 2008, a non-recurring benefit cost adjustment recorded in 2009, higher stock-based compensation costs and increased employee related costs resulting from a favorable adjustment in 2008. Additionally, in 2009 and 2008 we recorded restructuring costs of $25 million and $23 million, respectively, associated with our ongoing strategic, market exit and pre-petition capital restructuring initiatives.  These restructuring costs were incurred to improve ongoing operational efficiencies and reduce operating costs.  These increases were partially offset by lower transition costs associated with our spin-off from Verizon, lower employee severance costs, reduced costs associated with legal settlements, lower expenses associated with operating taxes and a contract settlement with a former reseller in 2008.  Bad debt expense of $228 million for the year ended December 31, 2009, increased by $22 million, or 10.7%, compared to $206 million for the year ended December 31, 2008.  The increased bad debt expense was influenced by the weak economic environment. Bad debt expense as a percent of total operating revenue was 9.1% for the year ended December 31, 2009 compared to 6.9% for the year ended December 31, 2008.

Impairments. In 2008, we recorded non-cash impairment charges of $225 million related to the write down of assets of $222 million related to Switchboard.com and $3 million related to other assets.  No impairment charges were recorded in 2009.

Depreciation and Amortization. Depreciation and amortization expense of $68 million in 2009 decreased $10 million, or 12.8%, compared to $78 million in 2008.  Depreciation expense of $28 million in 2009 decreased $6 million compared to $34 million in 2008.  The decrease in depreciation expense resulted from reduced property, plant and equipment balances associated with buildings, computer and data processing equipment, and automobiles.  Amortization expense, primarily associated with capitalized internal use software, of $40 million in 2009, decreased $4 million, compared to $44 million in 2008.

Interest Expense

Interest expense, net of interest income, of $145 million in 2009 decreased $502 million, or 77.6%, compared to interest expense, net of interest income, of $647 million in 2008.  Interest expense in 2009 and 2008 includes $3 million and $11 million of amortization of debt issuance costs, respectively.  As a result of our bankruptcy filing in 2009, interest expense associated with our then existing debt and interest rate swap agreements was not accrued after March 31, 2009.

Reorganization Items

In 2009, we recorded an $8,035 million gain on total reorganization items associated with our bankruptcy in accordance with provisions established by the applicable reorganization accounting rules.  Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include the gains related to the change in our capital structure, certain expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization. In connection with fresh start accounting, we recorded reorganization item gains of $8,504 million for the year ended December 31, 2009 to recognize the gain on settlement of liabilities subject to compromise of $6,035 million, record an adjustment to goodwill of $1,631 million, write off deferred revenue and deferred directory costs of $631 million, adjust intangible assets to fair value of $555 million; offset by an adjustment to accumulated other comprehensive income of $281 million and other fresh start accounting entries of $67 million. This gain was offset by charges of $424 million associated with interest rate swap derivatives and other reorganization expenses of $45 million primarily consisting of professional fees. For additional information regarding reorganization items, see Note 3 to our consolidated financial statements included in this report.

Provision for Income Taxes

Provision for income taxes of $374 million for 2009 increased $278 million, compared to $96 million for 2008, primarily due to higher pre-tax income. The provision for income taxes for 2009 and 2008 includes the effect of one-time discrete items. The effective tax rates for 2009 and 2008 were 4.3% and 34.4%, respectively. The very low effective tax rate in 2009 was primarily due to the impact of reorganization items on our 2009 pre-tax income.

Liquidity and Capital Resources

Historical

Our principal source of liquidity is cash flow generated from operations.  As previously discussed, during 2009, we filed for and emerged from Chapter 11 Bankruptcy. Upon emergence from Chapter 11 Bankruptcy, we entered into a Loan Agreement (the “Loan Agreement”) with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans, which were issued on December 31, 2009 in satisfaction of the amounts outstanding under our pre-petition senior secured credit facility. The administrative agent and such financial institutions were the administrative agent and the lenders under our pre-petition senior secured credit facility.  Our debt obligations as of December 31, 2010 are $2,171 million.

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

The Company has a mandatory debt principal payment due after each fiscal quarter prior to the December 31, 2015 maturity date on the outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement.  The Company has the right to make early payments at par on the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payments.

All of the Company’s present and future domestic subsidiaries (other than certain insignificant subsidiaries) are guarantors under the Loan Agreement.  In addition, the obligations under the Loan Agreement are secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets, including a mortgage on certain real property.

On December 13, 2010, the Company entered into the First Amendment (the “Amendment”) to the Loan Agreement.  The terms of the Amendment allowed a one-time repurchase and retirement of debt below par (“Voluntary Prepayment”).  Pursuant to the Amendment, on December 23, 2010, the Company paid $185 million to prepay term loans of $264 million at 70% of par.

The Loan Agreement, as amended, requires the Company to meet minimum financial requirements, including that the Company maintain a consolidated leverage ratio, defined as total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”), as of the last day of each fiscal quarter, not to exceed 6.5 to 1.0 through December 31, 2010, and 7.5 to 1.0 beginning January 1, 2011, and that the Company maintain an interest coverage ratio, defined as EBITDA divided by cash interest paid, at the end of each fiscal quarter, of at least 1.4 to 1.0 through December 31, 2010, and 1.1 to 1.0 beginning January 1, 2011.  The Loan Agreement also includes covenants that restrict the Company’s ability to incur additional debt, pay dividends and other distributions, create liens, merge, liquidate or consolidate, make investments and acquisitions, sell assets, enter into sale and leaseback transactions and swap transactions, and enter into agreements with affiliates.

The Loan Agreement, as amended, contains customary events of default, including without limitation, defaults on payments of the senior secured term loans and all other obligations under the Loan Agreement, as amended, and related loan documents (the “Obligations”), defaults on payments of other material indebtedness, breaches of representations and warranties in any material respect, covenant defaults, events of bankruptcy and insolvency, rendering of material judgments, the occurrence of certain ERISA defaults, failure of any guarantee of the Obligations to be in full force, invalidity of the liens securing the Obligations, change in control of the Company, or material breach of material agreements that has a material adverse effect.

As of December 31, 2010, the Company is in compliance with all covenants of the Loan Agreement, as amended.

We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, interest debt service requirements and other cash needs in 2011.  The Company anticipates being able to comply with all debt covenants throughout 2011.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth a summary of cash flows for the years ended December 31, 2010 and 2009:

	Successor Company	Predecessor Company
	2010	2009	Change
	(in millions)
Cash Flow Provided By (Used In):
Operating activities	$509	$436	$73
Investing activities	(44)	(55)	11
Financing activities	(503)	(679)	176
Increase (Decrease) In Cash and Cash Equivalents	$(38)	$(298)	$260

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $509 million in 2010 increased $73 million compared to $436 million in 2009, primarily due to net income tax refunds of $92 million in 2010, versus $234 million of tax payments in 2009 and reduced spending associated with our strategic organizational cost savings. These favorable items were partially offset by lower cash collections associated with lower revenue and higher interest payments on our debt.  As a result of our bankruptcy filing on March 31, 2009, other than the adequacy protection payment and the allowed secured credit facility claim, the Company did not make any 2009 scheduled principal or interest payments after March 2009.

Our 2010 payments for other post-employment benefit costs were $24 million. Our 2011 cash outflow associated with these benefits are anticipated to be approximately $23 million and we expect to experience similar cash outflows in the future. For additional information, see Note 10 to our consolidated financial statements included in this report.

Cash used in investing activities of $44 million in 2010 decreased $11 million compared to $55 million in 2009, primarily due to reduced capital expenditures.

Net cash used in financing activities of $503 million for 2010 decreased $176 million compared to $679 million in 2009. Net cash used in financing activities for the years ended December 30, 2010 and 2009 primarily represents the repayment of debt principal.

For the year ended December 31, 2010, the Company made cash debt payments of $500 million, which reduced the Company’s debt obligations by $579 million.  On December 23, 2010, the Company paid $185 million to prepay term loans of $264 million at 70% of par.  This transaction resulted in the Company recording a $76 million gain ($79 million gain offset by $3 million in administrative fees), which was recorded as early extinguishment of debt on the Company’s 2010 consolidated statement of operations.  For the year ended December 31, 2010, the Company also made additional debt principal payments at par of $315 million.

As a result of our bankruptcy filing on March 31, 2009, other than an adequacy protection payment and the allowed secured credit facility claim, the Company did not make any 2009 scheduled debt principal or interest payments after March 2009.

In April 2009, we made a pre-petition obligation adequacy protection payment to the agent of secured lenders under the Company’s senior secured credit facilities of $250 million, of which $62 million represented interest payments and is reflected in operating activities. The remaining $188 million represented secured debt principal payments and was reflected in financing activities. At emergence, we made payments of $617 million, of which $491 million represented debt principal payments, $117 million represented interest payments and $9 million represented payments on our interest rate swap agreements.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth a summary of cash flows for the years ended December 31, 2009 and 2008

	Predecessor Company
	2009	2008	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$436	$363	$73
Investing activities	(55)	(50)	(5)
Financing activities	(679)	149	(828)
Increase (Decrease) In Cash and Cash Equivalents	$(298)	$462	$(760)

Our primary source of funds was cash generated from operations. Net cash provided by operating activities of $436 million in 2009 increased $73 million, compared to $363 million in 2008, primarily due to lower interest payments associated with our bankruptcy filings, the results of spending initiatives, reduced transition costs related to our spin-off, and a contract settlement with a former reseller of our advertising in 2008. These favorable items were partially offset by increased tax payments and declining revenue.

Our 2009 payments for other post-employment benefit costs were $24 million.

Cash used in investing activities of $55 million in 2009 increased $5 million compared to $50 million in 2008, primarily due to the receipt of proceeds from the sale of assets in 2008 and the acquisition of assets in 2009 partially offset by reduced capital expenditures.

In April 2009, we made a pre-petition obligation adequacy protection payment to the agent of secured lenders under the Company’s senior secured credit facilities of $250 million, of which $62 million represented interest payments and is reflected in operating activities. The remaining $188 million represented secured debt principal payments and was reflected in financing activities. At emergence, we made payments of $617 million, of which $491 million represented debt principal payments, $117 million represented interest payments and $9 million represented payments on our interest rate swap agreements.

Net cash used in financing activities of $679 million for 2009 increased $828 million compared to $149 million cash provided by financing activities in 2008. This increase is primarily due to the payment of $491 million of principal upon our emergence from bankruptcy, the portion of the pre-petition obligation adequacy protection payment which represented debt principal of $188 million and borrowings in 2008 of $247 million under our then existing revolving credit facility. These increases are partially offset by debt principal payments of $48 million and dividend payments of $50 million in 2008.

Contractual Obligations

Our contractual obligations as of December 31, 2010, are summarized below:

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt obligations and associated interest payments (1)	$2,171	$—	$—	$2,171	$—
Operating lease obligations	80	19	27	18	16
Other post-employment benefit obligations	297	23	48	48	178
Total	$2,548	$42	$75	$2,237	$194

(1)

Our total outstanding debt obligations are $2,171 million. The senior secured term loans must be repaid in full on December 31, 2015. The Company has the right to prepay at par the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payment. After each fiscal quarter, the Company must also prepay outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement, during such fiscal quarter, less the principal amount of any voluntary prepayments made during such quarter. Our interest obligations are variable based on ABR or LIBOR and are payable quarterly based on the outstanding debt balance during the period. During 2010, the Company paid interest of $289 million. Due to the uncertainty of the amount of the principal payments from Available Cash and voluntary prepayments, interest payments in future years cannot be reasonably estimated. For additional information on our debt obligations, see Note 7 to our consolidated financial statements included in this report.

The anticipated obligations for unrecognized tax benefits which would require cash settlements were $37 million as of December 31, 2010. There is a high degree of uncertainty regarding the timing and amount of cash flows related to these unrecognized tax benefit liabilities, thus we cannot reasonably estimate the settlement amounts and periods.

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

Revenue derived from Internet advertising is earned primarily from two sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our and other local search websites, website development and website hosting for client advertisers. Revenue from fixed-fee advertisers is recognized ratably over the life of the advertising service. Performance-based advertising revenue is earned when consumers connect with client advertisers by a “click” on their Internet advertising or a phone call to their business. Performance-based advertising revenue is recognized when there is evidence that qualifying transactions have occurred.

Some of our revenue agreements contain multiple deliverables that involve one or more of our advertising media.  Revenue from these agreements is allocated to the separate units of accounting using the relative selling price method.

In connection with our adoption of fresh start accounting in 2009, the fair value of the deferred revenue was determined to be zero.  We did not have remaining performance obligations related to our clients who had previously contracted for advertising, thus, no value was assigned to deferred revenue.  As a result, deferred revenue of approximately $846 million ($826 million net of estimated sales allowance) was not recognized in our 2010 consolidated statement of operations which would have been otherwise recorded by the Predecessor Company.

Expense Recognition

Costs directly attributable to producing directories are amortized over the average life of a directory under the deferral and amortization method. Direct costs include paper, printing, initial distribution and sales commissions. Paper costs are stated on an average cost basis.  All other costs are recognized as incurred.

In connection with the Company’s adoption of fresh start accounting in 2009, the fair value of deferred directory costs was determined to be zero.  The deferred directory costs as of December 31, 2009 did not have future value since the Company had already incurred the costs to produce the clients’ advertising and did not expect to incur additional costs associated with those published directories.  As a result, deferred directory costs of $213 million was not recognized in our 2010 consolidated statement of operations which would have been otherwise recorded by the Predecessor Company.

Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable in the December 31, 2010 consolidated balance sheet includes amounts billed to clients but not yet collected of $265 million and amounts to be billed for services already provided and revenue recognized of $34 million, net of an allowance for doubtful accounts of $89 million.

Accounts receivable is recorded net of an allowance for doubtful accounts.  The allowance for doubtful accounts is calculated using a percentage of sales method, based upon collection history, and an estimate of uncollectible accounts. Management may exercise judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Accounts receivable adjustments are recorded against the allowance for doubtful accounts. Bad debt expense as a percentage of revenue was 5.2%, 9.1% and 6.9%, for the years 2010, 2009 and 2008, respectively.

In connection with the Company’s adoption of fresh start accounting, the Company’s unbilled accounts receivable were recorded at their fair value of $627 million on December 31, 2009. Unbilled receivables represent amounts that are not billable at the balance sheet date but are billed over the remaining life of the clients’ advertising contracts. The Company billed the unbilled accounts receivable over the course of 2010.

Goodwill

The Company has goodwill of $1,707 million on the consolidated balance sheet as of December 31, 2010. In accordance with applicable U.S. GAAP, impairment testing for goodwill is performed at least annually unless indicators of impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the entity level (the reporting unit). Step one compares the fair value of the reporting unit (calculated using the enterprise value-market capitalization approach) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

The Company performed its impairment test of goodwill in the fourth quarter of 2010.  The Company determined the fair value of the reporting unit exceeded the carrying value of the reporting unit; therefore there was no impairment of goodwill.

Intangible Assets

The Company has intangible assets of $481 million on the consolidated balance sheet as of December 31, 2010.  Intangible assets are to be recorded separately from goodwill if they meet certain criteria.  Internal use software is capitalized if it has a useful life in excess of one year.  Subsequent additions, modifications or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform.

The estimated useful lives of the intangible assets are presented in the table below:

Estimated Useful Lives (in years)
Client relationships	5
Patented technologies	3
Internal use software	3-7
Marketing-related	Indefinite

Client relationships and patented technologies are amortized using the straight-line method over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The recoverability analysis includes estimates of future cash flows directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the definite-lived intangible asset.  An impairment loss is measured as the amount by which the carrying amount of the definite-lived intangible asset exceeds its fair value.

Internal use software is amortized over a three to seven year period using the straight line method. Software maintenance and training costs are expensed as they are incurred.

Marketing-related intangible assets, which include trademarks, domain names and trade names are not amortized but are instead tested for impairment.  The recoverability of indefinite-lived intangible assets is tested annually or whenever events or changes in circumstances indicate that the intangible assets’ carrying amounts may not be recoverable. In the recoverability analysis, the carrying amount of the asset is measured against the estimated discounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.

The Company evaluated its intangible assets based on current economic and business indicators and determined they were not impaired.

Income Taxes

Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The likelihood that deferred tax assets can be recovered must be assessed. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. Judgment regarding future taxable income may change due to future market conditions, changes in laws and other factors. These changes, if any, may require material adjustments to deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made. For additional information related to income taxes, see Note 13 to our consolidated financial statements included in this report.

Pension and Other Post-Employment Benefits

The Company provides pension and other post-employment benefits to many of our employees. Long-term assumptions are developed to determine our employee benefit obligation, the most significant of which are the discount rate, the expected rate of return on plan assets, and the health care cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.  For additional information related to pension and other post-employment benefits, see Note 10 to our consolidated financial statements included in this report.

We determine our discount rate based on a range of factors, including a yield curve comprised of the rates of return on several hundred high-quality, fixed-income corporate bonds available on the measurement date for the related expected duration for the obligations, prepared by an independent third party.

The expected rate of return for the pension plan assets represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on plan assets is developed from the expected future return on each asset class, weighted by the expected allocation of pension assets to that asset class.  Historical performance is considered for the types of assets in which the plan invests, independent market forecasts and economic and capital market considerations.

The healthcare cost trend rate as of December 31, 2010 was 8%, declining to 5% by 2017 for both pre- and post-age 65 employees and retirees.

A sensitivity analysis of the impact on the expense (income) recorded for 2010 of a one percent change in our assumptions is shown in the table below:

	Pension		Health Care and Life
	+1.0%	-1.0%	+1.0%	-1.0%
	(in millions)
Discount rate	$1	$(1)	$1	$(1)
Expected return on assets	(5)	5	—	—
Health care trend rate	—	—	1	(1)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operation, financial condition or liquidity.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” which amends ASC Topic 605, “Revenue Recognition”.  This accounting update establishes a hierarchy for allocating revenue to each element within a multiple deliverable arrangement.  The Company implemented ASU 2009-13 on January 1, 2010.  This ASU did not have an impact on our 2010 financial statements.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amendments to Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” by requiring new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy.  The provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which will be effective for reporting periods beginning after December 15, 2010.  The Company has adopted the applicable provisions of ASU 2010-06 as required and it did not have an impact on our financial statements.

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted. The Company is currently evaluating the impact of ASU 2010-28 on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various types of market risk in the normal course of business. In particular, we are subject to interest rate variability primarily associated with borrowings under our credit facilities.

As of December 31, 2010, the Company had a balance of $2,171 million on the Loan Agreement with certain financial institutions. The senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the prime rate (ABR) plus an Applicable Margin, or (ii) adjusted LIBOR plus an Applicable Margin. The Applicable Margin is 7.0% for loans with interest rates determined by reference to ABR and 8.0% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have a floor interest rate of 4.0% in the case of ABR and 3.0% in the case of LIBOR. As long as interest rates remain at or below 4.0% for ABR and 3.0% for LIBOR, our minimum effective interest rate will be 11.0%.

We performed an interest rate sensitivity analysis on our variable rate debt under our new capital structure. With the LIBOR floor of 3.0% on our variable rate debt and a current LIBOR rate of 0.3%, an increase in LIBOR rates of up to 270 basis points would not affect our 2010 pre-tax earnings.  An increase of 50 basis points above the 3.0% LIBOR floor to 3.5% would increase estimated interest expense by approximately $11 million.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SuperMedia Inc.

We have audited the accompanying consolidated balance sheets of SuperMedia Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009 (Successor), and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2010 (Successor) and for the years ended December 31, 2009 and 2008 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperMedia Inc. and subsidiaries at December 31, 2010 and 2009 (Successor), and the consolidated results of their operations and their cash flows for the year ended December 31, 2010 (Successor) and for the years ended December 31, 2009 and 2008 (Predecessor) in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 3 to the consolidated financial statements, on December 22, 2009, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on December 31, 2009. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Notes 1 and 3.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010 (Successor), based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 24, 2011

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Operations

	Successor Company	Predecessor Company
	Years Ended December 31,
	2010	2009	2008
	(in millions, except
	per share amounts)

Operating Revenue	$1,176	$2,512	$2,973
Operating Expense
Selling	470	677	700
Cost of sales (exclusive of depreciation and amortization)	418	581	608
General and administrative	198	445	436
Impairments	—	—	225
Depreciation and amortization	186	68	78
Total Operating Expense	1,272	1,771	2,047
Operating Income (Loss)	(96)	741	926
Interest expense, net	278	145	647
Income (Loss) Before Reorganization Items, Gain on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(374)	596	279
Reorganization items	(5)	8,035	—
Gain on early extinguishment of debt	76	—	—
Income (Loss) Before Provision (Benefit) for Income Taxes	(303)	8,631	279
Provision (benefit) for income taxes	(107)	374	96
Net Income (Loss)	$(196)	$8,257	$183

Basic and diluted earnings (loss) per common share	$(13.04)	$56.32	$1.25
Basic and diluted weighted-average common shares outstanding	15.0	146.6	146.4

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Balance Sheets

	Successor Company
	At December 31,
	2010	2009
	(in millions, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$174	$212
Accounts receivable, net of allowances of $89 and $0	210	319
Unbilled accounts receivable	—	627
Accrued taxes receivable	—	132
Deferred directory costs	199	24
Prepaid expenses and other	13	17
Total current assets	596	1,331
Property, plant and equipment	122	107
Less: accumulated depreciation	28	—
	94	107
Goodwill	1,707	1,707
Intangible assets, net	481	614
Pension assets	42	65
Other non-current assets	6	10
Total assets	$2,926	$3,834

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$236	$232
Deferred revenue	114	—
Deferred tax liabilities	2	218
Other	17	19
Total current liabilities	369	469
Long-term debt	2,171	2,750
Employee benefit obligations	355	325
Non-current deferred tax liabilities	22	55
Unrecognized tax benefits	37	33
Other liabilities	2	2

Stockholders’ equity (deficit):
Common stock ($.01 par value; 60 million shares authorized, 15,489,936 and 14,996,952 shares issued and outstanding in 2010 and 2009, respectively)	—	—
Additional paid-in capital	206	200
Retained earnings (deficit)	(196)	—
Accumulated other comprehensive loss	(40)	—
Total stockholders’ equity (deficit)	(30)	200
Total liabilities and stockholders’ equity (deficit)	$2,926	$3,834

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock	Additional Paid-in Capital (Deficit)	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	(in millions)
Balance at December 31, 2007 (Predecessor Company)	$1	$(8,776)	$361	$(186)	$(8,600)
Net income	—	—	183	—	183
Dividends ($0.3425 per share)	—	—	(50)	—	(50)
Issuance of equity based awards	—	12	—	—	12
Adjustments for pension and post-employment benefits	—	—	—	(13)	(13)
Unrealized loss on cash flow hedges	—	—	—	(23)	(23)
Balance at December 31, 2008 (Predecessor Company)	1	(8,764)	494	(222)	(8,491)
Net income (1)	—	—	8,257	—	8,257
Issuance of equity based awards	—	12	—	—	12
Adjustments for pension and post-employment benefits	—	—	—	(67)	(67)
Unrealized gain on cash flow hedges	—	—	—	114	114
Cancellation of Predecessor common stock	(1)	8,752	—	—	8,751
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	(8,751)	175	(8,576)
Issuance of new equity in connection with emergence from Chapter 11	—	200	—	—	200
Balance at December 31, 2009 (Successor Company)	—	200	—	—	200
Net income (loss)	—	—	(196)	—	(196)
Issuance of equity based awards	—	6	—	—	6
Adjustments for pension and post-employment benefits	—	—	—	(40)	(40)
Balance at December 31, 2010 (Successor Company)	$—	$206	$(196)	$(40)	$(30)

(1)

During 2009 the Company entered and emerged from Chapter 11 Bankruptcy. For the year ended December 31, 2009, we recorded total reorganization items of $8,035 million in the consolidated statements of operations. For additional information, see Note 3 to the consolidated financial statements.

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Successor Company	Predecessor Company
	Years Ended December 31,
	2010	2009	2008
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$(196)	$8,257	$183
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash reorganization items	—	(8,072)	—
Gain on early extinguishment of debt	(76)	—	—
Depreciation and amortization expense	186	68	78
Employee retirement benefits	11	23	—
Deferred income taxes	(225)	323	(73)
Provision for uncollectible accounts	61	228	206
Impairments	—	—	225
Stock-based compensation expense	6	12	6
Changes in current assets and liabilities
Accounts receivable and unbilled accounts receivable	675	(152)	(150)
Deferred directory costs	(175)	43	30
Other current assets	4	(132)	(8)
Accounts payable and accrued liabilities	244	(82)	(99)
Other, net	(6)	(80)	(35)
Net cash provided by operating activities	509	436	363
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(45)	(52)	(56)
Acquisitions	—	(3)	—
Proceeds from sale of assets	1	—	6
Net cash used in investing activities	(44)	(55)	(50)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	—	247
Repayment of long-term debt	(500)	(679)	(48)
Dividends paid to Idearc stockholders	—	—	(50)
Other, net	(3)	—	—
Net cash provided by (used in) financing activities	(503)	(679)	149
Increase/(decrease) in cash and cash equivalents	(38)	(298)	462
Cash and cash equivalents, beginning of year	212	510	48
Cash and cash equivalents, end of year	$174	$212	$510

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1  Description of Business and Summary of Significant Accounting Policies

General

SuperMedia Inc. and its subsidiaries (collectively, “SuperMedia,” “We,” “Our,” “Us,” “Successor” or the “Company”) is one of the largest yellow pages directories publishers in the United States as measured by revenue, and we also offer online advertising solutions.  On December 31, 2009, the Company emerged from bankruptcy and changed its name to SuperMedia.  SuperMedia is the successor company to Idearc Inc. (collectively, “Idearc,” or “Predecessor”), which filed for Chapter 11 protection under the United States Bankruptcy Code (the “Bankruptcy Code”) in March 2009.  The terms “SuperMedia,” “We,” “Our,” “Us” and “the Company,” when used in this report with respect to the period prior to SuperMedia’s emergence from bankruptcy, are references to Idearc and when used with respect to the period commencing after SuperMedia’s emergence, are references to SuperMedia. These references include the subsidiaries of SuperMedia Inc. or Idearc Inc.

SuperMedia sells advertising solutions to our clients and places their advertising into our portfolio of advertising media.  Our advertising media include Superpages directories, Superpages.com, our online local search resource, the Superpages.com network, an online advertising network, Superpages direct mailers, and Superpages mobile, our information directory for wireless subscribers. In 2009, the Company introduced to our clients and consumers a marketing program called SuperGuarantee. The SuperGuarantee program is a consumer focused program designed to make it easier and faster for consumers to find businesses they trust.

We are the official publisher of Verizon Communications Inc. (“Verizon”) print directories in the markets in which Verizon is currently the incumbent local telephone exchange carrier. We use the Verizon brand on our print directories in these and other specified markets. We also have a number of agreements with FairPoint Communications, Inc. (“FairPoint”) in connection with the transfer by Verizon to FairPoint of certain local telephone exchange assets in Maine, New Hampshire and Vermont.  These agreements included a publishing agreement, a branding agreement, and a non-competition agreement, each of which has a term expiring in 2036.

On July 1, 2010, Verizon completed the sale to Frontier Communications Corporation (“Frontier”) of its local telephone exchange assets in 14 states, including Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia, Wisconsin, and a small number of local telephone exchanges in California, including those bordering Arizona, Nevada and Oregon. In accordance with the terms of our commercial agreements with Verizon, Frontier has entered into publishing, branding and non-competition agreements with the Company on substantially the same terms for these local telephone exchanges, each of which has a term expiring in 2036.

At December 31, 2010, we had approximately 4,400 employees.  Of our total employees, approximately 1,100 employees, or 25%, were represented by unions.

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

Chapter 11 Bankruptcy and Emergence from Bankruptcy

On March 31, 2009 (the “Petition Date”), Idearc and its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).  On May 15, 2009, the Company submitted a joint plan of reorganization and disclosure statement for consideration by the Bankruptcy Court and the affected creditors; on September 8, 2009, the Company filed its First Amended

Joint Plan of Reorganization (the “Amended Plan”) with the Bankruptcy Court, which was later modified on November 19, 2009; on December 22, 2009, the Bankruptcy Court entered an order approving and confirming the Amended Plan; and, finally, on December 31, 2009 (the “Effective Date”), the Company emerged from bankruptcy and changed its name to SuperMedia.  As a result of SuperMedia’s emergence from Chapter 11 of the Bankruptcy Code, SuperMedia Inc. is the Successor Company to Idearc Inc.

Upon emergence from bankruptcy, the Company issued 14,996,952 shares of new common stock with a value of $200 million.

Resignation of Chief Executive Officer and Appointment of new President and Chief Executive Officer

On October 5, 2010, the Company announced that Scott W. Klein resigned as Chief Executive Officer of the Company, terminating his employment effective October 4, 2010.

On October 4, 2010, the Company appointed Peter J. McDonald as Interim Chief Executive Officer, and on December 9, 2010, he was named President and Chief Executive Officer.

In connection with the termination of Mr. Klein’s employment, the Company recorded a charge of $4 million in the consolidated statement of operations for the year ended December 31, 2010, which included severance, health benefits, financial planning and outplacement services. In addition to the aforementioned severance benefits, Mr. Klein has or will receive his accrued and unpaid salary and vacation days, a pro rata portion of his 2010 annual bonus, the remainder of his bankruptcy emergence bonus and his 79,000 shares of vested restricted stock.

Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Certain prior period amounts have been reclassified to conform to current period presentation.

The Company adopted the guidance on financial reporting by entities that have filed petitions with the Bankruptcy Court from March 31, 2009, the Petition Date, until emergence from Chapter 11 Bankruptcy on December 31, 2009, the Effective Date.  This guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional expenses), realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process are classified as reorganization items in the consolidated statements of operations.  The consolidated balance sheet at December 31, 2009 reflects the impact of the Amended Plan and the effects of the adoption of fresh start accounting.  The historical financial statements of Idearc (“Predecessor”) are presented separately from SuperMedia (“Successor”) results in this filing.  For additional information related to fresh start accounting, see Note 3.

Principles of Consolidation

The consolidated financial statements include the financial statements of SuperMedia, Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The Company is managed as a single business segment. The Company sells advertising solutions to our clients and places their advertising into our portfolio of advertising media.  Our advertising media include Superpages directories, Superpages.com, our online local search resource, the Superpages.com network, an online advertising network, Superpages direct mailers, and Superpages mobile, our information directory for wireless subscribers.

Impact of Fresh Start Accounting

As required by U.S. GAAP, the Company adopted fresh start accounting effective December 31, 2009. The consolidated financial statements for the periods ended prior to December 31, 2009 do not include the effect of any changes in the Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. The results of operations of the Predecessor for the year ended December 31, 2009 include one-time reorganization items with a pre-emergence gain of $6,035 million resulting from the discharge of liabilities under the Amended Plan as well as a gain of $2,469 million associated with fresh start accounting adjustments.

At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero, which had a significant non-cash impact on our 2010 operating results.  As a result, approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) and $213 million of deferred directory costs were not recognized in our 2010 consolidated statement of operations which would have otherwise been recorded by the Predecessor Company.  In addition, our 2010 operating results were significantly impacted by the exclusion of approximately $61 million of bad debt expense due to the exclusion of revenue associated with the implementation of fresh start accounting at December 31, 2009 that would have been recognized by our Predecessor Company.  These non-cash fresh start adjustments impact only our 2010 consolidated statement of operations and do not affect future years’ results.  Likewise, these non-cash fresh start adjustments did not affect cash flows as client billing and collection activities remained unchanged.

In addition, at December 31, 2009, the fair values of certain intangible assets were increased in connection with the Company’s adoption of fresh start accounting in the amount of $555 million, resulting in an increase of amortization expense in 2010 of $111 million, which would not have been recorded by the Predecessor Company.

Finally, on December 31, 2009, goodwill of $1,707 million was recorded in connection with the Company’s adoption of fresh start accounting.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Revenue derived from Internet advertising is earned primarily from two sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our and other local search websites, website development and website hosting for client advertisers. Revenue from fixed-fee advertisers is recognized ratably over the life of the advertising service. Performance-based advertising revenue is earned when consumers connect with client advertisers by a “click” on the Internet advertising or a phone call to their business. Performance-based advertising revenue is recognized when there is evidence that qualifying transactions have occurred.

Some of our revenue agreements contain multiple deliverables that involve one or more of our advertising media.  Revenue from these agreements is allocated to the separate units of accounting using the relative selling price method.

Expense Recognition

Costs directly attributable to producing directories are amortized over the average life of a directory under the deferral and amortization method of accounting. Direct costs include paper, printing, initial distribution and sales commissions. Paper costs are stated on an average cost basis.  All other costs are recognized as incurred.

Barter Transactions

Occasionally, the Company may enter into certain transactions where a third party provides directory placement arrangements, sponsorships or other media advertising in exchange for comparable advertising with the Company. Due to the subjective nature of barter transactions, revenue and expense from these transactions are not recognized on the Company’s consolidated statements of operations. If recognized, revenue associated with barter transactions would be less than 1% of total revenue.

Cash and Cash Equivalents

Highly liquid investments with a maturity of 90 days or less when purchased are considered to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds. Cash equivalents are stated at cost, which approximates market value. As of December 31, 2010, the Company’s cash and cash equivalents are valued at $174 million.

Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable in the December 31, 2010 consolidated balance sheet includes amounts billed to clients but not yet collected of $265 million and amounts to be billed for services already provided and revenue recognized of $34 million, net of an allowance for doubtful accounts of $89 million.

Accounts receivable is recorded net of allowance for doubtful accounts.  The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history, and an estimate of uncollectible accounts.  Judgment is exercised in adjusting the provision as a consequence of known items, such as current economic factors and credit trends.  Accounts receivable adjustments are recorded against the allowance for doubtful accounts.

In connection with the Company’s adoption of fresh start accounting, the Company’s unbilled accounts receivable were recorded at their fair value of $627 million on December 31, 2009. Unbilled receivables represent amounts that are not billable at the balance sheet date but are billed over the remaining life of the clients’ advertising contracts. The Company billed the unbilled accounts receivable over the course of 2010.

Concentrations of Credit Risk

Financial instruments subject to concentrations of credit risk consist primarily of temporary cash investments, short-term investments, trade receivables, and short-term and long-term debt. Company policy requires the deposit of temporary cash investments with major financial institutions.

Approximately 84% of the 2010 revenue is derived from the sale of advertising to local small- and medium-sized businesses that advertise in limited geographical areas. These advertisers are usually billed in monthly installments after the advertising has been published and, in turn, make monthly payments, requiring the Company to extend credit to these customers. This practice is widely accepted within the industry. While most new advertisers and those wanting to expand their current advertising programs are subject to a credit review, the default rates of small- and medium-sized companies are generally higher than those of larger companies. The Company believes that this practice will not have a material adverse impact on future results, however, no assurances can be made.

The remaining 16% of the 2010 revenue is derived from the sale of advertising to larger businesses that advertise regionally or nationally. Contracted certified marketing representatives (“CMRs”) purchase advertising on behalf of these advertisers. Payment for advertising is due when the advertising is published and is received directly from the CMRs, net of the CMRs’ commission. The CMRs are responsible for billing and collecting from the advertisers. While the Company still has exposure to credit risks, historically, the losses from this client set have been less than that of local advertisers.

Property, Plant, Equipment and Depreciation

Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which are presented in the following table:

Estimated Useful Lives (in years)
Buildings and building improvements	8-30
Leasehold improvements	3
Computer and data processing equipment	3
Furniture and fixtures	7
Other	3-7

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

Goodwill and Intangible Assets

The Company has goodwill of $1,707 million and intangible assets of $481 million on the consolidated balance sheet as of December 31, 2010.

Goodwill

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

The Company performed its impairment test of goodwill in the fourth quarter of 2010.  The Company determined the fair value of the reporting unit exceeded the carrying value of the reporting unit; therefore there was no impairment of goodwill.

Intangible Assets

Intangible assets are recorded separately from goodwill if they meet certain criteria. Internal use software is capitalized if it has a useful life in excess of one year.  Subsequent additions, modifications or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform.

The Company’s intangible assets and their estimated useful lives are presented in the table below:

Estimated Useful Lives (in years)
Client relationships	5
Patented technologies	3
Internal use software	3-7
Marketing-related	Indefinite

Client relationships and patented technologies are amortized using the straight-line method over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The recoverability analysis includes estimates of future cash flows directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the definite-lived intangible asset.  An impairment loss is measured as the amount by which the carrying amount of the definite-lived intangible asset exceeds its fair value.

Internal use software is amortized over a three to seven year period using the straight-line method. Software maintenance and training costs are expensed as they are incurred.

Marketing-related intangible assets, which include trademarks, domain names and trade names are not amortized but are instead tested for impairment.  The recoverability of indefinite-lived intangible assets is tested annually or whenever events or changes in circumstances indicate that the intangible assets’ carrying amounts may not be recoverable. In the recoverability analysis, the carrying amount of the asset is measured against the estimated discounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.

The Company evaluated its intangible assets based on current economic and business indicators and determined they were not impaired.

Stock-Based Compensation

The Company grants awards to certain employees and certain non-management directors under a stock-based compensation plan.  The plan provides for several forms of incentive awards to be granted to designated eligible employees, non-management directors, consultants and independent contractors providing services to the Company.  The awards are classified as either liability or equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

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

For additional information related to stock-based compensation, see Note 12.

Income Taxes

Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The likelihood that deferred tax assets can be recovered must be assessed. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. Judgment regarding future taxable income may change due to future market conditions, changes in laws and other factors. These changes, if any, may require material adjustments to deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made. For additional information related to income taxes, see Note 13.

Pension and Other Post-Employment Benefits

The Company provides pension and other post-employment benefits to many of its employees. Long-term assumptions are developed to determine the Company’s employee benefit obligation, the most significant of which are the discount rate, the expected rate of return on plan assets, and the health care cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.  For additional information related to pension and other post-employment benefits, see Note 10.

Advertising Costs

Advertising costs, which are included in selling expenses in the consolidated statements of operations, are expensed as incurred. Advertising costs for the years ended December 31, 2010, 2009 and 2008 were $52 million, $55 million and $23 million, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the reported net loss for 2010, the effect of potentially dilutive common shares was anti-dilutive and therefore not included in the calculation of diluted earnings per share.  The effect of potentially dilutive common shares for 2009 and 2008 was not material.

The following table sets forth the calculation of basic and diluted earnings (loss) per share in 2010 for the Successor, and in 2009 and 2008 for the Predecessor:

	Successor Company	Predecessor Company
	Years Ended December 31,
	2010	2009	2008
	(in millions, except per share amounts)
Income (loss) available to common stockholders	$(196)	$8,257	$183
Weighted-average common shares outstanding	15	147	146
Basic and diluted earnings (loss) per share	$(13.04)	$56.32	$1.25

During 2010, certain employees and certain non-management directors were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards met the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At December 31, 2010, there were 427,867 such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, none of the loss from continuing operations in 2010 was allocated to these participating securities as these awards do not share in any loss generated by the Company.

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

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

Level 3 — Valuations based on unobservable inputs reflecting our own assumptions.  These valuations require significant judgment.

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

The Company’s financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds.  The Company’s money market funds have been recorded at fair value using Level 1 inputs.  The fair values of trade receivables and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value of the debt obligations at December 31, 2010 and 2009:

	Successor Company
	At December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Debt obligations (Level 2 valuation)	$2,171	$1,496	$2,750	$2,750

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” which amends ASC Topic 605, “Revenue Recognition”.  This accounting update establishes a hierarchy for allocating revenue to each element within a multiple deliverable arrangement.  The Company implemented ASU 2009-13 on January 1, 2010.  This ASU did not have an impact on our 2010 financial statements.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amendments to Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” by requiring new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy.  The provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which will be effective for reporting periods beginning after December 15, 2010.  The Company has adopted the applicable provisions of ASU 2010-06 as required and it did not have an impact on our financial statements.

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted. The Company is currently evaluating the impact of ASU 2010-28 on our consolidated financial statements.

Note 2  Restructuring

In the second quarter of 2008, the Company began implementing strategic and market exit initiatives to improve ongoing operational efficiencies and reduce total operating expenses.  During the years ended December 31, 2010, 2009 and 2008, the Company recorded $4 million, $25 million and $23 million respectively, of restructuring charges associated with its ongoing strategic and market exit initiatives, and includes pre-petition capital restructuring initiatives. These charges include severance and benefit costs which provided termination benefits for approximately 660, 530 and 570 employees in 2010, 2009 and 2008, respectively.

The following table sets forth the restructuring costs that are included in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

	Successor Company	Predecessor Company
	Years Ended December 31,
	2010	2009	2008
	(in millions)
Severance pay and benefits	$6	$10	$11
Capital restructuring - pre-petition	(3)	10	3
Facilities charges	1	3	5
Other	—	2	4
Total restructuring expense	$4	$25	$23

The following table sets forth the balance of the restructuring accrual at December 31, 2010 and details the changes in the accrued liability in 2010:

	Successor Company
	Beginning Balance at January 1, 2010	Restructuring Expense	Refund (Payments)	Ending Balance at December 31, 2010
	(in millions)
Severance pay and benefits	$4	$6	$(7)	$3
Capital restructuring — pre-petition	—	(3)	3	—
Facilities charges	—	1	(1)	—
Total	$4	$4	$(5)	$3

The following table sets forth the balance of the restructuring accrual at December 31, 2009 and details the changes in the accrued liability in 2009:

	Predecessor Company			Successor Company
	Beginning Balance at January 1, 2009	Restructuring Expense	Payments	Ending Balance at December 31, 2009
	(in millions)
Severance pay and benefits	$3	$10	$(9)	$4
Capital restructuring — pre-petition	—	10	(10)	—
Facilities charges	—	3	(3)	—
Other	—	2	(2)	—
Total restructuring expense	$3	$25	$(24)	$4

The Company anticipates there will be additional restructuring charges in subsequent periods.

Note 3  Fresh Start Accounting and Reorganization Items

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

During the year ended December 31, 2010, the Company recorded reorganization items resulting in a loss of $5 million primarily consisting of professional fees directly associated with our Chapter 11 reorganization.  Cash paid for reorganization items in 2010 was $27 million.

During the year ended December 31, 2009, the Predecessor Company recorded reorganization items resulting in a gain of $8,035 million, associated with the adoption of fresh start accounting, comprised of a gain of $6,035 million resulting from the discharge of liabilities under the Amended Plan as well as a gain of $2,469 million associated with fresh start accounting adjustments. These gains were somewhat offset by other reorganization charges of $424 million related to interest rate swap derivatives and $45 million associated with professional fees.

The following table sets forth the details of the Predecessor’s 2009 reorganization items:

Predecessor Company
Year Ended December 31, 2009
(in millions)
Gain on settlement of liabilities subject to compromise	$6,035
Adjustment to goodwill	1,631
Write-off of deferred revenue and deferred directory costs	631
Adjustment to intangible assets	555
Adjustment to accumulated other comprehensive income	(281)
Other fresh start accounting adjustments	(67)
Total reorganization items associated with fresh start accounting	8,504
Fair value adjustment associated with interest rate swap derivatives	(279)
Write-off of deferred losses associated with interest rate swap derivatives	(145)
Other	(45)
Total reorganization items for 2009	$8,035

The following table sets forth the fresh start activities associated with the gain on settlement of liabilities subject to compromise of $6,035 million:

Predecessor Company
Year Ended December 31, 2009
(in millions)
Debt obligations	$9,079
Derivative liabilities, net	496
Debt issuance costs	(73)
Accrued interest	117
Other accounts payable and accrued liabilities	2
Other current liabilities	3
Unrecognized tax benefits	66
Total liabilities subject to compromise	$9,690
Less:
Cash payments to allowed secured and allowed unsecured claim holders	(617)
New common stock and paid-in-capital issued to satisfy allowed and disputed claims	(200)
New debt issued to satisfy allowed and disputed claims	(2,750)
Other adjustments	(88)
Gain on settlement of liabilities subject to compromise	$6,035

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

Other reorganization expenses of $45 million for the year ended December 31, 2009 primarily consisted of professional fees directly associated with the reorganization of the business under Chapter 11 of the Bankruptcy Code.  Cash paid for the year ended December 31, 2009 totaled $35 million, primarily representing payment of professional fees directly associated with the reorganization of the business.

Professional fees for post-emergence activities related to claim settlements, plan implementation and other transition costs attributable to the reorganization are expected to continue into 2011.

Note 4  Additional Financial Information

Statement of Operations

During 2010, the Company recorded $40 million of reduced operating expenses related to the favorable non-recurring, non-cash resolution of state operating tax claims.  These reductions were recorded in general and administrative expenses on the Company’s consolidated statement of operations.

During 2010, the Company recorded a gain of $76 million related to the early extinguishment of a portion of our senior secured term loans.

As a result of our bankruptcy filing in 2009, interest expense associated with our then existing debt and interest rate swap agreements was not accrued after March 31, 2009.

During 2008, the Company recorded non-cash impairment charges of $225 million related to the write down of assets of $222 million related to Switchboard.com and $3 million related to other assets.

The following tables set forth additional financial information related to our consolidated financial statements.

Balance Sheet

Allowance for doubtful accounts

	At December 31,
	2010	2009	2008
	(in millions)
Predecessor company balance at beginning of period		$108	$77
Successor company balance at beginning of period	$—
Additions charged to expense (1)	89	267	239
Deductions (2)	—	(229)	(208)
Fresh start accounting adjustments (3)	—	(146)	—
Predecessor company ending balance			$108
Successor company ending balance	$89	$—

(1)	Includes bad debt expense and sales allowance (recorded as contra revenue).
(2)	Amounts written off as uncollectibles, net of recoveries and sales adjustments.
(3)

In connection with the Company’s adoption of fresh start accounting in 2009, accounts receivable was valued at fair value. Accordingly, the allowance for doubtful accounts was reduced to zero as of December 31, 2009.

Accounts payable and accrued liabilities

	Successor Company
	At December 31,
	2010	2009
	(in millions)
Accounts payable	$17	$39
Accrued expenses	27	50
Accrued salaries and wages	107	92
Accrued taxes	84	50
Accrued interest	1	1
	$236	$232

Cash Flow

	Successor Company	Predecessor Company
	Years Ended December 31,
	2010	2009	2008
	(in millions)
Cash paid
Income taxes, net of amounts refunded	$(92)	$234	$180
Interest, net	278	172	644

Comprehensive Income (Loss)

The following table sets forth the computation of total comprehensive income (loss):

	Successor Company	Predecessor Company
	Years Ended December 31,
	2010	2009	2008
	(in millions)
Net income (loss)	$(196)	$8,257	$183
Other comprehensive income (loss), net of tax:
Unrealized (losses) on cash flow hedges	—	—	(23)
Reclassification adjustment associated with cash flow hedge losses realized in net income	—	114	—
Adjustments for pension and post-employment benefits	(40)	(67)	(13)
Fresh start accounting adjustments	—	175	—
Total comprehensive income (loss)	$(236)	$8,479	$147

As of December 31, 2010, the balance in accumulated other comprehensive loss includes an unrealized loss of $40 million (net of tax of $24 million) related to pension and other post-employment benefits.

In connection with the Company’s adoption of fresh start accounting in 2009, the losses previously deferred in accumulated other comprehensive loss were recognized as reorganization items in the consolidated statement of operations in 2009. This resulted in a charge of $175 million (net of tax of $106 million) recorded to the consolidated statement of operations as reorganization items. As a result of fresh start accounting, the balance in accumulated other comprehensive loss at December 31, 2009 was zero.

Note 5  Property, Plant and Equipment

The following table sets forth the details of property, plant and equipment:

	Successor Company
	At December 31,
	2010	2009
	(in millions)
Land, buildings and building improvements	$42	$42
Leasehold improvements	8	7
Computer and data processing equipment	67	56
Furniture and fixtures	2	2
Other	3	—
Property, plant and equipment	122	107
Less accumulated depreciation	28	—
Total	$94	$107

Depreciation expense for 2010, 2009 and 2008 was $29 million, $28 million and $34 million, respectively.

In 2009, in connection with the Company’s adoption of fresh start accounting, property, plant and equipment was stated at fair value.  As such, the balance in accumulated depreciation was reduced to zero as of December 31, 2009.

Note 6  Intangible Assets

Intangible assets are recorded separately from goodwill if they meet certain criteria.

The following table sets forth the details of the Company’s intangible assets:

	Successor Company
	At December 31, 2010			At December 31, 2009
	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount
	(in millions)
Client relationships	$497	$100	$397	$497	$—	$497
Internal use software	99	46	53	78	—	78
Patented technologies	34	11	23	34	—	34
Marketing-related intangibles	8	—	8	5	—	5
Total intangible assets	$638	$157	$481	$614	$—	$614

Amortization expense for intangible assets was $157 million, $40 million and $44 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In connection with the Company’s adoption of fresh start accounting in December 2009, the Company recorded intangible assets related to client relationships, patented technologies (patents), and marketing-related intangible assets (trademarks, domain names and trade names).  The fair value determination resulted in a $555 million net increase for intangible assets on the Company’s December 31, 2009 consolidated balance sheet.  This increase in intangible assets significantly increased the Company’s amortization expense in 2010 and will also impact future periods. In 2009, in connection with the Company’s adoption of fresh start accounting, internal use software was stated at fair value.  As such, the balance in accumulated amortization was reduced to zero as of December 31, 2009.

Amortization expense is estimated to be $142 million in 2011, $128 million in 2012, $104 million in 2013 and $99 million in 2014 for the intangible assets as of December 31, 2010.

Note 7  Debt Obligations

The following table sets forth the Company’s outstanding debt obligations on the consolidated balance sheets for the years ended December 31, 2010 and 2009:

			Successor Company
		Original	At December 31,
	Interest Rates	Maturity	2010	2009
			(in millions)
Senior secured term loans	ABR + 7.00%	2015	$2,171	$2,750

On December 31, 2009, the Company emerged from bankruptcy and entered into a loan agreement (the “Loan Agreement”) with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans, which were issued on December 31, 2009 in partial satisfaction of the amounts outstanding under the Company’s pre-petition senior secured credit facilities. The administrative agent and such financial institutions were the administrative agent and the lenders under the Company’s pre-petition senior secured credit facilities.

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

Loan Agreement Amendment

On December 13, 2010, the Company entered into the First Amendment (the “Amendment”) to the Loan Agreement, dated December 31, 2009. The terms of the Amendment allowed a one-time repurchase and retirement of debt below par (“Voluntary Prepayment”).  Pursuant to the Amendment, the Company paid $185 million to prepay term loans of $264 million at 70% of par.

Debt Covenants

The Loan Agreement, as amended, requires the Company to meet minimum financial requirements, including that the Company maintain a consolidated leverage ratio, defined as total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”), as of the last day of each fiscal quarter, not to exceed 6.5 to 1.0 through December 31, 2010, and 7.5 to 1.0 beginning January 1, 2011, and that the Company maintain an interest coverage ratio, defined as EBITDA divided by cash interest paid, at the end of each fiscal quarter, of at least 1.4 to 1.0 through December 31, 2010, and 1.1 to 1.0 beginning January 1, 2011.  The Loan Agreement also includes covenants that restrict the Company’s and its restricted subsidiaries’ ability to incur additional debt, pay dividends and other distributions, create liens, merge, liquidate or consolidate, make investments and acquisitions, sell assets, enter into sale and leaseback transactions and swap transactions, and enter into agreements with affiliates.

The Loan Agreement, as amended, contains customary events of default, including without limitation, defaults on payments of the senior secured term loans and all other obligations under the Loan Agreement, as amended, and related loan documents (the “Obligations”), defaults on payments of other material indebtedness, breaches of representations and warranties in any material respect, covenant defaults, events of bankruptcy and insolvency, rendering of material judgments, the occurrence of certain ERISA defaults, failure of any guarantee of the Obligations to be in full force, invalidity of the liens securing the Obligations, change in control of the Company, or material breach of material agreements that has a material adverse effect.

As of December 31, 2010, the Company is in compliance with all of the covenants of its Loan Agreement, as amended.

Maturity and Debt Repayments

The Company has a mandatory debt principal payment due after each fiscal quarter prior to the December 31, 2015 maturity date on the outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement.  The Company has the right to make early payments at par on the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payments.

For the year ended December 31, 2010, the Company made cash debt payments of $500 million, which reduced the Company’s debt obligations by $579 million. On December 23, 2010, the Company paid $185 million to prepay term loans of $264 million at 70% of par. This transaction resulted in the Company recording a $76 million gain ($79 million gain offset by $3 million in administrative fees associated with the transaction), which was recorded as early extinguishment of debt on the Company’s 2010 consolidated statement of operations. For the year ended December 31, 2010, the Company also made additional debt principal payments at par of $315 million.

Note 8  Leasing Arrangements

The Company leases certain facilities and equipment for use in operations under operating leases. Total net rent expense under operating leases amounted to $21 million in 2010, $27 million in 2009 and $30 million in 2008.

The aggregate minimum net rental commitments under non-cancelable leases at December 31, 2010, are shown for the periods below:

Years:	Operating Leases
(in millions)
2011	$19
2012	15
2013	12
2014	10
2015	8
Thereafter	16
Total minimum rental commitments	$80

Note 9  Stockholders’ Equity (Deficit)

Capital Stock

The Company has authority to issue 65 million shares of capital stock, of which 60 million shares are common stock, with a par of value $.01 per share, and 5 million shares are preferred stock, with a par value of $.01 per share.  As of December 31, 2010, the Company has 15,489,936 shares of common stock outstanding.  The Company has not issued any shares of preferred stock.

In connection with the Company’s adoption of fresh start accounting, effective December 31, 2009, all components of the Predecessor’s stockholders’ equity were eliminated and the new capital stock was recorded at $200 million.

Note 10 Pension and Other Post-Employment Benefit Costs

Current Plans

The Company provides pension and other post-employment benefits (“OPEB”) to many of its employees.  The Company’s pension plans are noncontributory defined benefit pension plans. The pension plans include the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The assets of the two plans are held in a master trust.  We also maintain a non qualified pension plan for certain employees.  The Company’s OPEB includes post-employment health care and life insurance plans for the Company’s retirees and their dependents that are both contributory and noncontributory and include a limit on the Company’s share of cost for recent and future retirees. The measurement date for the Company’s pension and post-employment health care and life insurance plans is December 31.  Pension assets held in trust and recorded on the consolidated balance sheet as of December 31, 2010 are valued in accordance with applicable accounting guidance on fair value measurements.

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

Certain participants within several of the Company’s collective bargaining units no longer earn pension benefits.  The Company’s contracts with union employees contain limits on the amount the Company will subsidize retiree health care and life insurance expenses beginning in 2009.

Spin-off Transaction

Prior to the spin-off from Verizon, the Company participated in Verizon’s pension and OPEB plans. Pension and OPEB expense and benefit payments were allocated to the Company based on Verizon’s allocations methodology.  Effective with the spin-off, SuperMedia created its own employee pension and OPEB plans that were substantially similar to the Verizon plans.  Pension plan assets were transferred from Verizon based on the requirements of Section 414(1) of the Internal Revenue Code for all Idearc individuals whose accrued benefits were transferred to an Idearc pension plan.  This calculation resulted in the pension being transferred to the Company in an over-funded position.  An initial pension asset transfer equal to 90% of the estimated asset transfer was completed after the spin-off and prior to December 31, 2006.  The final transfer was received on November 20, 2009.

Components of Net Periodic Benefit Expense (Income)

The net periodic benefit expense (income) of the pension plans and post employment health care and life are:

	Pension			Health Care and Life
	Successor Company	Predecessor Company		Successor Company	Predecessor Company
	Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008
	(in millions)
Service cost	$3	$5	$7	$1	$2	$2
Interest cost	28	30	32	15	17	17
Expected return on assets	(39)	(43)	(54)	—	—	—
Actuarial loss, net	—	1	—	—	2	5
Prior service cost	—	2	1	—	(5)	(5)
Settlement losses (gains)	2	12	(5)	—	—	—
Net periodic benefit cost (income)	$(6)	$7	$(19)	$16	$16	$19

The Company recorded pension settlement losses of $2 million for the year ended December 31, 2010, pension settlement losses of $12 million in 2009 and settlement gains of ($5) million in 2008, related to employees that received lump-sum distributions. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

The following tables summarize the benefit obligations, plan assets, funded status and rate assumptions associated with pension and postretirement health care and life insurance benefit plans for 2010 and 2009:

	Pension		Health Care and Life
	2010	2009	2010	2009
	(in millions, except % amounts)
Change in Benefit Obligation:
At January 1 — Predecessor Company		$509		$274
At January 1 — Successor Company	$501		$283
Service cost	3	5	1	2
Interest cost	28	30	15	17
Actuarial (gain)/loss, net	63	55	22	14
Benefits paid	(72)	(98)	(24)	(24)
Plan amendments	—	—	—	—
Benefit obligations at December 31 — Successor Company	$523	$501	$297	$283

The accumulated benefit obligation for all defined benefit pension plans was $521 million and $496 million at December 31, 2010 and 2009 respectively.

	Pension		Health Care and Life
	2010	2009	2010	2009
	(in millions, except % amounts)
Change in plan assets:
At January 1 — Predecessor Company		$649		$—
At January 1 — Successor Company	$544		$—
Actual return on plan assets	58	(24)	—	—
True-up in final transfer from Verizon	—	17	—	—
Benefits paid	(72)	(98)	—	—
Plan assets at December 31 — Successor Company	$530	$544	$—	$—

Funded status at December 31 (plan assets less benefit obligations) — Successor Company	$7	$43	$(297)	$(283)

Amounts recognized in consolidated balance sheet at December 31 — Successor Company:
Non-current assets	$42	$65	$—	$—
Current liabilities	—	—	(23)	(22)
Non-current liabilities	(35)	(22)	(274)	(261)
Net asset/(liability) at end of year	$7	$43	$(297)	$(283)

	Pension		Health Care and Life
	2010	2009	2010	2009
	(in millions, except % amounts)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Actuarial loss, net	$42	$124	$22	$88
Prior service cost	—	15	—	(29)
Fresh start accounting adjustments	—	(139)	—	(59)
	$42	$—	$22	$—

Weighted-average assumptions to determine benefit obligations, at December 31 — Successor Company:
Discount rate	5.55%	6.00%	5.56%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Initial trend rate	—	—	8.00%	6.50%
Ultimate trend rate	—	—	5.00%	5.00%
Year attained	—	—	2017	2013

	Pension		Health Care and Life
	2010	2009	2010	2009
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
Weighted-average assumptions used for determining benefit cost:
Discount rate	6.00%	6.75%	6.00%	6.75%
Expected return on plan assets	7.50%	7.50%	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Initial trend rate	—	—	6.50%	7.00%
Ultimate trend rate	—	—	5.00%	5.00%
Year attained	—	—	2013	2013

Identified below are the Plans that have an Accumulated Benefit Obligation greater than Plan assets as of December 31, 2010:

	Successor Company
	Collectively Bargained Pension Plan	Supplemental Retirement Plan
Accumulated benefit obligation	$182	$8
Projected benefit obligation	184	8
Plan assets	158	—

The table below sets forth the expected future benefit payments:

	Successor Company
	Pension	Healthcare and Life
	(in millions)
2011	$42	$23
2012	42	24
2013	40	24
2014	40	24
2015	38	24
2016 to 2020	182	107

The discount rate reflects the current rate at which the projected benefit obligations could be effectively settled or paid out to participants at the end of the year.  We determine our discount rate based on a range of factors, including a yield curve comprised of the rates of return on several hundred high-quality, fixed-income corporate bonds available on the measurement date for the related expected duration for the obligations, prepared by an independent third party.  The expected rate of return for the pension assets represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on the plan is developed from the expected future return on each asset class, weighted by the expected allocation of pension assets to that asset class. Historical performance is considered for the types of assets in which the plan invests, independent market forecasts and economic and capital market considerations. The Company has set an expected rate of return on the plan assets at 7.5% for 2011.

The healthcare cost trend rate as of December 31, 2010 was 8%, declining to 5% by 2017 for both pre- and post-age 65 employees and retirees.

Health Care Trend Impact — One Percentage Point:

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	Increase	Decrease
	(in millions)
Effect on total service and interest cost for 2010	$1	$(1)
Effect on December 31, 2010, postretirement benefit obligation	21	(18)

Pension Plan Assets

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

The fair values of the Company’s pension plan assets, held in the Master Trust, at December 31, 2010 by asset category are as follows:

	Successor Company
	Total	Level One (quoted prices in active markets)	Level Two (significant observable input)	Level Three (significant unobservable inputs)
	(in millions)
Cash and cash equivalents	$18	$7	$11	$—
Interest rate swaps	13	—	13	—
Fixed income securities
U.S. treasuries	136	136	—	—
Corporate bonds	62	62	—	—
Municipalities and other	13	13	—	—
Hedge funds
Directional	141	—	—	141
Relative value	80	—	—	80
Event driven	46	—	—	46
Other	21	—	—	21
Total	$530	$218	$24	$288

Reconciliation of Level Three Assets:

Successor Company
Hedge Fund Portfolio
(in millions)
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Ending Balance at December 31, 2009	$286
Actual return on plan assets:
Relating to assets still held at the reporting date unrealized gain/(loss)	21
Relating to assets sold during period: purchase, sales and settlements	(1)
Transfers (out)	(18)
Ending Balance at December 31, 2010	$288

The asset allocation percentages for the pension plans by asset category at December 31, 2010 and 2009 are as follows:

	Successor Company
	2010	2009
Cash and cash equivalents	4%	14%
Interest rate swaps	2	(2)
Fixed income securities	40	35
Hedge funds	54	53
Total	100%	100%

The Company’s pension plan asset portfolio consists of cash and cash equivalents, interest rate swaps, fixed income securities and hedge funds. The interest rate swaps portfolio helps to reduce and/or mitigate interest rate risk. Interest rate swaps are valued by using external pricing sources using quoted inputs on the valuation date, such as specific yield curves and volatility quotes. The fixed income securities portfolio is comprised of investment grade corporate bonds and government bonds/investments that aim to protect the invested principal while paying out a regular income. Hedge funds use complex investment strategies such as long, short and derivative positions in both domestic and international markets.  The Company’s targeted investment in hedge funds is 45% to 55% and 30% to 40% for investments in fixed income securities.  The remaining assets are invested in interest rate swaps and cash and cash equivalents.

The Company uses net asset value (the “NAV”) to determine the fair value of all the underlying investments which do not have a readily determinable value, and either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. As of December 31, 2010, the Company used NAV to value its hedge fund investments (Level 3 investments). These Level 3 investments do not have readily available market values.  These estimated fair values may differ significantly from the values that would have been used had a ready market for these investments existed. The Company has no unfunded commitments to these investments. For hedge funds, the Company has redemption rights with respect to its investments that range up to three years.

Hedge Fund Investments

Our hedge fund investments are made through limited partnership interests in various hedge funds that employ different trading strategies. Below are the categories and strategies followed by our hedge funds. As of December 31, 2010, no hedge fund made up more that 3.6% of total pension assets.

Directional

A directional strategy entails taking a net long or short position in a market, requiring forecasting the movement of the market.

Macro — These funds are leveraged investments on anticipated price movements of stock markets, interest rates, foreign exchange and physical commodities.

Equity long/short opportunistic — These funds consist of a core holding of long equities hedged at all times with short sales of stocks and/or stock index options.

Other directional — These funds are invested in a broad group of directional strategies, often with little hedging.

Relative value

This strategy is intended to take advantage of mispricing between two related and often correlated securities.

Statistical arbitrage — The funds in this strategy profit from temporary pricing discrepancies between related securities. The discrepancies offer an opportunity to take a long position on the cheaper security and to short the more expensive one in an attempt to profit as the prices of the two revert to their norm, or mean.

Equity long/short high hedge — These funds seek to profit from pricing inefficiencies between related equity securities, neutralizing exposure to market risk by combining long and short positions.

Event driven

This strategy uses different investment approaches to profit from reaction to various events.

Distressed — These funds invest in, and may sell short, the securities of companies where the security’s price has been, or is expected to be, affected by a distressed situation such as a bankruptcy or corporate restructuring.

Event driven credit — These funds invest in debt securities created by significant transactional events such as spin-offs, mergers and acquisitions, bankruptcy reorganizations and recapitalizations.

Restructuring and value — These funds invest in restructuring companies that are undergoing significant corporate events such as spin-offs, recapitalizations, litigation events, strategic realignment and other major changes. It also includes “value” investments in securities that are believed to be underpriced relative to their intrinsic or fundamental value or which are expected to appreciate in value if circumstances change or an anticipated event occurs.

Other

These funds have been committed to various fund managers and will be invested in subsequent periods.

Expected Rate of Return for Pension Assets

The expected rate of return for the pension assets represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on the plan is developed from the expected future return on each asset class, weighted by the expected allocation of pension assets to that asset class. We have set an expected rate of return on the plan assets at 7.5% for 2011, the same as that used in 2010 and 2009. The actual rate of return on assets during 2010 was 11.1% and (4.0%) in 2009.

Note 11  Employee Benefits

Savings Plans

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in this plan. Under the plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees. The Company recorded total savings plan expenses of $20 million, $19 million and $29 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

The following table provides an analysis of severance liability.  The 2010 activity and 2009 ending balance relates to the Successor Company.  All other amounts in the table relate to the Predecessor Company.

Year	Beginning of Year	Charged to Expense	Payments	End of Year
2010	$7	11	(8)	$10
2009	$7	10	(10)	$7
2008	$8	19	(20)	$7

The 2010 and 2009 severance liability includes activity associated with the Company’s restructuring charge. For additional information on restructuring activities, see Note 2.

The 2010 expense includes severance benefits costs of $5 million associated with the resignation of certain executives, including Scott W. Klein, our former Chief Executive Officer.

Note 12  Stock-Based Compensation

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

Grants of 79,000 shares of restricted stock provided to Mr. Klein, the Company’s former chief executive officer, were not subject to the above restrictions and vested as a result of his resignation.  The remaining shares granted to Mr. Klein and certain other executives were subject to the above restriction and were forfeited as a result of their resignations.

Certain of the Company’s non-management directors were granted restricted stock awards that vested on December 31, 2010.

A portion of the cost related to these awards is included in the Company’s compensation expense for the year ended December 31, 2010.

Changes in the Company’s outstanding restricted stock awards were as follows:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2010	—	$—
Granted	666,483	30.88
Vested	(93,912)	37.54
Forfeitures	(144,704)	37.98
Outstanding restricted stock at December 31, 2010	427,867	$27.01

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

A portion of the costs of this award is included in the Company’s compensation expense for the year ended December 31, 2010.

Changes in the Company’s outstanding restricted stock units were as follows:

	Restricted Stock Units	Weighted-Average Fair Value
Outstanding RSUs at January 1, 2010	—	$—
Granted	12,093	33.09
Dividend equivalents	—	—
Payments	—	—
Forfeitures	—	—
Outstanding RSUs at December 31, 2010	12,093	$33.09

Stock Options

The 2009 Plan provides for grants of stock options. These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

On December 9, 2010, Peter J. McDonald, the Company’s President and Chief Executive Officer, was granted a stock option award of 150,000 shares under the 2009 Plan. The stock option award vests over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date and has a ten year term from the date of grant.

A stock option holder may pay the option exercise price in cash by delivering unrestricted shares to the Company having a value at the time of exercise equal to the exercise price, by a cashless broker-assisted exercise, by a combination of these methods or by any other method approved by the Compensation Committee of the Company’s Board of Directors. Options may not be re-priced without the approval of the Company’s stockholders.

The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model.  The model incorporates assumptions regarding inputs as follows:

•                        Expected volatility is a blend of the historical volatility of SuperMedia stock over its history and the historical volatility of thirteen of the Company’s peers;

•                        Expected life is calculated based on the average life of the remaining vesting term and the remaining contractual life of each award; and

•                        The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

Weighted average option fair values and assumptions for the period specified are disclosed in the following table:

Year ended December 31,
2010
Weighted average fair value of grants	$4.19
Dividend yield	0.00%
Volatility	61.24%
Risk-free interest rate	2.31%
Expected life (in years)	6.00

A portion of the cost related to these stock option awards is included in the Company’s compensation expense for the year ended December 31, 2010.

Changes in the Company’s outstanding stock option awards were as follows:

	Number of Stock Option Awards	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)
Outstanding stock option awards at January 1, 2010	—	—	—	—
Granted	150,000	$7.25	10.00	$0.00
Exercises	—	—	—	—
Forfeitures/expirations	—	—	—	—
Outstanding stock option awards at December 31, 2010	150,000	$7.25	9.94	$1.46

Stock-Based Compensation Expense

The compensation expense recognized related to stock-based compensation was $6 million, $12 million and $6 million, for the years ended December 31, 2010, 2009 and 2008, respectively. The 2009 amount includes $4 million associated with the cancellation of the Predecessor stock-based compensation awards. Because the cancellation of the awards was not accompanied by a concurrent grant, this represents the entire unrecognized compensation expense.  Stock-based compensation is recorded as part of general and administrative expense on the consolidated statements of operations, except for the $4 million which was recorded as part of reorganization items in 2009 on the consolidated statement of operations.

As of December 31, 2010, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock and restricted stock unit awards was approximately $9 million and is expected to be recognized over a weighted-average period of approximately 2.3 years.

Note 13  Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Successor Company	Predecessor Company
	Years Ended December 31,
	2010	2009	2008
	(in millions)
Current
Federal	$100	$86	$154
State and local	18	(35)	15
	118	51	169
Deferred
Federal	(200)	293	(68)
State and local	(25)	30	(5)
	(225)	323	(73)
Total provision (benefit) for income taxes	$(107)	$374	$96

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Successor Company	Predecessor Company
	Years Ended December 31,
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Reorganization items	—	(30.8)	—
Permanent differences, net	2.5	(0.1)	(2.9)
State and local income tax, net of federal tax benefits	1.7	0.3	4.6
Changes in tax law	(2.5)	—	—
Tax benefit for changes in uncertain tax positions, net	(0.9)	(0.1)	(2.3)
Other, net	(0.5)	—	—
Effective income tax rate	35.3%	4.3%	34.4%

Our 2010 effective income tax rate was impacted by certain changes in tax law. On March 23, 2010 the Patient Protection and Affordable Care Act was signed into law, which was amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010.  These Acts include provisions that eliminate a future tax deduction related to Medicare Part D subsidies received on or after January 1, 2013.  This change in tax law required the Company in March 2010 to record a non-cash income tax charge of $7 million to reduce the associated deferred tax asset.

The lower effective tax rate in 2009 was due to reorganization items. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of indebtedness income (“CODI”), which must be included in the Company’s taxable income. However, recognition of CODI is limited for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the Bankruptcy Court or pursuant to a plan of reorganization approved by the Bankruptcy Court.  The Amended Plan enabled the Predecessor to qualify for this bankruptcy exclusion rule and exclude substantially all of the gain on the settlement of debt obligations and derivative liabilities from taxable income.

Deferred Taxes

Deferred taxes arise because of differences in the book and tax basis of certain assets and liabilities. Significant components of deferred income tax assets and liabilities are shown in the following table:

	Successor Company
	At December 31,
	2010	2009
	(in millions)
Deferred income tax assets:
Employee benefits	$157	$129
Uncollectible accounts receivable	31	65
Contingent liabilities	7	25
Unrecognized tax benefits	4	3
Professional fees and claims relating to bankruptcy	8	7
Gross deferred income tax assets	207	229
Deferred income tax liabilities:
Fixed assets and intangibles	(132)	(173)
Deferred directory and commission costs	(71)	—
Gain on debt retirement	(28)	—
Deferred revenue	—	(329)
Gross deferred income tax liabilities	(231)	(502)
Net deferred income taxes	$(24)	$(273)
Amounts included in consolidated balance sheets, net:
Current deferred tax assets (liabilities)	$(2)	$(218)
Non-current deferred tax assets (liabilities)	(22)	(55)
	$(24)	$(273)

No valuation allowance was recorded in 2010 and 2009 because the Company believes that based on all available evidence, it is more likely than not that the gross deferred tax assets will be realized.

The Company files its income tax returns in the United States federal and various state jurisdictions. As a result of the Predecessor Company bankruptcy proceedings and with limited exceptions, the Company is no longer subject to United States federal, state and local assessments by tax authorities for years before 2009.

Unrecognized Tax Benefits

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns. The following table shows changes to unrecognized tax benefits in 2010 and 2009:

	2010	2009
	(in millions)
Unrecognized tax benefits at January 1 — Predecessor Company		$85
Unrecognized tax benefits at January 1 — Successor Company	$33
Gross increases — tax positions in prior period	8	6
Gross decreases — tax positions in prior period	(4)	(66)
Gross increases — tax positions in current period	—	27
Settlements	—	—
Lapse of statute of limitations	—	(19)
Unrecognized tax benefits at December 31 — Successor Company	$37	$33

In 2009, the Company included $66 million of unrecognized tax benefits in liabilities subject to compromise as these matters were resolved in connection with the bankruptcy process. The Company recorded additional unrecognized tax benefits of $27 million for bankruptcy related tax positions.

The total amount of unrecognized tax benefits including interest accruals, if recognized, would impact the effective tax rate.

The Company recorded interest and penalties related to unrecognized tax benefits as part of provision (benefit) for income taxes on the Company’s consolidated statements of operations. During the tax years 2010, 2009 and 2008 the Company recognized approximately $1 million, ($12) million and ($5) million in interest, respectively. Unrecognized tax benefits included $1 million of accrued interest at both December 31, 2010 and 2009.

SuperMedia does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during 2011.

Note 14  Contingencies

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material adverse effect on its statement of operations.

In October 2007, the Company received a proposed assessment from the State of New York related to sales and use tax on printing and mailing charges.  The proposed assessment relates to the audit period March 1998 through May 2005. On May 5, 2008, the State of New York issued a notice of determination to the Company for approximately $28 million. The Company filed its response on July 25, 2008.  On October 1, 2009, the State of New York issued another notice of determination for sales and use tax for the period June 2005 to June 2009, for approximately $26 million. The tax allegedly due as asserted by the State is related to sales and use tax on printing and mailing charges. The Company filed its response asserting its disagreement with the second notice of determination.  The State of New York also sent individual notices of determination to past and current Company officers.  The Company filed its response to those individual notices as well.  On October 4, 2010, the bankruptcy court signed an agreed order settling and disposing all tax claims against the Company and its officers for all the tax periods prior to December 31, 2009, in return for two allowed claims in favor of the State of New York that have been handled in the bankruptcy administration.

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not against the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of the Company’s current officers (but not against the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008 and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District and a lead plaintiff and lead plaintiffs’ attorney have been selected (the “Buettgen” case).  On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint.   On August 11, 2010, in a one line order without an opinion, the Court denied the Company’s motion to dismiss.  Subsequently, the Court entered a scheduling order setting out a timetable for proceedings to consider class certification and administratively closing the case. The plaintiffs have filed their class certification motion and the Company filed its opposition on January 14, 2011.  The Company believes plaintiff’s claims are without merit and plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case).  The Corwin case generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 10, 2010, the court in the Buettgen case granted the Company’s motion staying the discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act.  After the adverse decision in the Buettgen case, the parties agreed to a scheduling order consistent with the prior Buettgen stay order.  The Company believes plaintiff’s claims are without merit and plans to honor its indemnification obligations and vigorously defend the lawsuits on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon employee benefits committee and pension plans and the Company employee benefits committee (the “EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under ERISA; that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the Court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company’s EBC relating to the production of documents and statutory penalties for failure to produce same.  The only claims remaining against the Company are procedural ERISA claims against the Company’s EBC.  On November 1, 2010, the Company’s EBC filed its answer to the complaint.  On November 4, 2010, the Company’s EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC.  The plaintiffs have moved for class certification against the Verizon defendants.

On December 10, 2009, a former employee with a history of litigation against the Company filed a class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company’s EBC.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA of the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  The briefing on the motion is complete and the Company awaits the order of the Court. The Company believes plaintiff’s claims are without merit and plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

Note 15  Quarterly Financial Information (Unaudited)

The following table sets forth the quarterly results of operations for the years ended December 31, 2010 and 2009:

Quarter Ended	Operating Revenue	Operating Income	Net Income (Loss)	Earnings (Loss) per Share(1)
	(in millions, except per share amounts)
2010 (Successor Company)
March 31	$154	$(144)	$(143)	$(9.56)
June 30 (2)	247	(61)	(83)	(5.55)
September 30 (2)	349	29	(26)	(1.73)
December 31 (3)	426	80	56	3.67
2009 (Predecessor Company) (4)
March 31 (5)	$674	$185	$(243)	$(1.66)
June 30 (5)	651	216	142	0.97
September 30 (5)	611	186	101	0.69
December 31 (6)	576	154	8,257	56.32

(1)

Equity based awards granted caused an immaterial increase in the number of dilutive shares with no material impact to the calculation of diluted earnings per common share. Earnings per share is computed independently for each quarter and the sum of the quarters may not equal the annual amount.

(2)

During 2010, the Company reduced operating expenses related to the favorable non-recurring, non-cash resolution of state operating tax claims of $16 million and $24 million in the quarters ended June 30 and September 30, respectively.

(3)	The quarter ended December 31, 2010 includes a pre-tax gain of $76 million related to the early extinguishment of a portion of our senior secured term loans.
(4)	During 2009 the Company entered and emerged from Chapter 11 Bankruptcy.
(5)

The quarters ended March 31, June 30 and September 30, 2009 include a charges recorded as reorganization items associated with the process of reorganizing the business under Chapter 11 of the United States Bankruptcy Code of $396 million, $9 million and $35 million, respectively.

(6)	The quarter ended December 31, 2009, includes reorganization item gain of $8,475 million in the consolidated statements of operations. For additional information, see Note 3.

Our 2010 results of operations were significantly impacted in connection with our adoption of fresh start accounting.  At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero.  As a result, approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) and $213 million of deferred directory costs were not recognized in our 2010 consolidated statement of operations which would have otherwise been recorded by the Predecessor Company.  In addition, our 2010 operating results were significantly impacted by the exclusion of approximately $61 million of bad debt expense due to the exclusion of revenue associated with the implementation of fresh start accounting at December 31, 2009 that would have been recognized by our Predecessor Company.  These non-cash fresh start adjustments impact only our 2010 consolidated statement of operations and do not affect future years’ results.  Likewise, these non-cash fresh start adjustments did not affect cash flows as client billing and collection activities remained unchanged.

In addition, at December 31, 2009, the fair values of certain intangible assets were increased in connection with the Company’s adoption of fresh start accounting in the amount of $555 million, resulting in an increase of amortization expense in 2010 of $111 million, which would not have been recorded by the Predecessor Company.

The following table sets forth the quarterly non-cash impacts associated with fresh start adjustments that were not recognized in our 2010 consolidated statement of operations:

Quarter Ended	Operating Revenue	Operating Income	Net Income
	(in millions)
2010
March 31	$379	$257	$159
June 30	265	177	113
September 30	140	93	59
December 31	42	25	15
Total	$826	$552	$346

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on its assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of internal control over financial reporting, as stated in their report which follows below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SuperMedia Inc.

We have audited SuperMedia Inc.’s internal control over financial reporting as of December 31, 2010 (Successor), based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SuperMedia Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SuperMedia Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SuperMedia Inc. as of December 31, 2010 and 2009 (Successor) and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2010 (Successor) and for the years ended December 31, 2009 and 2008 (Predecessor) and our report dated February 24, 2011 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Idearc Inc.’s plan of reorganization, which became effective on December 31, 2009.

/s/ Ernst & Young LLP

Dallas, Texas
February 24, 2011

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required in this Item 10 is incorporated by reference to our definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders scheduled to be held on May 11, 2011.  The proxy statement will be filed with the SEC no later than April 29, 2011.

Item 11.  Executive Compensation.

The information required in this Item 11 is incorporated by reference to our definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders scheduled to be held on May 11, 2011.  The proxy statement will be filed with the SEC no later than April 29, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in this Item 12 is incorporated by reference to our definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders scheduled to be held on May 11, 2011.  The proxy statement will be filed with the SEC no later than April 29, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required in this Item 13 is incorporated by reference to our definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders scheduled to be held on May 11, 2011.  The proxy statement will be filed with the SEC no later than April 29, 2011.

Item 14.  Principal Accountant Fees and Services.

The information required in this Item 14 is incorporated by reference to our definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders scheduled to be held on May 11, 2011.  The proxy statement will be filed with the SEC no later than April 29, 2011.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010)
3.2	Third Amended and Restated By-Laws of the Registrant, dated July 28, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed July 29, 2010)
3.3

First Amendment to Third Amended and Restated By-Laws of the Registrant, dated as of October 4, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed October 8, 2010)

3.4

Certificate of Ownership and Merger of Idearc Name Change Sub Inc., with and into Idearc Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.1

Publishing Agreement, dated November 17, 2006, among Verizon Communications Inc., Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.2

Non-Competition Agreement, dated November 17, 2006, between Verizon Communications Inc. and Idearc Media Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.3

Branding Agreement, dated November 17, 2006, between Verizon Licensing Company and Idearc Media Corp. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.4

Listings License Agreement, dated November 17, 2006, between specified Verizon telephone operating companies and Idearc Media Corp. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.5

Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A, filed November 22, 2006)

10.6

Fourteenth Amendment to Sublease Agreement, dated March 1, 2009, between Idearc Media LLC and Verizon Realty Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.7

Master Outsourcing Services Agreement, dated October 30, 2009, between Idearc Media Services — West Inc. and Tata America International Corporation and Tata Consultancy Services Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 5, 2009)

10.8

Standby Purchase Agreement, dated November 18, 2009, between the Registrant and Paulson & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2009)

10.9	First Amendment to Standby Purchase Agreement, dated December 31, 2009, between the Registrant and Paulson & Co. Inc.
10.10

Loan Agreement, dated December 31, 2009, among the Registrant, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.11

First Amendment to the Loan Agreement, dated December 13, 2010 between the Registrant and lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current

Report on Form 8-K, filed December 15, 2010)
10.12

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

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)
10.15

Amended and Restated Standstill Agreement, dated January 21, 2010, between the Registrant and Paulson & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010)

10.16*	2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)
10.17*	Summary of 2010 Short-Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed, April 5, 2010)
10.18*	Form of Emergence Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 16, 2010)
10.19*	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010)
10.20*	Form of Director Stock-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010)
10.21*	Amended and Restated Executive Transition Plan, dated May 26, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed July 29, 2010)
10.22*	Separation Agreement and Release, executed and delivered October 19, 2010 between the Registrant and Scott W. Klein (filed herewith)
10.23*	Letter of Resignation to the Board of Directors from Scott W. Klein, executed and delivered October 19, 2010 (filed herewith)
10.24*

Employment Agreement, Form of Stock Option Agreement and Form of Restricted Stock Agreement, dated December 9, 2010 between the Registrant and Peter J. McDonald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 10, 2010)

10.25	Code of Conduct of the Registrant, dated as of July 28, 2010 (filed herewith)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2011.

SUPERMEDIA INC.

By:	/s/ PETER J. MCDONALD
Peter J. McDonald
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2011.

/s/ PETER J. MCDONALD	Chief Executive Officer and Director
Peter J. McDonald	(Principal Executive Officer)

/s/ SAMUEL D. JONES	Executive Vice President — Chief Financial Officer and Treasurer
Samuel D. Jones	(Principal Financial and Accounting Officer)

/s/ EDWARD J. BAYONE	Director
Edward J. Bayone

/s/ ROBERT C. BLATTBERG	Director
Robert C. Blattberg

/s/ CHARLES B. CARDEN	Director
Charles B. Carden

/s/ ROBIN DOMENICONI	Director
Robin Domeniconi

/s/ THOMAS D. GARDNER	Director
Thomas D. Gardner

/s/ DAVID E. HAWTHORNE	Director
David E. Hawthorne

/s/ THOMAS S. ROGERS	Director
Thomas S. Rogers

/s/ JOHN SLATER	Director
John Slater

/s/ DOUGLAS D. WHEAT	Director
Douglas D. Wheat

EXHIBIT INDEX

Exhibits:
2.1

First Amended Joint Plan of Reorganization of Idearc Inc., et al Debtors, dated December 21, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 24, 2009)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010)
3.2	Third Amended and Restated By-Laws of the Registrant, dated July 28, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed July 29, 2010)
3.3

First Amendment to Third Amended and Restated By-Laws of the Registrant, dated as of October 4, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed October 8, 2010)

3.4

Certificate of Ownership and Merger of Idearc Name Change Sub Inc., with and into Idearc Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.1

Publishing Agreement, dated November 17, 2006, among Verizon Communications Inc., Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.2

Non-Competition Agreement, dated November 17, 2006, between Verizon Communications Inc. and Idearc Media Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.3

Branding Agreement, dated November 17, 2006, between Verizon Licensing Company and Idearc Media Corp. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.4

Listings License Agreement, dated November 17, 2006, between specified Verizon telephone operating companies and Idearc Media Corp. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.5

Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A, filed November 22, 2006)

10.6

Fourteenth Amendment to Sublease Agreement, dated March 1, 2009, between Idearc Media LLC and Verizon Realty Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.7

Master Outsourcing Services Agreement, dated October 30, 2009, between Idearc Media Services — West Inc. and Tata America International Corporation and Tata Consultancy Services Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 5, 2009)

10.8

Standby Purchase Agreement, dated November 18, 2009, between the Registrant and Paulson & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2009)

10.9	First Amendment to Standby Purchase Agreement, dated December 31, 2009, between the Registrant and Paulson & Co. Inc.
10.10

Loan Agreement, dated December 31, 2009, among the Registrant, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.11

First Amendment to the Loan Agreement, dated December 13, 2010 between the Registrant and lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 15, 2010)

10.12

Registration Rights Agreement, dated December 31, 2009, between the Registrant and the holders named herein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.13

Litigation Trust Agreement, dated December 31, 2009, by the Registrant for the benefit of the Beneficiaries entitled to the Trust Assets (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)
10.15

Amended and Restated Standstill Agreement, dated January 21, 2010, between the Registrant and Paulson & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010)

10.16*	2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)
10.17*	Summary of 2010 Short-Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed, April 5, 2010)
10.18*	Form of Emergence Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 16, 2010)
10.19*	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010)
10.20*	Form of Director Stock-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010)
10.21*	Amended and Restated Executive Transition Plan, dated May 26, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed July 29, 2010)

10.22*	Separation Agreement and Release, executed and delivered October 19, 2010 between the Registrant and Scott W. Klein (filed herewith)
10.23*	Letter of Resignation to the Board of Directors from Scott W. Klein, executed and delivered October 19, 2010 (filed herewith)
10.24*

Employment Agreement, Form of Stock Option Agreement and Form of Restricted Stock Agreement, dated December 9, 2010 between the Registrant and Peter J. McDonald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 10, 2010)

10.25	Code of Conduct of the Registrant, dated as of July 28, 2010 (filed herewith)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Management contract, compensatory plan or arrangement