Form 10-Q
period 2011-03-31
SUPERMEDIA INC.
filed 2011-05-04
CIK 1367396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. ☒ Yes  ☐No

As of April 29, 2011, there were 15,511,587 shares of the Registrant’s common stock outstanding.

			Page No.

Forward-Looking Statements			3

PART I - FINANCIAL INFORMATION

Item	1.	Financial Statements	4

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item	4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item	1.	Legal Proceedings	21

Item	1A.	Risk Factors	22

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item	3.	Defaults Upon Senior Securities	23

Item	4.	(Removed and Reserved)	23

Item	5.	Other Information	23

Item	6.	Exhibits	23

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•                  our inability to provide assurance for the long-term continued viability of our business;

•                  reduced advertising spending and contract cancellations by our clients, which causes reduced revenue;

•                  declining use of print yellow pages directories by consumers;

•                  competition from other yellow pages directory publishers and other traditional and new media, and our ability to anticipate or respond to changes in technology and user preferences;

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

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in millions, except per share amounts)

Operating Revenue	$438	$154
Operating Expense
Selling	116	109
Cost of sales (exclusive of depreciation and amortization)	110	89
General and administrative	65	52
Depreciation and amortization	44	48
Total Operating Expense	335	298

Operating Income (Loss)	103	(144)
Interest expense, net	57	72
Income (Loss) Before Reorganization Items and Provision (Benefit) for Income Taxes	46	(216)

Reorganization items	—	2
Income (Loss) Before Provision (Benefit) for Income Taxes	46	(218)

Provision (benefit) for income taxes	16	(75)
Net Income (Loss)	$30	$(143)
Basic and diluted earnings (loss) per common share	$1.91	$(9.56)
Basic and diluted weighted-average common shares outstanding	15.1	15.0

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At March 31,	At December 31,
	2011	2010
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$165	$174
Accounts receivable, net of allowances of $86 and $89	185	210
Deferred directory costs	188	199
Prepaid expenses and other	15	13
Total current assets	553	596
Property, plant and equipment	121	122
Less: accumulated depreciation	34	28
	87	94
Goodwill	1,707	1,707
Intangible assets, net	446	481
Pension assets	40	42
Other non-current assets	5	6
Total assets	$2,838	$2,926
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$141	$236
Deferred revenue	97	114
Deferred tax liabilities	1	2
Other	22	17
Total current liabilities	261	369
Long-term debt	2,171	2,171
Employee benefit obligations	355	355
Non-current deferred tax liabilities	14	22
Unrecognized tax benefits	38	37
Other liabilities	—	2
Stockholders’ equity (deficit):
Common stock ($.01 par value; 60 million shares authorized, 15,511,925 and 15,489,936 shares issued and outstanding in 2011 and 2010, respectively)	—	—
Additional paid-in capital	207	206
Retained earnings (deficit)	(166)	(196)
Accumulated other comprehensive (loss)	(42)	(40)
Total stockholders’ equity (deficit)	(1)	(30)
Total liabilities and stockholders’ equity (deficit)	$2,838	$2,926

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$30	$(143)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	44	48
Employee retirement benefits	4	5
Deferred income taxes	(8)	(109)
Provision for uncollectible accounts	17	12
Stock-based compensation expense	1	—
Changes in current assets and liabilities:
Accounts receivable and unbilled accounts receivable	7	334
Deferred directory costs	10	(82)
Other current assets	—	(9)
Accounts payable and accrued liabilities	(111)	41
Other, net	—	(5)
Net cash provided by (used in) operating activities	(6)	92
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(3)	(11)
Net cash used in investing activities	(3)	(11)
Cash Flows from Financing Activities
Repayment of long-term debt	—	—
Net cash used in financing activities	—	—
Increase (decrease) in cash and cash equivalents	(9)	81
Cash and cash equivalents, beginning of year	174	212
Cash and cash equivalents, end of period	$165	$293

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1

General

SuperMedia Inc. and its subsidiaries (collectively, “SuperMedia,” “We,” “Our,” “Us,” or the “Company”) sells advertising solutions to our clients and places their advertising into our various advertising media.  Our advertising media include Superpages yellow page directories, Superpages.com, our online local search resource, the Superpages.com network, an online advertising network, Superpages direct mailers, and Superpages mobile, our local search application for wireless subscribers. The Company offers the SuperGuarantee program, which is a consumer focused program designed to make it easier and faster for consumers to find businesses they trust.

We are the official publisher of Verizon Communications Inc. (“Verizon”) print directories in the markets in which Verizon is currently the incumbent local telephone exchange carrier. We use the Verizon brand on our print directories in these and other specified markets. We also have agreements with FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”) in connection with the transfer by Verizon to FairPoint and Frontier of certain local telephone exchange assets in various Northeast and Midwest states.  These agreements include a publishing agreement, a branding agreement and a non-competition agreement, each of which has a term expiring in 2036.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results of operations for the 2011 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

On December 31, 2009, upon emergence from bankruptcy, the Company adopted fresh start accounting in accordance with U.S. GAAP.  Accordingly, the Company’s 2010 financial results were significantly impacted.  At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero, which had a significant non-cash impact on our 2010 operating results.  As a result, approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) and $213 million of deferred directory costs were not recognized in our 2010 annual consolidated statement of operations.  These non-cash fresh start adjustments only impacted our 2010 consolidated statements of operations and do not affect current year results.  Likewise, these non-cash fresh start adjustments did not affect cash flows as client billing and collection activities remained unchanged.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of ASU 2010-28 did not have an impact on the Company’s consolidated financial position or results of operations.

Note 2

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common stockholders by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The effect of potentially dilutive common shares for the three months ended March 31, 2011 was not material, and due to the reported net loss for the three months ended March 31, 2010, the effect of potentially dilutive common shares was anti-dilutive and therefore not included in the calculation of diluted earnings (loss) per share in that period.

During 2011 and 2010, certain employees and certain non-management directors were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards met the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At March 31, 2011, there were 386,703 such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, the loss from continuing operations in the three months ended March 31, 2010 was not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in millions, except per share amounts)
Net income (loss)	$30	$(143)
Less allocation of income to participating unvested restricted stock units	(1)	N/A
Net income (loss) available to common stockholders	29	(143)
Weighted-average common shares outstanding	15.1	15.0
Basic and diluted earnings (loss) per share	$1.91	$(9.56)

Note 3

Additional Financial Information

Consolidated Statements of Operations

During the three months ended March 31, 2011, the Company recorded less than $1 million of reorganization items in the consolidated statement of operations, in accordance with provisions established by the applicable reorganization accounting rules, compared to $2 million for the three months ended March 31, 2010. Reorganization items represent charges that are directly associated with the reorganization process under Chapter 11 of the bankruptcy code and primarily consist of professional fees directly associated with our Chapter 11 reorganization.

During the three months ended March 31, 2011, the Company made payments of less than $1 million associated with reorganization items compared to $17 million for the three months ended March 31, 2010.

Balance Sheet

The following table sets forth additional information on accounts payable and accrued liabilities:

	At March 31,	At December 31,
	2011	2010
	(in millions)
Accounts payable and accrued liabilities:
Accounts payable	$11	$17
Accrued expenses	28	27
Accrued salaries and wages	69	107
Accrued taxes	32	84
Accrued interest	1	1
Accounts payable and accrued liabilities	$141	$236

Cash Flow

The following table sets forth certain financial information related to cash payments:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Income taxes, net of amounts refunded	$75	$—
Interest, net	57	72

Comprehensive Income (Loss)

The following table sets forth the computation of total comprehensive income (loss):

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net income (loss)	$30	$(143)
Other comprehensive income (loss), net of taxes:
Adjustments for pension and post-employment benefits	(2)	—
Total comprehensive income (loss)	$28	$(143)

As of March 31, 2011, the balance in accumulated other comprehensive loss includes an unrealized loss of $42 million (net of tax of $25 million) related to pension and other post-employment benefits.

As of December 31, 2010, the balance in accumulated other comprehensive loss includes an unrealized loss of $40 million (net of tax of $24 million) related to pension and other post-employment benefits.

Fair Values of Financial Instruments

The Company’s financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds. At March 31, 2011, the Company’s cash and cash equivalents were valued at $165 million using Level 1 inputs where the fair value is based on quoted prices in active markets for identical assets. The fair values of trade receivables, short-term investments and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on debt with similar maturities and credit quality discounted at current quoted market rates.

The following table sets forth the carrying amount and fair value for total debt obligations at March 31, 2011 and December 31, 2010:

	At March 31, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Total debt obligations	$2,171	$1,422	$2,171	$1,496

Note 4

Intangible Assets

The following table sets forth the details of the Company’s intangible assets:

	At March 31, 2011			At December 31, 2010
	(in millions)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Client relationships	$497	$125	$372	$497	$100	$397
Internal use software	101	55	46	99	46	53
Patented technologies	34	14	20	34	11	23
Marketing-related intangibles	8	—	8	8	—	8
Total intangible assets	$640	$194	$446	$638	$157	$481

Amortization expense for intangible assets was $37 million and $41 million for the three months ended March 31, 2011 and 2010, respectively.

Amortization expense is estimated to be $143 million in 2011, $128 million in 2012, $104 million in 2013 and $99 million in 2014 for the intangible assets as of March 31, 2011.

Note 5

Debt Obligations

The following table sets forth the Company’s outstanding debt obligations on the consolidated balance sheets as of March 31, 2011 and December 31, 2010:

	Interest Rates	Original Maturity	At March 31, 2011	At December 31, 2010
			(in millions)
Senior secured term loans	ABR + 7.00%	2015	$2,171	$2,171

Senior Secured Term Loan Agreement

On December 31, 2009, the Company emerged from bankruptcy and entered into a loan agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. On December 13, 2010, the loan agreement was amended (the “Loan Agreement”). The senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the Alternate Base Rate (“ABR”) plus an Applicable Margin, or (ii) adjusted London Inter-Bank Offered Rate (“LIBOR”) plus an Applicable Margin. The Applicable Margin is 7.0% for loans with interest rates determined by reference to ABR and 8.0% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have a floor interest rate of 4.0% in the case of ABR and 3.0% in the case of LIBOR.  As long as interest rates remain at or below 4.0% for ABR and 3.0% for LIBOR, which is currently the case, our effective interest rate will be 11.0%.

All of the Company’s present and future domestic subsidiaries (other than a certain insignificant subsidiary) are guarantors under the Loan Agreement.  In addition, the obligations under the Loan Agreement are secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets, including a mortgage on certain real property.

Debt Covenants and Maturities

As of March 31, 2011, the Company is in compliance with all of the covenants of its Loan Agreement.

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

The Company did not generate positive cash flow for the three months ended March 31, 2011, as defined in the Loan Agreement and, therefore, no debt principal payments were made and no current maturities of long-term debt are reflected on the accompanied consolidated balance sheet as of March 31, 2011.

Note 6

Employee Benefits

Pension and Other Post-Employment Benefit Costs

The Company provides pension and other post-employment benefits (“OPEB”) to many of its employees.  The Company’s pension plans are noncontributory defined benefit pension plans. The pension plans include the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The assets of the two plans are held in a master trust.  We also maintain a nonqualified pension plan for certain employees.  The Company’s OPEB includes post-employment health care and life insurance plans for the Company’s retirees and their dependents that are both contributory and noncontributory and include a limit on the Company’s share of cost for current and future retirees.

Net Periodic Cost

The following table sets forth the benefit costs (income) related to the Company’s pension and post-employment health care and life insurance plans for the three months ended March 31, 2011 and 2010:

	Pension		Health Care and Life
Three Months Ended March 31,	2011	2010	2011	2010
	(in millions)
Service cost	$1	$1	$—	$1
Interest cost	7	7	4	4
Expected return on plan assets	(10)	(8)	—	—
Settlement loss	2	—	—	—
Net periodic benefit cost	$—	$—	$4	$5

The Company recorded a pension settlement loss of $2 million for the three months ended March 31, 2011 related to employees that received lump-sum distributions. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

Savings Plans Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and non-tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in the plan.  Under the plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees.  The Company recorded total savings plan expenses of $4 million and $6 million for the three months ended March 31, 2011 and 2010, respectively.

Severance Benefits

During the three months ended March 31, 2011 and 2010, the Company recorded severance expense of $7 million and $2 million, respectively.   For the same periods, the Company paid severance benefits of $4 million and $1 million, respectively. These amounts include severance payments related to restructuring activities.

Note 7

Stock-Based Compensation

The 2009 Long-Term Incentive Plan (the “2009 Plan”) provides for several forms of incentive awards to be granted to designated eligible employees, non-management directors, consultants and independent contractors providing services to the Company. The maximum number of shares of SuperMedia common stock authorized for issuance under the 2009 Plan is 1,500,000. During 2010 and 2011, the Company granted equity awards under the 2009 Plan to certain employees and to certain of our non-management directors.

Restricted Stock

The 2009 Plan provides for grants of restricted stock.  These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation. The fair value of the restricted stock awards was determined based on the price of SuperMedia common stock on the date of grant.

During 2010, certain employees were granted restricted stock awards that vest over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date.  All unvested shares of restricted stock will immediately terminate upon the employee’s termination of employment with the Company for any reason on or before the third anniversary date of the award, except that the Compensation Committee of the Board of Directors, at its sole option and election, may permit the unvested shares not to terminate if the employee is terminated without cause.  If a change in control occurs on or before the third anniversary of the grant date, all unvested shares of restricted stock will immediately vest.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

During 2011, certain non-management directors were granted restricted stock awards that vest one year after the grant date.  All unvested shares of restricted stock will immediately terminate if a non-management director ceases to be a member of the board of directors of the Company on or before the vesting date.  If a change in control occurs on or before the vesting date, all unvested shares of restricted stock will immediately vest.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

A portion of the cost related to these awards is included in the Company’s compensation expense for the three months ended March 31, 2011.

Changes in the Company’s outstanding restricted stock awards were as follows:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2011	427,867	$27.01
Granted	63,488	8.82
Vested	(88,240)	38.15
Forfeitures	(16,412)	38.76
Outstanding restricted stock at March 31, 2011	386,703	$20.99

Restricted Stock Units

The 2009 Plan provides for grants of restricted stock units (“RSUs”) that can be settled in cash, shares of SuperMedia common stock or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2010, certain non-management directors were granted RSU awards that vest over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date. If a director ceases to be a member of the board of directors of the Company on or before the third anniversary date of the award, the RSUs will vest on a prorated basis by dividing the number of days commencing on the anniversary vesting date or date of award, as applicable, and ending on the date of separation from service by, (i) 1,095 days if the date of separation from service occurs prior to the first anniversary date of the award, (ii) 730 days if the date of separation from service occurs after the first anniversary date of the award but before the second anniversary date of the award, and (iii) 365 days if the date of separation from service occurs after the second anniversary date of the award but before the third anniversary date of the award, and the number of RSUs remaining will immediately terminate. If a change in control occurs on or before the third anniversary date of the award, all unvested shares of restricted stock units will immediately vest.

During 2011, certain employees were granted RSU awards that vest over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date. All unvested RSUs will immediately terminate upon the employee’s termination of employment with the Company for any reason on or before the third anniversary date of the award, except that the Compensation Committee of the Board of Directors, at its sole option and election, may permit the unvested RSUs not to terminate if the employee is terminated without cause. If a change in control occurs on or before the third anniversary date of the award, all unvested shares of restricted stock units will immediately vest.

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

A portion of the costs of this award is included in the Company’s compensation expense for the three months ended March 31, 2011.

Changes in the Company’s outstanding restricted stock units were as follows:

	Restricted Stock Units	Weighted- Average Fair Value
Outstanding RSUs at January 1, 2011	12,093	$33.09
Granted	67,500	7.47
Dividend equivalents	—	—
Payments	—	—
Forfeitures	—	—
Outstanding RSUs at March 31, 2011	79,593	$11.36

Stock Options

The 2009 Plan provides for grants of stock options. These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2010, the Company granted a stock option award that vests over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date and has a ten year term from the date of grant.

During 2011, certain employees were granted stock option awards that vest over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date and have a ten year term from the date of grant.

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

The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model.  The model incorporates assumptions regarding inputs as follows:

•      Expected volatility is a blend of the historical volatility of SuperMedia common stock over its history and the historical volatility of thirteen of SuperMedia’s peers;

•      Expected life is calculated based on the average life of the remaining vesting term and the remaining contractual life of each award; and

•      The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

A portion of the cost related to these stock option awards is included in the Company’s compensation expense for the three months ended March 31, 2011.

Changes in the Company’s outstanding stock option awards were as follows:

	Number of Stock Option Awards	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)
Outstanding stock option awards at January 1, 2011	150,000	$7.25	9.94	$1.46
Granted	211,750	8.59	10.00	0.00
Exercises	—	—	—	—
Forfeitures/expirations	—	—	—	—
Outstanding stock option awards at March 31, 2011	361,750	$8.03	9.82	$0.00

Stock-Based Compensation Expense

The compensation expense recognized for the three months ended March 31, 2011 and 2010, related to stock-based compensation was $1 million and less than $1 million, respectively.  These costs are recorded as part of general and administrative expenses on the consolidated statements of operations.

As of March 31, 2011, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock and restricted stock unit awards was approximately $9 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.

Note 8

Income Taxes

Income taxes for the three months ended March 31, 2011 and 2010 have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense and the tax effect of other one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 36% for 2011. Our effective tax rate for 2011 may be subject to changes in future periods. The full year effective tax rate for 2010 was 35.3%.

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

Note 9

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

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not against the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of the Company’s current officers (but not against the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008 and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District of Texas and a lead plaintiff and lead plaintiffs’ attorney have been selected (the “Buettgen” case).  On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint.   On August 11, 2010, in a one line order without an opinion, the Court denied the Company’s motion to dismiss.  Subsequently, the Court entered a scheduling order setting out a timetable for proceedings to consider class certification and administratively closing the case. The plaintiffs have filed their class certification motion, the Company filed its opposition on January 14, 2011, and the motion is now fully briefed.  The Company awaits the order of the court.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case).  The Corwin case generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 10, 2010, the court in the Buettgen case granted the Company’s motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act.  After the adverse decision in the Buettgen case, the parties agreed to a scheduling order consistent with the prior Buettgen stay order.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon employee benefits committee and pension plans and the Company employee benefits committee (the “EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under ERISA; that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the Court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company’s EBC relating to the production of documents and statutory penalties for failure to produce same.  The only claims remaining against the Company are procedural ERISA claims against the Company’s EBC.  On November 1, 2010, the Company’s EBC filed its answer to the complaint.  On November 4, 2010, the Company’s EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC.  Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On December 10, 2009, a former employee with a history of litigation against the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company’s EBC.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA of the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  On  March 16, 2011, the Court granted the Company defendants’ motion to dismiss the entire complaint, however, the plaintiffs have replead their complaint which will cause the Company defendants to file another motion to dismiss. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

SuperMedia Inc. and its subsidiaries (collectively, “SuperMedia,” “We,” “Our,” “Us,” or the “Company”) sells advertising solutions to our clients and places their advertising into our various advertising media.  Our advertising media include Superpages yellow page directories, Superpages.com, our online local search resource, the Superpages.com network, an online advertising network, Superpages direct mailers, and Superpages mobile, our local search application for wireless subscribers. The Company offers the SuperGuarantee program, which is a consumer focused program designed to make it easier and faster for consumers to find businesses they trust.

We are the official publisher of Verizon Communications Inc. (“Verizon”) print directories in the markets in which Verizon is currently the incumbent local telephone exchange carrier. We use the Verizon brand on our print directories in these and other specified markets. We also have agreements with FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”) in connection with the transfer by Verizon to FairPoint and Frontier of certain local telephone exchange assets in various Northeast and Midwest states.  These agreements include a publishing agreement, a branding agreement and a non-competition agreement, each of which has a term expiring in 2036.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results of operations for the 2011 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

On December 31, 2009, upon emergence from bankruptcy, the Company adopted fresh start accounting in accordance with U.S. GAAP.  Accordingly, the Company’s 2010 financial results were significantly impacted.  At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero, which had a significant non-cash impact on our 2010 operating results.  As a result, approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) and $213 million of deferred directory costs were not recognized in our 2010 annual consolidated statement of operations.  These non-cash fresh start adjustments only impacted our 2010 consolidated statements of operations and do not affect current year results.  Likewise, these non-cash fresh start adjustments did not affect cash flows as client billing and collection activities remained unchanged.

Advertising Sales

We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy. For the three months ended March 31, 2011, net advertising sales, which primarily reflect sales activity from the second half of 2010, declined 17.8% compared to the same period in 2010. For the three months ended March 31, 2010 net advertising sales declined 20.4% compared to the same period in 2009. Advertising sales for the three months ended March 31, 2011 include a negative adjustment of $9 million, or 1.9%, related to the financial distress and operational wind down of a single certified marketing representative firm in our third-party national sales channel. If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues in the future.

Results of Operations

We emerged from Chapter 11 bankruptcy and adopted fresh start accounting on December 31, 2009. As required by U.S. GAAP, the implementation of fresh start accounting at December 31, 2009 included adjustments to deferred revenue and deferred directory costs and had a significant non-cash impact on our consolidated results of operations in 2010, but had no impact on the underlying cash, working capital assumptions or operation of our business. As a result of the application of fresh start accounting, the Company’s 2010 financial statements are not comparable with our 2011 financial statements. However, in our discussion of the results of operations, the three months ended March 31, 2011 have been compared to the three months ended March 31, 2010 in our consolidated statements of operations. In this discussion, we quantify the impacts of fresh start accounting on our 2010 consolidated results of operations.

The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Our operating results for any quarter may not be indicative of our operating results in any future period.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth our consolidated operating results for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31,	2011	2010	Change	% Change
	(in millions, except %)
Operating Revenue	$438	$154	$284	184.4%
Operating Expense
Selling	116	109	7	6.4
Cost of sales (exclusive of depreciation and amortization)	110	89	21	23.6
General and administrative	65	52	13	25.0
Depreciation and amortization	44	48	(4)	(8.3)
Total operating expense	335	298	37	12.4

Operating income (loss)	103	(144)	247	NM
Interest expense, net	57	72	(15)	(20.8)
Income (loss) before reorganization items and provision (benefit) for income taxes	46	(216)	262	NM
Reorganization items	—	2	(2)	(100.0)
Income (loss) before provision (benefit) for income taxes	46	(218)	264	NM
Provision (benefit) for income taxes	16	(75)	91	NM
Net income (loss)	$30	$(143)	$173	NM

Operating Revenue

Operating revenue of $438 million in the three months ended March 31, 2011 increased $284 million, or 184.4%, compared to $154 million in the three months ended March 31, 2010. This increase was due primarily to the exclusion of approximately $379 million of amortized revenue from our 2010 results, as required by fresh start accounting. This increase was partially offset by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy.

Operating Expense

Operating expense of $335 million in the three months ended March 31, 2011 increased $37 million, or 12.4%, compared to $298 million in the three months ended March 31, 2010, for the reasons described below.

Selling. Selling expense of $116 million in the three months ended March 31, 2011 increased $7 million, or 6.4%, compared to $109 million in the three months ended March 31, 2010. This increase resulted primarily from higher sales commissions as our 2010 results excluded approximately $43 million of sales commissions, as required by fresh start accounting, partially offset by lower employee related costs and reduced advertising costs associated with our national advertising program.

Cost of Sales. Cost of sales of $110 million in the three months ended March 31, 2011 increased $21 million, or 23.6%, compared to $89 million in the three months ended March 31, 2010. This increase was primarily due to increased printing and distribution costs as our 2010 results excluded approximately $49 million of printing and distribution costs, as required by fresh start accounting, partially offset by reduced employee related costs.

General and Administrative. General and administrative expense of $65 million in the three months ended March 31, 2011 increased $13 million, or 25.0%, compared to $52 million in the three months ended March 31, 2010.  The increase was driven by higher bad debt expense as our 2010 results excluded approximately $30 million of bad debt expense associated with fresh start accounting, higher severance costs and higher settlement losses in 2011 associated with our pension plans, partially offset by reduced employee related costs. Bad debt expense of $17 million in the three months ended March 31, 2011 increased by $5 million, or 41.7%, compared to $12 million in the three months ended March 31, 2010.  Bad debt expense as a percent of total operating revenue was 3.9% for the three months ended March 31, 2011, compared to 7.8% for the three months ended March 31, 2010.

Depreciation and Amortization. Depreciation and amortization expense of $44 million in the three months ended March 31, 2011 decreased $4 million, or 8.3%, compared to $48 million in the three months ended March 31, 2010.  This decrease was primarily due to lower amortization expense associated with capitalized internal use software.

Interest Expense

Interest expense, net of interest income, of $57 million decreased $15 million, or 20.8%, compared to $72 million in the three months ended March 31, 2010 due to lower outstanding long-term debt obligations.

Reorganization Items

In the three months ended March 31, 2011, the Company recorded less than $1 million of reorganization items compared to $2 million in the three months ended March 31, 2010.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes of $16 million in the three months ended March 31, 2011 increased $91 million, compared to a benefit of ($75) million in the three months ended March 31, 2010, primarily due to the impact of the items listed above. The effective tax rates for the three months ended March 31, 2011 and 2010 were 34.8% and 34.4%, respectively. The results for the three months ended March 31, 2011 and 2010, include the effects of one-time discrete items.  We anticipate the effective tax rate, including interest expense and other one-time discrete items, to approximate 36% for 2011. Our effective tax rate for 2011 may be subject to changes in future periods. Our full year effective tax rate for 2010 was 35.3%.

Liquidity and Capital Resources

The following table sets forth a summary of cash flows for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31,	2011	2010	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$(6)	$92	$(98)
Investing activities	(3)	(11)	8
Financing activities	—	—	—
Increase (Decrease) In Cash and Cash Equivalents	$(9)	$81	$(90)

Our primary source of funds continues to be cash generated from operations. In the three months ended March 31, 2011, net cash used in operating activities was $6 million, compared to net cash provided by operating activities of $92 million in the three months ended March 31, 2010.  Our 2011 results were significantly impacted by a federal tax payment of $72 million related to our 2010 income tax obligations. The remaining decrease was primarily due to lower cash collections associated with lower revenues, partially offset by reduced expenditures and lower interest payments due to our lower debt obligations.

As a result of not generating positive cash flow, as defined in the Loan Agreement, no debt principal payments were made for the three months ended March 31, 2011.

We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2011.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of ASU 2010-28 did not have an impact on the Company’s consolidated financial position or results of operations.

Critical Accounting Policies

There were no material changes to our critical accounting policies and estimates since December 31, 2010. For additional information on critical accounting policies, refer to “Management’s Discussion and Analysis” in our 2010 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

Our exposures to market risk have not changed materially since December 31, 2010. For quantitative and qualitative disclosures about our market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risks” in Part II of our 2010 Annual Report on Form 10-K.

Item 4.           Controls and Procedures.

Disclosure Controls

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the Securities and Exchange Commission. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

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

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not against the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of the Company’s current officers (but not against the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008 and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  A class has not been certified.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District of Texas and a lead plaintiff and lead plaintiffs’ attorney have been selected (the “Buettgen” case).  On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint.   On August 11, 2010, in a one line order without an opinion, the Court denied the Company’s motion to dismiss.  Subsequently, the Court entered a scheduling order setting out a timetable for proceedings to consider class certification and administratively closing the case. The plaintiffs have filed their class certification motion, the Company filed its opposition on January 14, 2011, and the motion is now fully briefed.  The Company awaits the order of the court.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case).  The Corwin case generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 10, 2010, the court in the Buettgen case granted the Company’s motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act.  After the adverse decision in the Buettgen case, the parties agreed to a scheduling order consistent with the prior Buettgen stay order.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon employee benefits committee and pension plans and the Company employee benefits committee (the “EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under ERISA; that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the Court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company’s EBC relating to the production of documents and statutory penalties for failure to produce same.  The only claims remaining against the Company are procedural ERISA claims against the Company’s EBC.  On November 1, 2010, the Company’s EBC filed its answer to the complaint.  On November 4, 2010, the Company’s EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC.  Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On December 10, 2009, a former employee with a history of litigation against the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company’s EBC.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA of the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  On  March 16, 2011, the Court granted the Company defendants’ motion to dismiss the entire complaint, however, the plaintiffs have replead their complaint which will cause the Company defendants to file another motion to dismiss. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

Item 1A.           Risk Factors.

You should carefully consider the risks described in our 2010 Annual Report on Form 10-K for the year ended December 31, 2010 in evaluating our Company. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.

There have been no material changes in our risk factors from those disclosed in Item 1A to Part I of our 2010 Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares acquired from employees during the three months ended March 31, 2011 as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees pursuant to the 2009 Long Term Incentive Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	—	—	—	—
February 1 – February 28	—	—	—	—
March 1 – March 31	25,087	$6.41	—	—
Total	25,087	$6.41	—	—

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

10.1	2011 Short Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 24, 2011).*
10.2	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 1, 2011).*
10.3	Form of Employee Stock-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 1, 2011).*
31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERMEDIA INC.

May 4, 2011	/s/ Peter J. McDonald
Peter J. McDonald
Chief Executive Officer
(Principal Executive Officer)

May 4, 2011	/s/ Samuel D. Jones
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

10.1	2011 Short Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 24, 2011).*
10.2	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 1, 2011).*
10.3	Form of Employee Stock-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 1, 2011).*
31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract, compensatory plan or arrangement