Form 10-Q
period 2011-06-30
SUPERMEDIA INC.
filed 2011-08-03
CIK 1367396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

Commission file number:  1-32939

SUPERMEDIA INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	20-5095175 (I.R.S. Employer Identification No.)

2200 West Airfield Drive, P.O. Box 619810 D/FW Airport, TX (Address of Principal Executive Offices)	75261 (Zip Code)

Registrant’s telephone number, including area code:  (972) 453-7000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 29, 2011, there were 15,505,454 shares of the Registrant’s common stock outstanding.

			Page No.
Forward-Looking Statements			i

PART I - FINANCIAL INFORMATION

Item	1.	Financial Statements	1

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item	4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item	1.	Legal Proceedings	22

Item	1A.	Risk Factors	24

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item	3.	Defaults Upon Senior Securities	25

Item	4.	(Removed and Reserved)	25

Item	5.	Other Information	25

Item	6.	Exhibits	25

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

•                  changes in governmental regulations and policies and actions of federal, state and local municipalities; and

•                  the outcome of pending or future litigation and other claims.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 and in all subsequent filings with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Operating Revenue	$421	$247	$859	$401
Operating Expense
Selling	112	113	228	222
Cost of sales (exclusive of depreciation and amortization)	106	103	216	192
General and administrative	53	45	118	97
Depreciation and amortization	44	47	88	95
Total Operating Expense	315	308	650	606

Operating Income (Loss)	106	(61)	209	(205)
Interest expense, net	57	71	114	143
Income (Loss) Before Reorganization Items and Provision (Benefit) for Income Taxes	49	(132)	95	(348)

Reorganization items	1	1	1	3
Income (Loss) Before Provision (Benefit) for Income Taxes	48	(133)	94	(351)

Provision (benefit) for income taxes	19	(50)	35	(125)
Net Income (Loss)	$29	$(83)	$59	$(226)
Basic and diluted earnings (loss) per common share	$1.89	$(5.55)	$3.79	$(15.10)
Basic and diluted weighted-average common shares outstanding	15.1	15.0	15.1	15.0

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At June 30,	At December 31,
	2011	2010
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$180	$174
Accounts receivable, net of allowances of $81 and $89	175	210
Accrued taxes receivable	3	—
Deferred directory costs	183	199
Prepaid expenses and other	18	13
Total current assets	559	596
Property, plant and equipment	121	122
Less: accumulated depreciation	40	28
	81	94
Goodwill	1,707	1,707
Intangible assets, net	411	481
Pension assets	47	42
Other non-current assets	4	6
Total assets	$2,809	$2,926
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$123	$236
Deferred revenue	96	114
Deferred tax liabilities	10	2
Other	17	17
Total current liabilities	246	369
Long-term debt	2,135	2,171
Employee benefit obligations	351	355
Non-current deferred tax liabilities	4	22
Unrecognized tax benefits	39	37
Other liabilities	—	2
Stockholders’ equity (deficit):
Common stock ($.01 par value; 60 million shares authorized, 15,507,322 and 15,489,936 shares issued and outstanding in 2011 and 2010, respectively)	—	—
Additional paid-in capital	208	206
Retained earnings (deficit)	(137)	(196)
Accumulated other comprehensive (loss)	(37)	(40)
Total stockholders’ equity (deficit)	34	(30)
Total liabilities and stockholders’ equity (deficit)	$2,809	$2,926

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$59	$(226)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	88	95
Employee retirement benefits	9	6
Deferred income taxes	(12)	(171)
Provision for uncollectible accounts	35	30
Stock-based compensation expense	2	2
Changes in current assets and liabilities:
Accounts receivable and unbilled accounts receivable	—	558
Deferred directory costs	16	(144)
Other current assets	(5)	—
Accounts payable and accrued liabilities	(132)	143
Other, net	(11)	(7)
Net cash provided by operating activities	49	286
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(7)	(21)
Net cash used in investing activities	(7)	(21)
Cash Flows from Financing Activities
Repayment of long-term debt	(36)	(177)
Net cash used in financing activities	(36)	(177)
Increase in cash and cash equivalents	6	88
Cash and cash equivalents, beginning of year	174	212
Cash and cash equivalents, end of period	$180	$300

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

We are the official publisher of Verizon Communications Inc. (“Verizon”) print directories in the markets in which Verizon is currently the incumbent local telephone exchange carrier. We use the Verizon brand on our print directories in these and other specified markets. We also have agreements with FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”) in various Northeast and Midwest markets in which FairPoint and Frontier are the local exchange carriers.  These agreements include a publishing agreement, a branding agreement and a non-competition agreement, each of which has a term expiring in 2036.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results of operations for the 2011 fiscal year.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends Accounting Standards Codification 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s first quarter ending March 31, 2012. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of ASU 2010-28 did not have an impact on the Company’s consolidated financial position or results of operations.

Note 2

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common stockholders by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The effect of potentially dilutive common shares for the three and six months ended June 30, 2011 was not material, and due to the reported net loss for the three and six months ended June 30, 2010, the effect of potentially dilutive common shares was anti-dilutive and therefore not included in the calculation of diluted earnings (loss) per share in those periods.

During 2011 and 2010, certain employees and certain non-management directors were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards met the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At June 30, 2011, there were 381,792 such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, the net loss from continuing operations in the three and six months ended June 30, 2010 was not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions, except per share amounts)
Net income (loss)	$29	$(83)	$59	$(226)
Less allocation of income to participating unvested restricted stock units	(1)	N/A	(2)	N/A
Net income (loss) available to common stockholders	28	(83)	57	(226)
Weighted-average common shares outstanding	15.1	15.0	15.1	15.0
Basic and diluted earnings (loss) per share	$1.89	$(5.55)	$3.79	$(15.10)

Note 3

Additional Financial Information

Consolidated Statements of Operations

During the three and six months ended June 30, 2010, the Company recorded a $16 million general and administrative expense reduction related to the favorable non-recurring, non-cash resolution of state operating tax claims.

During the three and six months ended June 30, 2011, the Company recorded $1 million of reorganization items, in accordance with provisions established by the applicable reorganization accounting rules, compared to $1 million and $3 million for the three and six months ended June 30, 2010, respectively. Reorganization items represent charges that are directly associated with the reorganization process under Chapter 11 of the bankruptcy code and primarily consist of professional fees directly associated with our Chapter 11 reorganization.

During the three and six months ended June 30, 2011, the Company made payments of $1 million associated with reorganization items, compared to $8 million and $25 million for the three and six months ended June 30, 2010, respectively.

Balance Sheet

The following table sets forth additional information on accounts payable and accrued liabilities:

	At June 30,	At December 31,
	2011	2010
	(in millions)
Accounts payable and accrued liabilities:
Accounts payable	$16	$17
Accrued expenses	28	27
Accrued salaries and wages	67	107
Accrued taxes	11	84
Accrued interest	1	1
Accounts payable and accrued liabilities	$123	$236

Cash Flow

The following table sets forth certain financial information related to cash payments:

	Six Months Ended June 30,
	2011	2010
	(in millions)
Income taxes, net of amounts refunded	$121	$(93)
Interest, net	114	143

During the six months ended June 30, 2010, the Company received a federal income tax refund of $94 million.

Comprehensive Income (Loss)

The following table sets forth the computation of total comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net income (loss)	$29	$(83)	$59	$(226)
Other comprehensive income (loss), net of taxes:
Adjustments for pension and post-employment benefits	5	2	3	2
Total comprehensive income (loss)	$34	$(81)	$62	$(224)

As of June 30, 2011, the balance in accumulated other comprehensive loss includes an unrealized loss of $37 million (net of tax of $23 million) related to pension and other post-employment benefits.

As of December 31, 2010, the balance in accumulated other comprehensive loss includes an unrealized loss of $40 million (net of tax of $24 million) related to pension and other post-employment benefits.

Fair Values of Financial Instruments

The Company’s financial assets and liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds. At June 30, 2011, the Company’s cash and cash equivalents were valued at $180 million using Level 1 inputs where the fair value is based on quoted prices in active markets for identical assets. The fair values of trade receivables and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on debt with similar maturities and credit quality discounted at current quoted market rates.

The following table sets forth the carrying amount and fair value for total debt obligations at June 30, 2011 and December 31, 2010:

	At June 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Total debt obligations	$2,135	$1,276	$2,171	$1,496

Note 4

Intangible Assets

The following table sets forth the details of the Company’s intangible assets:

	At June 30, 2011			At December 31, 2010
	(in millions)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Client relationships	$497	$149	$348	$497	$100	$397
Internal use software	101	63	38	99	46	53
Patented technologies	34	17	17	34	11	23
Marketing-related intangibles	8	—	8	8	—	8
Total intangible assets	$640	$229	$411	$638	$157	$481

Amortization expense for intangible assets was $37 million and $74 million for the three and six months ended June 30, 2011, respectively.  Amortization expense for intangible assets was $40 million and $81 million for the three and six months ended June 30, 2010, respectively.

Amortization expense is estimated to be $143 million in 2011, $128 million in 2012, $104 million in 2013 and $100 million in 2014 for the intangible assets as of June 30, 2011.

Note 5

Debt Obligations

The following table sets forth the Company’s outstanding debt obligations on the consolidated balance sheets as of June 30, 2011 and December 31, 2010:

	Interest Rates	Original Maturity	At June 30, 2011	At December 31, 2010
			(in millions)
Senior secured term loans	ABR + 7.00%	2015	$2,135	$2,171

Senior Secured Term Loan Agreement

On December 31, 2009, the Company emerged from bankruptcy and entered into a loan agreement with certain financial institutions and with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. On December 13, 2010, the loan agreement was amended (the “Loan Agreement”). Under the Loan Agreement, the senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the Alternate Base Rate (“ABR”) plus an Applicable Margin, or (ii) adjusted London Inter-Bank Offered Rate (“LIBOR”) plus an Applicable Margin. The Applicable Margin is 7.0% for loans with interest rates determined by reference to ABR and 8.0% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have a floor interest rate of 4.0% in the case of ABR and 3.0% in the case of LIBOR.  As long as interest rates remain at or below 4.0% for ABR and 3.0% for LIBOR, which is currently the case, our effective interest rate will be 11.0%.

All of the Company’s present and future domestic subsidiaries (other than a certain insignificant subsidiary) are guarantors under the Loan Agreement.  In addition, the obligations under the Loan Agreement are secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets, including a mortgage on certain real property.

Debt Covenants and Maturities

As of June 30, 2011, the Company is in compliance with all of the covenants of its Loan Agreement.

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

During the three and six months ended June 30, 2011, the Company made a $36 million estimated mandatory principal payment.

Note 6

Employee Benefits

Pension and Other Post-Employment Benefit Costs

The Company provides pension and other post-employment benefits (“OPEB”) to many of its employees.  The Company’s pension plans are noncontributory defined benefit pension plans. The pension plans include the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The assets of the two plans are held in a master trust.  The Company also maintains a nonqualified pension plan for certain employees.  The Company’s OPEB includes post-employment health care and life insurance plans for the Company’s retirees and their dependents that are both contributory and noncontributory and include a limit on the Company’s share of cost for current and future retirees.

Net Periodic Cost

The following tables set forth the benefit costs (income) related to the Company’s pension and post-employment health care and life insurance plans for the three and six months ended June 30, 2011 and 2010:

	Pension
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$1	$1	$2	$2
Interest cost	6	7	13	14
Expected return on plan assets	(8)	(11)	(18)	(19)
Actuarial loss, net	—	—	—	—
Settlement loss	1	1	3	1
Net periodic benefit cost (income)	$—	$(2)	$—	$(2)

For the three and six months ended June 30, 2011, the Company recorded pension settlement losses of $1 million and $3 million, respectively.  For the three and six months ended June 30, 2010, the Company recorded pension settlement losses of $1 million. The settlement losses were related to employees that received lump-sum distributions. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

	Health Care and Life
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$1	$—	$1	$1
Interest cost	4	3	8	7
Actuarial loss, net	—	—	—	—
Net periodic benefit cost	$5	$3	$9	$8

Savings Plans Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and non-tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in the plan.  Under the plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees.  For the three and six months ended June 30, 2011, the Company recorded total savings plan expenses of $3 million and $7 million, respectively.  For the three and six months ended June 30, 2010, the Company recorded total savings plan expenses of $4 million and $10 million, respectively.  During 2011, the Company reduced its savings plan match benefit to eligible employees.

Severance Benefits

During the three and six months ended June 30, 2011, the Company recorded severance expense of $2 million and $9 million, respectively. For the same periods, the Company paid severance benefits of $9 million and $13 million, respectively. During the three and six months ended June 30, 2010, the Company recorded severance expense of $2 million and $4 million, respectively.  For the same periods, the Company paid severance benefits of $2 million and $3 million, respectively.  The payment amounts for the six months ended June 30, 2011 and 2010 include severance payments related to restructuring activities.

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

During 2010, certain employees were granted restricted stock awards that vest over three years in equal installments on the first, second, and third anniversaries of the grant date.  All unvested shares of restricted stock will immediately terminate upon the employee’s termination of employment with the Company for any reason on or before the third anniversary date of the award, except that the Compensation Committee of the Board of Directors, at its sole option and election, may permit the unvested shares not to terminate if the employee is terminated without cause.  If a change in control occurs on or before the third anniversary of the grant date, all unvested shares of restricted stock will immediately vest.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

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

A portion of the cost related to these awards is included in the Company’s compensation expense for the three and six months ended June 30, 2011 and 2010.

Changes in the Company’s outstanding restricted stock awards were as follows:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2011	427,867	$27.01
Granted	63,488	8.82
Vested	(88,658)	38.00
Forfeitures	(20,905)	37.93
Outstanding restricted stock at June 30, 2011	381,792	$20.84

Restricted Stock Units

The 2009 Plan provides for grants of restricted stock units (“RSUs”) that can be settled in cash, shares of SuperMedia common stock or a combination thereof. These awards are classified as either liability or equity awards, based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2010, certain non-management directors were granted RSU awards that vest over three years in equal installments on the first, second, and third anniversaries of the grant date. If a director ceases to be a member of the board of directors of the Company on or before the third anniversary date of the award, the RSUs will vest on a prorated basis by dividing the number of days commencing on the anniversary vesting date or date of award, as applicable, and ending on the date of separation from service by, (i) 1,095 days if the date of separation from service occurs prior to the first anniversary date of the award, (ii) 730 days if the date of separation from service occurs after the first anniversary date of the award but before the second anniversary date of the award, and (iii) 365 days if the date of separation from service occurs after the second anniversary date of the award but before the third anniversary date of the award, and the number of RSUs remaining will immediately terminate. If a change in control occurs on or before the third anniversary date of the award, all unvested RSUs will immediately vest.

During 2011, certain employees were granted RSUs that vest over three years in equal installments on the first, second, and third anniversaries of the grant date. All unvested RSUs will immediately terminate upon the employee’s termination of employment with the Company for any reason on or before the third anniversary date of the award, except that the Compensation Committee of the Board of Directors, at its sole option and election, may permit the unvested RSUs not to terminate if the employee is terminated without cause. If a change in control occurs on or before the third anniversary date of the award, all unvested shares of RSUs will immediately vest.

The fair value of the RSUs was determined based on the price of SuperMedia common stock on the date of grant. The RSUs are settled in stock and, therefore, classified as an equity award. No dividends are payable on the RSUs. However, dividend equivalents, equal to the amount of the dividend that would have been paid on an equivalent number of shares of SuperMedia common stock, are granted in the form of additional RSUs. The dividend equivalent RSUs are subject to the same vesting, forfeiture and other terms and conditions applicable to the RSUs.

A portion of the costs of this award is included in the Company’s compensation expense for the three and six months ended June 30, 2011 and 2010.

Changes in the Company’s outstanding restricted stock units were as follows:

	Restricted Stock Units	Weighted- Average Fair Value
Outstanding RSUs at January 1, 2011	12,093	$33.09
Granted	67,500	7.47
Dividend equivalents	—	—
Payments	—	—
Forfeitures	—	—
Outstanding RSUs at June 30, 2011	79,593	$11.36

Stock Options

The 2009 Plan provides for the grant of stock options. These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2010, the Company granted a stock option award that vests over three years in equal installments on the first, second, and third anniversaries of the grant date and has a ten year term from the date of grant.

During 2011, certain employees were granted stock option awards that vest over three years in equal installments on the first, second, and third anniversaries of the grant date and have a ten year term from the date of grant.

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

A portion of the cost related to these stock option awards is included in the Company’s compensation expense for the three and six months ended June 30, 2011.

Changes in the Company’s outstanding stock option awards were as follows:

	Number of Stock Option Awards	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)
Outstanding stock option awards at January 1, 2011	150,000	$7.25	9.94	$1.46
Granted	214,274	8.54	10.00	0.00
Exercises	—	—	—	—
Forfeitures/expirations	(2,900)	8.82	0.00	0.00
Outstanding stock option awards at June 30, 2011	361,374	$8.00	9.57	$0.00

Stock-Based Compensation Expense

The compensation expense recognized for the three and six months ended June 30, 2011, related to stock-based compensation was $1 million and $2 million, respectively.  The compensation expense recognized for the three and six months ended June 30, 2010, related to stock-based compensation was $2 million.  These costs are recorded as part of general and administrative expense on the Company’s consolidated statements of operations.

As of June 30, 2011, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock and restricted stock unit awards was approximately $8 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.

Note 8

Income Taxes

Income taxes for the six months ended June 30, 2011 and 2010 have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense and the tax effect of other one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 37% for 2011. Our effective tax rate for 2011 may be subject to changes in future periods. The full year effective tax rate for 2010 was 35.3%.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law, which was amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010.  These acts include provisions that eliminate a future tax deduction related to Medicare Part D subsidies received on or after January 1, 2013.  This change in tax law required the Company to record a non-cash income tax charge of $7 million to reduce the associated deferred tax asset during the three months ended March 31, 2010.

Note 9

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material adverse effect on its business, results of operations or financial condition.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case).  The Corwin case generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 10, 2010, the court in the Buettgen case granted the Company’s motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act, after which the parties agreed to a scheduling order consistent with the prior Buettgen stay order.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not against the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of the Company’s current officers (but not against the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008 and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District of Texas and a lead plaintiff and lead plaintiffs’

attorney have been selected (the “Buettgen” case).  On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint.  On August 11, 2010, in a one line order without an opinion, the Court denied the Company’s motion to dismiss.  Subsequently, the Court entered a scheduling order setting out a timetable for proceedings to consider class certification and administratively closing the case. The plaintiffs have filed their class certification motion and the Company filed its opposition on January 14, 2011.  On May 19, 2011, the Court granted the plaintiffs’ motion certifying a class.  Subsequently, the Fifth Circuit Court of Appeals denied the Company’s petition for an interlocutory appeal of the class certification order.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon employee benefits committee and pension plans and the Company’s employee benefits committee (the “EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under ERISA; that both Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the Court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company’s EBC relating to the production of documents and statutory penalties for failure to produce same.  The only claims remaining against the Company are procedural ERISA claims against the Company’s EBC.  On November 1, 2010, the Company’s EBC filed its answer to the complaint.  On November 4, 2010, the Company’s EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC.  Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the Court, the Plaintiffs filed another amendment to the complaint, alleging a new count against the Company’s EBC.  The Company’s EBC filed another motion to dismiss the amended complaint and all defendants plan to file a summary judgment motion before the deadline set by the scheduling order.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On December 10, 2009, a former employee with a history of litigation against the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company’s EBC.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  On March 16, 2011, the Court granted the Company defendants’ motion to dismiss the entire complaint; however, the plaintiffs have replead their complaint.  The Company defendants have filed another motion to dismiss the new complaint. The briefing on the motion is complete and the Company awaits the order of the Court.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 15, 2010, a group of publishers led by the Local Search Association (formerly the Yellow Pages Association) and including the Company (collectively, the “Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging Ordinance 123427 enacted by the City of Seattle that requires all publishers of print yellow pages directories distributed in the City of Seattle to (a) obtain a license from the City, (b) pay a tax to distribute the directory publications in addition to general business taxes already paid by publishers and other businesses generally operating within the City, and (c) participate in a City-run “opt-out registry” that encourages all residents of Seattle to stop receiving print yellow pages directories (“the Ordinance”).  The suit challenges the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution and the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to enjoin the operation of the Ordinance before the upcoming publication of the Qwest Dex Seattle Yellow Pages.  After no order was forthcoming from the Court, the Publishers filed a motion for a temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 11, 2011, the Publishers filed a notice of appeal with the court.  On

May 13, 2011, the Publishers filed a motion with the United States Court of Appeal for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the Court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, oral argument was presented to a 9th Circuit appellate panel.  The Publishers await the order of the appellate court.

On April 26, 2011, the Company received a letter from the Philadelphia Equal Employment Opportunity Commission (“EEOC”) on behalf of a former employee indicating that the EEOC was conducting an investigation for a possible nationwide class claim.  The former employee was terminated after failing to memorize a sales pitch.  The EEOC alleges that the Company may have systematically discriminated against older employees and employees with disabilities by requiring them to memorize a sales pitch.  The Company is cooperating with the agency.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against the Company, all its subsidiaries, the current Chief Executive Officer and the former Chief Executive Officer in the U.S. District Court for the Northern District of Texas, Dallas Division.  The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to certain of its hourly sales employees.  The answer to the complaint is not yet due.

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

We are the official publisher of Verizon Communications Inc. (“Verizon”) print directories in the markets in which Verizon is currently the incumbent local telephone exchange carrier. We use the Verizon brand on our print directories in these and other specified markets. We also have agreements with FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”) in various Northeast and Midwest markets in which FairPoint and Frontier are the local exchange carriers.  These agreements include a publishing agreement, a branding agreement and a non-competition agreement, each of which has a term expiring in 2036.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results of operations for the entire 2011 fiscal year.

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

Advertising Sales

We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy. For the three and six months ended June 30, 2011, net advertising sales declined 16.7% and 17.5%, respectively, compared to the same periods in 2010. For the three and six months ended June 30, 2010 net advertising sales declined 16.4% and 18.3%, respectively, compared to the same periods in 2009. If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues.

Advertising sales for the three and six months ended June 30, 2011 include negative adjustments of $2 million, or 0.4%, and $11 million, or 1.1%, respectively, related to the financial distress and operational wind down of a single certified marketing representative firm in our third-party national sales channel.  As of June 2011, responsibility for these accounts has been transitioned to other certified marketing representative firms.

Results of Operations

We emerged from Chapter 11 bankruptcy and adopted fresh start accounting on December 31, 2009. As required by U.S. GAAP, the implementation of fresh start accounting at December 31, 2009 included adjustments to deferred revenue and deferred directory costs and had a significant non-cash impact on our consolidated results of operations in 2010, but had no impact on the underlying cash, working capital assumptions or operation of our business. As a result of the application of fresh start accounting, the Company’s 2010 financial statements are not comparable with our 2011 financial statements. However, in our discussion of the results of operations, the three and six months ended June 30, 2011 have been compared to the three and six months ended June 30, 2010 in our consolidated statements of operations. In this discussion, we quantify the impacts of fresh start accounting on our 2010 consolidated results of operations.

The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Our operating results for any quarter may not be indicative of our operating results in any future period.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth our consolidated operating results for the three months ended June 30, 2011 and 2010:

Three Months Ended June 30,	2011	2010	Change	% Change
	(in millions, except %)
Operating Revenue	$421	$247	$174	70.4%

Operating Expense
Selling	112	113	(1)	(0.9)
Cost of sales (exclusive of depreciation and amortization)	106	103	3	2.9
General and administrative	53	45	8	17.8
Depreciation and amortization	44	47	(3)	(6.4)
Total Operating Expense	315	308	7	2.3

Operating Income (Loss)	106	(61)	167	NM
Interest expense, net	57	71	(14)	(19.7)
Income (Loss) Before Reorganization Items and Provision (Benefit) for Income Taxes	49	(132)	181	NM
Reorganization items	1	1	—	—
Income (Loss) Before Provision (Benefit) for Income Taxes	48	(133)	181	NM
Provision (benefit) for income taxes	19	(50)	69	NM
Net Income (Loss)	$29	$(83)	$112	NM

Operating Revenue

Operating revenue of $421 million in the three months ended June 30, 2011 increased $174 million, or 70.4%, compared to $247 million in the three months ended June 30, 2010. This increase was due primarily to the exclusion of approximately $265 million of amortized revenue from the three months ended June 30, 2010, as required by fresh start accounting. This increase was partially offset by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy.

Operating Expense

Operating expense of $315 million in the three months ended June 30, 2011 increased $7 million, or 2.3%, compared to $308 million in the three months ended June 30, 2010, for the reasons described below.  Our operating expenses for the three months ended June 30, 2010 exclude approximately $88 million of costs, as required by fresh start accounting.

Selling. Selling expense of $112 million in the three months ended June 30, 2011 decreased $1 million, or 0.9%, compared to $113 million in the three months ended June 30, 2010. This decrease resulted primarily from lower employee related costs, reduced advertising costs associated with our national advertising program and lower contract services costs, partially offset by higher sales commissions.  The increase in sales commissions was primarily due to the exclusion of approximately $33 million of sales commissions from the three months ended June 30, 2010, as required by fresh start accounting.

Cost of Sales. Cost of sales of $106 million in the three months ended June 30, 2011 increased $3 million, or 2.9%, compared to $103 million in the three months ended June 30, 2010. This increase was primarily due to increased printing and distribution costs as a result of the exclusion of approximately $33 million of printing and distribution costs from the three months ended June 30, 2010, as required by fresh start accounting.  This increase was partially offset by reduced employee related costs.

General and Administrative. General and administrative expense of $53 million in the three months ended June 30, 2011 increased $8 million, or 17.8%, compared to $45 million in the three months ended June 30, 2010.  The increase was primarily driven by a $16 million expense reduction recorded during the three months ended June 30, 2010 related to the favorable non-recurring, non-cash resolution of state operating tax claims.  This increase was partially offset by lower contract services costs and reduced employee related costs.  Bad debt expense was $18 million for the three months ended June 30, 2011 and June 30, 2010, although bad debt expense as a percentage of total operating revenue decreased.  Bad debt expense as a percent of total operating revenue was 4.3% for the three months ended June 30, 2011, compared to 7.3% for the three months ended June 30, 2010.  Approximately $22 million of bad debt expense was excluded from general and administrative expense for the three months ended June 30, 2010, as required by fresh start accounting.

Depreciation and Amortization. Depreciation and amortization expense of $44 million in the three months ended June 30, 2011 decreased $3 million, or 6.4%, compared to $47 million in the three months ended June 30, 2010.  This decrease was primarily due to lower amortization expense associated with capitalized internal use software.

Interest expense, net

Interest expense, net of interest income, of $57 million in the three months ended June 30, 2011 decreased $14 million, or 19.7%, compared to $71 million in the three months ended June 30, 2010, due to lower outstanding long-term debt obligations.

Reorganization items

Reorganization items of $1 million during the three months ended June 30, 2011 and 2010 primarily represent professional fees associated with our emergence from Chapter 11 bankruptcy.

Provision (benefit) for income taxes

Provision (benefit) for income taxes of $19 million in the three months ended June 30, 2011 increased $69 million, compared to a benefit of ($50) million in the three months ended June 30, 2010, primarily due to the impact of the items described above. Our effective tax rates for the three months ended June 30, 2011 and 2010 were 39.6% and 37.6%, respectively. The results for the three months ended June 30, 2011 and 2010, include the effects of one-time discrete items.  We anticipate our effective tax rate, including interest expense and other one-time discrete items, to approximate 37% for 2011. Our effective tax rate for 2011 may be subject to changes in future periods. Our full year effective tax rate for 2010 was 35.3%.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth our operating results for the six months ended June 30, 2011 and 2010:

Six Months Ended June 30,	2011	2010	Change	% Change
	(in millions, except %)
Operating Revenue	$859	$401	$458	114.2%

Operating Expense
Selling	228	222	6	2.7
Cost of sales (exclusive of depreciation and amortization)	216	192	24	12.5
General and administrative	118	97	21	21.6
Depreciation and amortization	88	95	(7)	(7.4)
Total Operating Expense	650	606	44	7.3

Operating Income (Loss)	209	(205)	414	NM
Interest expense, net	114	143	(29)	(20.3)
Income (Loss) Before Reorganization Items and Provision (Benefit) for Income Taxes	95	(348)	443	NM
Reorganization items	1	3	(2)	(66.7)
Income (Loss) Before Provision (Benefit) for Income Taxes	94	(351)	445	NM
Provision (benefit) for income taxes	35	(125)	160	NM
Net Income (Loss)	$59	$(226)	$285	NM

Operating Revenue

Operating revenue of $859 million for the six months ended June 30, 2011 increased $458 million, or 114.2%, compared to $401 million for the six months ended June 30, 2010.  This increase was due primarily to the exclusion of approximately $644 million of amortized revenue in the six months ended June 30, 2010, as required by fresh start accounting. This increase was partially offset by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy.

Operating Expense

Operating expense of $650 million for the six months ended June 30, 2011 increased $44 million, or 7.3%, compared to $606 million for the six months ended June 30, 2010 for the reasons described below.  Our operating expenses for the six months ended June 30, 2010 exclude approximately $210 million of costs, as required by fresh start accounting.

Selling. Selling expense of $228 million for the six months ended June 30, 2011 increased $6 million, or 2.7%, compared to $222 million for the six months ended June 30, 2010. This increase resulted primarily from higher sales commissions as a result of the exclusion of approximately $76 million of sales commissions from the six months ended June 30, 2010, as required by fresh start accounting.  The higher sales commissions were partially offset by lower employee related costs, reduced advertising costs associated with our national advertising program and lower contract services costs.

Cost of Sales. Cost of sales of $216 million for the six months ended June 30, 2011 increased $24 million, or 12.5%, compared to $192 million for the six months ended June 30, 2010. This increase was primarily due to increased printing and distribution costs as a result of the exclusion of approximately $82 million of printing and distribution costs from the six months ended June 30, 2010, as required by fresh start accounting.  This increase was partially offset by reduced employee related costs.

General and Administrative. General and administrative expense of $118 million for the six months ended June 30, 2011 increased $21 million, or 21.6%, compared to $97 million for the six months ended June 30, 2010.  The increase was primarily driven by a $16 million expense reduction recorded during the six months ended June 30, 2010 related to the favorable non-recurring, non-cash resolution of state operating tax claims.  Additionally, the increase was driven by higher bad debt expense, increased severance costs and higher settlement losses in 2011 associated with our pension plans.  These increases were partially offset by lower contract services costs and reduced employed related costs.  Bad debt expense of $35 million for the six months ended June 30, 2011, increased by $5 million, or 16.7%, compared to $30 million for the six months ended June 30, 2010, although bad debt expense as a percentage of total operating revenue decreased.  Bad debt expense as a percent of total operating revenue was 4.1% for the six months ended June 30, 2011, compared to 7.5% for the six months ended June 30, 2010. Approximately $52 million of bad debt expense was excluded from general and administrative expense for the six months ended June 30, 2010, as required by fresh start accounting.

Depreciation and Amortization. Depreciation and amortization expense of $88 million for the six months ended June 30, 2011 decreased $7 million, or 7.4%, compared to $95 million for the six months ended June 30, 2010. This decrease was primarily due to lower amortization expense associated with capitalized internal use software.

Interest expense, net

Interest expense, net of interest income, of $114 million for the six months ended June 30, 2011 decreased $29 million, or 20.3%, compared to $143 million for the six months ended June 30, 2010 due to lower outstanding long-term debt obligations.

Reorganization items

Reorganization items for the six months ended June 30, 2011 of $1 million decreased $2 million, or 66.7%, compared to $3 million for the six months ended June 30, 2010, primarily due to lower professional fees associated with our emergence from Chapter 11 bankruptcy.

Provision (benefit) for income taxes

Provision for income taxes of $35 million for the six months ended June 30, 2011 increased $160 million, compared to a benefit for income taxes of ($125) million for the six months ended June 30, 2010, primarily due to the impact of the items described above. Our effective tax rates for the six months ended June 30, 2011 and 2010 were 37.2% and 35.6%, respectively. The results for the six months ended June 30, 2011 and 2010 include interest expense and the effects of one-time discrete items.  During the six months ended June 30, 2010, we recorded a non-cash income tax charge of $7 million to reduce a deferred tax asset associated with eliminating a future tax deduction related to Medicare Part D subsidies received on or after January 1, 2013.  We anticipate our effective tax rate, including interest expense and other one-time discrete items, to approximate 37% for 2011. Our effective tax rate for 2011 may be subject to changes in future periods. Our full year effective tax rate for 2010 was 35.3%.

Liquidity and Capital Resources

The following table sets forth a summary of cash flows for the six months ended June 30, 2011 and 2010:

Six Months Ended June 30,	2011	2010	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$49	$286	$(237)
Investing activities	(7)	(21)	14
Financing activities	(36)	(177)	141
Increase In Cash and Cash Equivalents	$6	$88	$(82)

Our primary source of funds continues to be cash generated from operations. For the six months ended June 30, 2011, net cash provided by operating activities decreased $237 million, or 82.9%, compared to the six months ended June 30, 2010 primarily due to income tax payments of approximately $121 million in 2011, which includes a federal tax payment of $72 million related to our 2010 income tax obligations.  Additionally, during the six months ended June 30, 2010, we received a federal income tax refund of $94 million.  The remaining decrease was primarily due to lower cash collections associated with lower revenues and higher severance payments, partially offset by reduced expenditures, lower interest payments due to our lower debt obligations and lower reorganization item payments.

Cash used in investing activities of $7 million during the six months ended June 30, 2011 decreased $14 million compared to $21 million during the six months ended June 30, 2010, primarily due to reduced capitalized internal use software expenditures.

Net cash used in financing activities of $36 million for the six months ended June 30, 2011 decreased $141 million compared to $177 million for the six months ended June 30, 2010. Net cash used in financing activities in the six months ended June 30, 2011 and 2010 represents the repayment of debt principal.

We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends Accounting Standards Codification 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The provisions are effective for the Company’s first quarter ending March 31, 2012. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of ASU 2010-28 did not have an impact on the Company’s consolidated financial position or results of operations.

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

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material adverse effect on its business, results of operations or financial condition.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case).  The Corwin case generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 10, 2010, the court in the Buettgen case granted the Company’s motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act, after which the parties agreed to a scheduling order consistent with the prior Buettgen stay order.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not against the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of the Company’s current officers (but not against the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008 and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District of Texas and a lead plaintiff and lead plaintiffs’ attorney have been selected (the “Buettgen” case).  On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint.  On August 11, 2010, in a one line order without an opinion, the Court denied the Company’s motion to dismiss.  Subsequently, the Court entered a scheduling order setting out a timetable for proceedings to consider class certification and administratively closing the case. The plaintiffs have filed their class certification motion and the Company filed its opposition on January 14, 2011.  On May 19, 2011, the Court granted the plaintiffs’ motion certifying a class.  Subsequently, the Fifth Circuit Court of Appeals denied the Company’s petition for an interlocutory appeal of the class certification order.   The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon employee benefits committee and pension plans and the Company’s employee benefits committee (the “EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under ERISA; that both Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the Court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company’s EBC relating to the production of documents and statutory penalties for failure to produce same.  The only claims remaining against the Company are procedural ERISA claims against the Company’s EBC.  On November 1, 2010, the Company’s EBC filed its answer to the complaint.  On November 4, 2010, the Company’s EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC.  Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the Court, the Plaintiffs filed another amendment to the complaint, alleging a new count against the Company’s EBC.  The Company’s EBC filed another motion to dismiss the amended complaint and all defendants plan to file a summary judgment motion before the deadline set by the scheduling order.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On December 10, 2009, a former employee with a history of litigation against the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company’s EBC.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  On March 16, 2011, the Court granted the Company defendants’ motion to dismiss the entire complaint; however, the plaintiffs have replead their complaint.  The Company defendants have filed another motion to dismiss the new complaint. The briefing on the motion is complete and the Company awaits the order of the Court.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 15, 2010, a group of publishers led by the Local Search Association (formerly the Yellow Pages Association) and including the Company (collectively, the “Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging Ordinance 123427 enacted by the City of Seattle that requires all publishers of print yellow pages directories distributed in the City of Seattle to (a) obtain a license from the City, (b) pay a tax to distribute the directory publications in addition to general business taxes already paid by publishers and other businesses generally operating within the City, and (c) participate in a City-run “opt-out registry” that encourages all residents of Seattle to stop receiving print yellow pages directories (“the Ordinance”).  The suit challenges the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution and the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to enjoin the operation of the Ordinance before the upcoming publication of the Qwest Dex Seattle Yellow Pages.  After no order was forthcoming from the Court, the Publishers filed a motion for a temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 11, 2011, the Publishers filed a notice of appeal with the court.  On May 13, 2011, the Publishers filed a motion with the United States Court of Appeal for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the Court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, oral argument was presented to a 9th Circuit appellate panel.  The Publishers await the order of the appellate court.

On April 26, 2011, the Company received a letter from the Philadelphia Equal Employment Opportunity Commission (“EEOC”) on behalf of a former employee indicating that the EEOC was conducting an investigation for a possible nationwide class claim.  The former employee was terminated after failing to memorize a sales pitch.  The EEOC alleges that the Company may have systematically discriminated against older employees and employees with disabilities by requiring them to memorize a sales pitch.  The Company is cooperating with the agency.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against the Company, all its subsidiaries, the current Chief Executive Officer and the former Chief Executive Officer in the U.S. District Court for the Northern District of Texas, Dallas Division.  The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to certain of its hourly sales employees.  The answer to the complaint is not yet due.

Item 1A.           Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to other information set forth in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II of our 2010 Annual Report, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.  Set forth below is a risk factor that has been modified or has materially changed from the risk factors discussed in our 2010 Annual Report.  The risk described in this Quarterly Report and in our 2010 Annual Report are not the only risks facing our Company.  Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change, however, new risks that are currently unknown to us may surface in the future which materially adversely affect our business, financial condition, operating results or cash flow in the future.

Laws and regulations directed at limiting or restricting the distribution of our print directories or shifting the costs and responsibilities of waste management related to our print directories could adversely affect our business.

A number of states and municipalities are considering, and a limited number of municipalities have enacted, legislation or regulations that would limit or restrict our ability to distribute our print directories in the markets we serve.  The most restrictive laws or regulations would prohibit us from distributing our print directories unless residents affirmatively “opt in” to receive our print directories.  Other, less restrictive, laws or regulations would require us to allow residents to “opt out” of receiving our print directories.  In addition, some states and municipalities are considering legislation or regulations that would shift the costs and responsibilities of waste management for discarded directories from municipalities to the producers of the directories.  These laws and regulations will likely, if and where adopted, increase our costs to distribute our print directories, reduce the number of directories that are distributed, and negatively impact our ability to market our advertising to new and existing clients.  If these or similar laws and regulations are widely adopted, our revenues, costs and profitability could be materially and adversely affected.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares acquired from employees during the three months ended June 30, 2011 as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees pursuant to the SuperMedia Inc. 2009 Incentive Compensation Plan and the SuperMedia Inc. Long Term Incentive Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	110	$6.50	—	―
May 1 — May 31	―	―	—	―
June 1 — June 30	―	―	―	―

Total	110	$6.50	―	―

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

31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERMEDIA INC.

August 3, 2011	/s/ Peter J. McDonald
Peter J. McDonald
Chief Executive Officer
(Principal Executive Officer)

August 3, 2011	/s/ Samuel D. Jones
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

31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document