Form 10-Q
period 2011-09-30
SUPERMEDIA INC.
filed 2011-11-03
CIK 1367396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of October 28, 2011, there were 15,488,364 shares of the Registrant’s common stock outstanding.

			Page No.
Forward-Looking Statements			i

PART I - FINANCIAL INFORMATION

Item	1.	Financial Statements	1

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item	4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item	1.	Legal Proceedings	26

Item	1A.	Risk Factors	28

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item	3.	Defaults Upon Senior Securities	29

Item	4.	(Removed and Reserved)	29

Item	5.	Other Information	29

Item	6.	Exhibits	29

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these financial statements. We believe that these factors include, but are not limited to, the following:

•                  our inability to provide assurance for the long-term continued viability of our business;

•                  reduced advertising spending and contract cancellations by our clients, which causes reduced revenue;

•                  declining use of print yellow pages directories by consumers;

•                  competition from other yellow pages directory publishers and other traditional and new media;

•                  our ability to anticipate or respond to changes in technology and user preferences;

•                  changes in our operating performance;

•                  our post-restructuring financial condition, financing requirements and cash flow;

•                  limitations on our operating and strategic flexibility and the ability to operate our business, finance our capital needs or expand business strategies under the terms of our credit agreement;

•                  failure to comply with the financial covenants and other restrictive covenants in our credit agreement;

•                  limited access to capital markets and increased borrowing costs resulting from our leveraged capital structure and debt ratings;

•                  our ability to resolve any remaining bankruptcy claims;

•                  changes in the availability and cost of paper and other raw materials used to print our directories;

•                  our reliance on third-party providers for printing, publishing and distribution services;

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

i

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Operating Revenue	$399	$349	$1,258	$750
Operating Expense
Selling	106	122	334	344
Cost of sales (exclusive of depreciation and amortization)	96	108	312	300
General and administrative	48	45	166	142
Depreciation and amortization	43	45	131	140
Impairment charge	1,003	—	1,003	—
Total Operating Expense	1,296	320	1,946	926

Operating Income (Loss)	(897)	29	(688)	(176)
Interest expense, net	58	69	172	212
(Loss) Before Reorganization Items and Provision (Benefit) for Income Taxes	(955)	(40)	(860)	(388)

Reorganization items	—	2	1	5
(Loss) Before Provision (Benefit) for Income Taxes	(955)	(42)	(861)	(393)

Provision (benefit) for income taxes	13	(16)	48	(141)
Net (Loss)	$(968)	$(26)	$(909)	$(252)
Basic and diluted (loss) per common share	$(63.97)	$(1.73)	$(60.15)	$(16.83)
Basic and diluted weighted-average common shares outstanding	15.1	15.0	15.1	15.0

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At September 30,	At December 31,
	2011	2010
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$267	$174
Accounts receivable, net of allowances of $70 and $89	157	210
Deferred directory costs	163	199
Prepaid expenses and other	15	13
Total current assets	602	596
Property, plant and equipment	124	122
Less: accumulated depreciation	47	28
	77	94
Goodwill	704	1,707
Intangible assets, net	376	481
Pension assets	64	42
Non-current deferred tax assets	6	—
Other non-current assets	5	6
Total assets	$1,834	$2,926
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$60	$—
Accounts payable and accrued liabilities	124	236
Deferred revenue	85	114
Deferred tax liabilities	6	2
Other	17	17
Total current liabilities	292	369
Long-term debt	2,075	2,171
Employee benefit obligations	350	355
Non-current deferred tax liabilities	—	22
Unrecognized tax benefits	41	37
Other liabilities	—	2
Stockholders’ equity (deficit):
Common stock ($.01 par value; 60 million shares authorized, 15,490,932 and 15,489,936 shares issued and outstanding in 2011 and 2010, respectively)	—	—
Additional paid-in capital	209	206
Retained earnings (deficit)	(1,105)	(196)
Accumulated other comprehensive (loss)	(28)	(40)
Total stockholders’ equity (deficit)	(924)	(30)
Total liabilities and stockholders’ equity (deficit)	$1,834	$2,926

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Cash Flows from Operating Activities
Net (loss)	$(909)	$(252)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization expense	131	140
Employee retirement benefits	12	8
Deferred income taxes	(32)	(211)
Provision for uncollectible accounts	50	50
Stock-based compensation expense	3	4
Impairment charge	1,003	—
Changes in current assets and liabilities:
Accounts receivable and unbilled accounts receivable	3	687
Deferred directory costs	36	(170)
Other current assets	(1)	1
Accounts payable and accrued liabilities	(139)	151
Other, net	(17)	(4)
Net cash provided by operating activities	140	404
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(11)	(31)
Net cash used in investing activities	(11)	(31)
Cash Flows from Financing Activities
Repayment of long-term debt	(36)	(254)
Net cash used in financing activities	(36)	(254)
Increase in cash and cash equivalents	93	119
Cash and cash equivalents, beginning of year	174	212
Cash and cash equivalents, end of period	$267	$331

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results of operations for the 2011 fiscal year.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08 (“ASU 2011-08”), “Testing Goodwill for Impairment,” which amends Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”).  The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The guidance provided in ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amended guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively.  We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends Accounting Standards Codification 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The Company adopted ASU 2010-28 on January 1, 2011.  The adoption of ASU 2010-28 did not have an impact on the Company’s consolidated financial position or results of operations.

Note 2

Goodwill Impairment

In accordance with Accounting Standards Codification 350 “Intangibles-Goodwill and Other” (“ASC 350”), impairment testing for goodwill is performed at least annually.  The Company performs its annual impairment test as of October 1.  Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The impairment test for goodwill uses a two-step approach, which is performed at the entity level as the Company has one reporting unit. Step 1 compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, there is a potential impairment and Step 2 must be performed. Step 2 compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is recorded as an impairment.

For the quarter ended September 30, 2011, the Company concluded there were indicators of potential goodwill impairment, including the decline in the trading value of the Company’s debt and equity securities and the impact of current economic and market conditions on our business. As a result of identifying indicators of impairment, the Company performed an impairment test of goodwill as of August 31, 2011.

In performing Step 1 of the impairment test, the Company estimated the fair value of the reporting unit using a combination of the income and market approaches with greater emphasis placed on the income approach, for purposes of estimating the total enterprise value for the Company.

The income approach is based on a discounted cash flow analysis and calculates the fair value of the reporting unit by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to a present value, using a weighted average cost of capital (“WACC”).  The WACC utilized in the Company’s analysis using the income approach was 20%.  The WACC is an estimate of the overall after-tax rate of return required for equity and debt holders of a business enterprise.  The reporting unit’s cost of equity and debt was developed based on data and factors relevant to the economy, the industry and the reporting unit.  The cost of equity was estimated using the capital asset pricing model (“CAPM”).  The CAPM uses a risk-free rate of return and an appropriate market risk premium for equity investments and the specific risks of the investment.  The analysis also included comparisons to a group of guideline companies engaged in the same or similar businesses.  The cost of debt was estimated using the current after-tax average borrowing cost that a market participant would expect to pay to obtain its debt financing assuming a target capital structure.

The market approach is based on the guideline publicly traded company method to determine the fair value of the reporting unit. Under this method, market multiples ratios were applied to the reporting unit’s earnings with consideration given to the Company’s size, product offerings, growth, and other relevant factors compared to those of the guideline companies. The guideline companies selected were engaged in the same or a similar line of business as the Company. Market multiples were then selected based on consideration of risk, growth, and profitability differences between the Company and the guideline companies.  The selected market multiples were then multiplied by the Company’s earnings streams for the twelve months ended June 30, 2011, the annual 2011 forecast, and the annual 2012 forecast, with each given equal weighting, to arrive at an estimate of fair value for the Company.

Based on the above analysis, it was determined that the carrying value of the reporting unit including goodwill exceeded the fair value of the reporting unit, requiring the Company to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any.

In performing Step 2 of the goodwill impairment test, the Company compared the implied fair value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, pre-tax goodwill impairment charge of $1,003 million ($997 million after-tax), which was recognized during the three months ended September 30, 2011.  This charge had no impact on our cash flows or our compliance with debt covenants.

The following table sets forth the balance of goodwill as of January 1, 2011 and September 30, 2011:

	January 1, 2011	Additions	Impairments	September 30, 2011
	(in millions)
Goodwill, gross	$1,707	$—	$—	$1,707
Accumulated impairment losses	—	—	(1,003)	(1,003)
Total goodwill, net	$1,707	$—	$(1,003)	$704

The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company’s fair value estimates for purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements.  We based our fair value estimates on assumptions that we believe to be reasonable but that are inherently uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for our business. Our estimates assume that revenues will decline into the foreseeable future. There can be no assurance that our estimates and assumptions will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated operating results are not correct, we may be required to record goodwill impairment charges in future periods.

Note 3

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common stockholders by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  Due to the reported net loss for the three and nine months ended September 30, 2011 and 2010, the effect of potentially dilutive common shares was anti-dilutive and therefore not included in the calculation of diluted earnings per share.

During 2011 and 2010, certain employees and certain non-management directors were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards met the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At September 30, 2011, there were 365,135 such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, the net loss from continuing operations for the three and nine months ended September 30, 2011 and 2010 was not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

The following table sets forth the calculation of basic and diluted (loss) per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Net (loss)	$(968)	$(26)	$(909)	$(252)
Weighted-average common shares outstanding	15.1	15.0	15.1	15.0
Basic and diluted (loss) per share	$(63.97)	$(1.73)	$(60.15)	$(16.83)

Note 4

Additional Financial Information

Consolidated Statements of Operations

During the three and nine months ended September 30, 2011, the Company recorded a non-cash impairment charge of $1,003 million associated with the write-down of goodwill.  For additional information on goodwill impairment, see Note 2.

During the three and nine months ended September 30, 2010, the Company recorded expense reductions of $24 million and $40 million, respectively, related to the favorable non-recurring, non-cash resolution of state operating tax claims. These expense reductions are included in general and administrative expense in the consolidated statements of operations.

The Company recorded reorganization items in accordance with provisions established by the applicable reorganization accounting rules. Reorganization items represent charges that are directly associated with the reorganization process under Chapter 11 of the bankruptcy code and primarily consist of professional fees directly associated with our Chapter 11 reorganization.

The following table sets forth reorganization items expense and payments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions)
Reorganization items:
Expense	$—	$2	$1	$5
Payments	—	1	1	26

Balance Sheet

The following table sets forth additional information on accounts payable and accrued liabilities:

	At September 30,	At December 31,
	2011	2010
	(in millions)
Accounts payable and accrued liabilities:
Accounts payable	$13	$17
Accrued expenses	30	27
Accrued salaries and wages	62	107
Accrued taxes	18	84
Accrued interest	1	1
Accounts payable and accrued liabilities	$124	$236

Cash Flow

The following table sets forth certain financial information related to cash payments:

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Income taxes, net of amounts refunded	$143	$(92)
Interest, net	172	212

During the nine months ended September 30, 2010, the Company received a federal income tax refund of $94 million.

Interest payments of $172 million during the nine months ended September 30, 2011 decreased $40 million, compared to interest payments of $212 million during the nine months ended September 30, 2010, primarily due to the reduction in our long-term debt obligations as a result of principal payments.

Comprehensive (Loss)

The following table sets forth the computation of total comprehensive (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net (loss)	$(968)	$(26)	$(909)	$(252)
Other comprehensive income (loss), net of taxes:
Adjustments for pension and post-employment benefits	9	(7)	12	(5)
Total comprehensive (loss)	$(959)	$(33)	$(897)	$(257)

As of September 30, 2011, the balance in accumulated other comprehensive loss includes an unrealized loss of $28 million (net of tax of $17 million) related to pension and other post-employment benefits.

As of December 31, 2010, the balance in accumulated other comprehensive loss includes an unrealized loss of $40 million (net of tax of $24 million) related to pension and other post-employment benefits.

Fair Values of Financial Instruments

The Company’s financial assets and liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds. At September 30, 2011, the Company’s cash and cash equivalents were valued at $267 million using Level 1 inputs where the fair value is based on quoted prices in active markets for identical assets. The fair values of trade receivables and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments for each date presented have been estimated using recent individual trade activity, as part of a private market for the Company’s debt securities.

The following table sets forth the carrying amount and fair value for total debt obligations at September 30, 2011 and December 31, 2010:

	At September 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Total debt obligations	$2,135	$937	$2,171	$1,496

Note 5

Intangible Assets

In connection with the Company’s impairment testing of goodwill (see Note 2), the Company also tested its finite-lived intangible assets for impairment on an undiscounted future cash flow basis, and determined these assets were not impaired.  The Company’s indefinite-lived intangible assets were also not impaired.

The following table sets forth the details of the Company’s intangible assets:

	At September 30, 2011			At December 31, 2010
	(in millions)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Client relationships	$497	$174	$323	$497	$100	$397
Internal use software	102	71	31	99	46	53
Patented technologies	34	20	14	34	11	23
Marketing-related intangibles	8	—	8	8	—	8
Total intangible assets	$641	$265	$376	$638	$157	$481

Amortization expense for intangible assets was $35 million and $109 million for the three and nine months ended September 30, 2011, respectively.  Amortization expense for intangible assets was $38 million and $119 million for the three and nine months ended September 30, 2010, respectively.

Amortization expense is estimated to be $143 million in 2011, $129 million in 2012, $104 million in 2013 and $100 million in 2014 for the intangible assets as of September 30, 2011.

Note 6

Debt Obligations

The following table sets forth the Company’s outstanding debt obligations on the consolidated balance sheets as of September 30, 2011 and December 31, 2010:

	Interest Rates	Original Maturity	At September 30, 2011	At December 31, 2010
			(in millions)
Senior secured term loans	ABR + 7.00%	2015	$2,135	$2,171
Less: current maturities of long-term debt			(60)	—
Long-term debt			$2,075	$2,171

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

Debt Covenants and Maturities

As of September 30, 2011, the Company was in compliance with all of the covenants of its Loan Agreement.

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

During the nine months ended September 30, 2011, the Company made mandatory principal payments of $36 million.  On October 13, 2011, the Company made a mandatory principal payment of $60 million.

Note 7

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

Net Periodic Cost

The following tables set forth the benefit costs (income) related to the Company’s pension and post-employment health care and life insurance plans for the three and nine months ended September 30, 2011 and 2010:

	Pension
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$1	$1	$3	$3
Interest cost	6	8	19	22
Expected return on plan assets	(9)	(10)	(27)	(29)
Actuarial loss, net	—	—	—	—
Settlement loss (gain)	1	(1)	4	—
Net periodic benefit cost (income)	$(1)	$(2)	$(1)	$(4)

For the three and nine months ended September 30, 2011, the Company recorded pension settlement losses of $1 million and $4 million, respectively.  For the three months ended September 30, 2010, the Company recorded a pension settlement gain of $1 million. The settlement gains and losses were related to employees that received lump-

sum distributions. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

	Health Care and Life
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Service cost	$—	$—	$1	$1
Interest cost	4	4	12	11
Actuarial loss, net	—	—	—	—
Net periodic benefit cost	$4	$4	$13	$12

Savings Plans Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and non-tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in the plan.  Under the plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees.  For the three and nine months ended September 30, 2011, the Company recorded total savings plan expenses of $1 million and $8 million, respectively.  For the three and nine months ended September 30, 2010, the Company recorded total savings plan expenses of $5 million and $15 million, respectively.  During 2011, the Company reduced its savings plan match benefit to eligible employees.

Severance Benefits

The following table sets forth severance expense and payments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions)
Severance:
Expense	$3	$5	$12	$9
Payments	3	3	16	6

Included in the severance expense above for the three and nine months ended September 30, 2010, in connection with the termination of the Company’s former chief executive officer, the Company recorded a charge of $4 million related to severance, health benefits, financial planning and outplacement services.  This amount was paid in 2011.

The payment amounts for the nine months ended September 30, 2011 and 2010 include severance payments related to restructuring activities.

Note 8

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

A portion of the cost related to these awards is included in the Company’s compensation expense for the three and nine months ended September 30, 2011.

Changes in the Company’s outstanding restricted stock awards were as follows:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2011	427,867	$27.01
Granted	63,488	8.82
Vested	(89,047)	37.88
Forfeitures	(37,173)	37.59
Outstanding restricted stock at September 30, 2011	365,135	$20.12

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

A portion of the costs of this award is included in the Company’s compensation expense for the three and nine months ended September 30, 2011.

Changes in the Company’s outstanding restricted stock units were as follows:

	Restricted Stock Units	Weighted- Average Fair Value
Outstanding RSUs at January 1, 2011	12,093	$33.09
Granted	67,500	7.47
Dividend equivalents	—	—
Payments	—	—
Forfeitures	—	—
Outstanding RSUs at September 30, 2011	79,593	$11.36

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

A portion of the cost related to these stock option awards is included in the Company’s compensation expense for the three and nine months ended September 30, 2011.

Changes in the Company’s outstanding stock option awards were as follows:

	Number of Stock Option Awards	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)
Outstanding stock option awards at January 1, 2011	150,000	$7.25	9.94	$1.46
Granted	214,274	8.54	10.00	0.00
Exercises	—	—	—	—
Forfeitures/expirations	(18,650)	8.82	0.00	0.00
Outstanding stock option awards at September 30, 2011	345,624	$7.97	9.31	$0.00

Stock-Based Compensation Expense

The compensation expense recognized for the three and nine months ended September 30, 2011, related to stock-based compensation was $1 million and $3 million, respectively.  The compensation expense recognized for the three and nine months ended September 30, 2010, related to stock-based compensation was $2 million and $4 million, respectively.  These costs are recorded as part of general and administrative expense on the Company’s consolidated statements of operations.

As of September 30, 2011, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock and restricted stock unit awards was approximately $6 million and is expected to be recognized over a weighted-average period of approximately 1.7 years.

Note 9

Income Taxes

Income taxes for the nine months ended September 30, 2011 and 2010 have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense and the tax effect of other one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate (7%) for 2011. The decrease in the current year estimated annual effective tax rate is primarily due to the impact of the non-deductible component of the goodwill impairment charge. The Company recorded a $6 million tax benefit related to the deductible component of the goodwill impairment charge. Without this goodwill impairment charge, our anticipated effective tax rate would approximate 37% for 2011. Our effective tax rate for 2011 may be subject to changes in future periods. The full year effective tax rate for 2010 was 35.3%.

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

On November 25, 2009, three former Bell retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon employee benefits committee and pension plans and the Company employee benefits committee (the “EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under ERISA; that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the Court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company’s EBC relating to the production of documents and statutory penalties for failure to produce same.  The only claims remaining against the Company are procedural ERISA claims against the Company’s EBC.  On November 1, 2010, the Company’s EBC filed its answer to the complaint.  On November 4, 2010, the Company’s EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC.  Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the Court, the Plaintiffs filed another amendment to the complaint, alleging a new count against the Company’s EBC.  The Company’s EBC filed another motion to dismiss the amended complaint and have filed a summary judgment motion before the deadline set by the scheduling order.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

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

On November 15, 2010, a group of publishers including the Company led by the Local Search Association (formerly the Yellow Pages Association), (the “Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging Ordinance 123427 enacted by the City of Seattle requiring the Publishers of yellow pages directories distributed in the City of Seattle to obtain a license from the City, and pay a tax to distribute the directory publications and permitting all the potential recipients of the yellow pages to opt out of receiving the directory using a common City-sanctioned opt out registry, (the “Ordinance”).   The suit challenged the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution, and violating the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to stop the operation of the Ordinance before the first publication of the Dex Seattle directory.  After no order was forthcoming from the Court, the Publishers filed a motion for temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 13, 2011, the Publishers filed a motion with the United States Court of Appeals for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the Court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, an oral argument was made in front of a 9th Circuit appellate panel.  Meanwhile, on September 16, 2011, the district court granted the City’s summary judgment motion and denied the Publishers’ summary judgment motion ruling that the Ordinance did not violate the First Amendment. This final order gives the Publishers an opportunity to file a full consolidated appeal to the 9th Circuit.

On April 26, 2011, the Company received a letter from the Philadelphia Equal Employment Opportunity Commission (“EEOC”) on behalf of a former employee indicating that the EEOC was conducting an investigation for a possible nationwide class claim.  The former employee was terminated after failing to memorize a sales pitch.  The EEOC alleges that the Company may have systematically discriminated against older employees and employees with disabilities by requiring them to memorize a sales pitch.  The Company is cooperating with the agency and has provided the agency with responsive documents requested in the EEOC’s original request.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (FLSA) collective action against the Company, all its subsidiaries, the current CEO and the former CEO in the US District Court, Northern District of Texas, Dallas Division.  The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees.  On July 29, 2011, the Company filed a motion to dismiss the complaint.  In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime.  Subsequently, the Company amended its motion to dismiss in light of the new allegations.  On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice.  The Company’s response is not yet due.

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results of operations for the entire 2011 fiscal year.

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

Advertising Sales

We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy. For the three and nine months ended September 30, 2011, net advertising sales declined 15.9% and 17.0%, respectively, compared to the same periods in 2010. For the three and nine months ended September 30, 2010 net advertising sales declined 15.4% and 17.5%, respectively, compared to the same periods in 2009. If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues.

Advertising sales for the nine months ended September 30, 2011 include negative adjustments of $11 million, or 0.8%, related to the financial distress and operational wind down of a single certified marketing representative firm in our third-party national sales channel.  As of June 2011, responsibility for these accounts has been transitioned to other certified marketing representative firms.

To mitigate the declining advertising sales and revenues, we continue to actively manage expenses and streamline operations to reduce our cost structure.

Goodwill Impairment

In accordance with Accounting Standards Codification 350 “Intangibles-Goodwill and Other” (“ASC 350”), impairment testing for goodwill is performed at least annually.  The Company performs its annual impairment test as of October 1.  Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The impairment test for goodwill uses a two-step approach, which is performed at the entity level as the Company has one reporting unit. Step 1 compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, there is a potential impairment and Step 2 must be performed. Step 2 compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is recorded as an impairment.

For the quarter ended September 30, 2011, the Company concluded there were indicators of potential goodwill impairment, including the decline in the trading value of the Company’s debt and equity securities and the impact of current economic and market conditions on our business. As a result of identifying indicators of impairment, the Company performed an impairment test of goodwill as of August 31, 2011.

In performing Step 1 of the impairment test, the Company estimated the fair value of the reporting unit using a combination of the income and market approaches with greater emphasis placed on the income approach, for purposes of estimating the total enterprise value for the Company.

The income approach is based on a discounted cash flow analysis and calculates the fair value of the reporting unit by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to a present value, using a weighted average cost of capital (“WACC”).  The WACC utilized in the Company’s analysis using the income approach was 20%.  The WACC is an estimate of the overall after-tax rate of return required for equity and debt holders of a business enterprise.  The reporting unit’s cost of equity and debt was developed based on data and factors relevant to the economy, the industry and the reporting unit.  The cost of equity was estimated using the capital asset pricing model (“CAPM”).  The CAPM uses a risk-free rate of return and an appropriate market risk premium for equity investments and the specific risks of the investment.  The analysis also included comparisons to a group of guideline companies engaged in the same or similar businesses.  The cost of debt was estimated using the current after-tax average borrowing cost that a market participant would expect to pay to obtain its debt financing assuming a target capital structure.

The market approach is based on the guideline publicly traded company method to determine the fair value of the reporting unit. Under this method, market multiples ratios were applied to the reporting unit’s earnings with consideration given to the Company’s size, product offerings, growth, and other relevant factors compared to those of the guideline companies. The guideline companies selected were engaged in the same or a similar line of business as the Company. Market multiples were then selected based on consideration of risk, growth, and profitability differences between the Company and the guideline companies.  The selected market multiples were then multiplied by the Company’s earnings streams for the twelve months ended June 30, 2011, the annual 2011 forecast, and the annual 2012 forecast, with each given equal weighting, to arrive at an estimate of fair value for the Company.

Based on the above analysis, it was determined that the carrying value of the reporting unit including goodwill exceeded the fair value of the reporting unit, requiring the Company to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any.

In performing Step 2 of the goodwill impairment test, the Company compared the implied fair value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, pre-tax goodwill impairment charge of $1,003 million ($997 million after-tax), which was recognized during the three months ended September 30, 2011.  This charge had no impact on our cash flows or our compliance with debt covenants.

The following table sets forth the balance of goodwill as of January 1, 2011 and September 30, 2011:

	January 1, 2011	Additions	Impairments	September 30, 2011
	(in millions)
Goodwill, gross	$1,707	$—	$—	$1,707
Accumulated impairment losses	—	—	(1,003)	(1,003)
Total goodwill, net	$1,707	$—	$(1,003)	$704

The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company’s fair value estimates for purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements.  We based our fair value estimates on assumptions that we believe to be reasonable but that are inherently uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for our business. Our estimates assume that revenues will decline into the foreseeable future. There can be no assurance that our estimates and assumptions will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated operating results are not correct, we may be required to record goodwill impairment charges in future periods.

Debt Repayment

On October 13, 2011, the Company made a mandatory principal payment of $60 million.

Results of Operations

We emerged from Chapter 11 bankruptcy and adopted fresh start accounting on December 31, 2009. As required by U.S. GAAP, the implementation of fresh start accounting at December 31, 2009 included adjustments to deferred revenue and deferred directory costs and had a significant non-cash impact on our consolidated results of operations in 2010, but had no impact on the underlying cash, working capital assumptions or operation of our business. As a result of the application of fresh start accounting, the Company’s 2010 financial statements are not comparable with our 2011 financial statements. However, in our discussion of the results of operations, the three and nine months ended September 30, 2011 have been compared to the three and nine months ended September 30, 2010 in our consolidated statements of operations. In this discussion, we quantify the impacts of fresh start accounting on our 2010 consolidated results of operations.

The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Our operating results for any quarter may not be indicative of our operating results in any future period.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth our consolidated operating results for the three months ended September 30, 2011 and 2010:

Three Months Ended September 30,	2011	2010	Change	% Change
	(in millions, except %)
Operating Revenue	$399	$349	$50	14.3%
Operating Expense
Selling	106	122	(16)	(13.1)
Cost of sales (exclusive of depreciation and amortization)	96	108	(12)	(11.1)
General and administrative	48	45	3	6.7
Depreciation and amortization	43	45	(2)	(4.4)
Impairment charge	1,003	—	1,003	NM
Total Operating Expense	1,296	320	976	NM

Operating Income (Loss)	(897)	29	(926)	NM
Interest expense, net	58	69	(11)	(15.9)
(Loss) Before Reorganization Items and (Benefit) for Income Taxes	(955)	(40)	(915)	NM
Reorganization items	—	2	(2)	(100.0)
(Loss) Before (Benefit) for Income Taxes	(955)	(42)	(913)	NM
Provision (Benefit) for income taxes	13	(16)	29	NM
Net (Loss)	$(968)	$(26)	$(942)	NM

Operating Revenue

Operating revenue of $399 million in the three months ended September 30, 2011 increased $50 million, or 14.3%, compared to $349 million in the three months ended September 30, 2010. This increase was due primarily to the exclusion of approximately $140 million of amortized revenue from the three months ended September 30, 2010, as required by fresh start accounting. This increase was partially offset by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy.

Operating Expense

Operating expense of $1,296 million in the three months ended September 30, 2011 increased $976 million, compared to $320 million in the three months ended September 30, 2010, primarily due to a non-cash goodwill impairment charge of $1,003 million, partially offset by expense reductions described below.  Our operating expenses for the three months ended September 30, 2010 exclude approximately $47 million of costs, as required by fresh start accounting.

Selling. Selling expense of $106 million in the three months ended September 30, 2011 decreased $16 million, or 13.1%, compared to $122 million in the three months ended September 30, 2010. This decrease resulted primarily from lower employee related costs, reduced advertising costs associated with our national advertising program and lower contract services costs, partially offset by higher sales commissions as a result of the exclusion of approximately $22 million of sales commissions from the three months ended September 30, 2010, as required by fresh start accounting.

Cost of Sales. Cost of sales of $96 million in the three months ended September 30, 2011 decreased $12 million, or 11.1%, compared to $108 million in the three months ended September 30, 2010. This decrease was primarily due to reduced employee related costs, partially offset by increased printing and distribution costs as a result of the exclusion of approximately $18 million of printing and distribution costs from the three months ended September 30, 2010, as required by fresh start accounting.

General and Administrative. General and administrative expense of $48 million in the three months ended September 30, 2011 increased $3 million, or 6.7%, compared to $45 million in the three months ended September 30, 2010.  The increase was primarily driven by a $24 million expense reduction recorded during the three months ended September 30, 2010 related to the favorable non-recurring, non-cash resolution of state operating tax claims, a charge in 2011 associated with a non-recurring vendor settlement and higher settlement losses in 2011 associated with our pension plans.  These increases were partially offset by lower bad debt expense, reduced employee related costs and lower severance costs.  Our 2010 severance expense included a charge of $4 million associated with the termination of our former chief executive officer.  Bad debt expense of $15 million for the three months ended September 30, 2011, decreased by $5 million, or 25.0%, compared to $20 million for the three months ended September 30, 2010.  Bad debt expense as a percent of total operating revenue was 3.8% for the three months ended September 30, 2011, compared to 5.7% for the three months ended September 30, 2010.  Approximately $7 million of bad debt expense was excluded from general and administrative expense for the three months ended September 30, 2010, as required by fresh start accounting.

Depreciation and Amortization. Depreciation and amortization expense of $43 million in the three months ended September 30, 2011 decreased $2 million, or 4.4%, compared to $45 million in the three months ended September 30, 2010.  This decrease was primarily due to lower amortization expense associated with capitalized internal use software.

Impairment Charge. In the three months ended September 30, 2011, we recorded a non-cash impairment charge of $1,003 million related to the write down of goodwill.  No impairment charges were recorded in the three months ended September 30, 2010.

Interest expense, net

Interest expense, net of interest income, of $58 million in the three months ended September 30, 2011 decreased $11 million, or 15.9%, compared to $69 million in the three months ended September 30, 2010, due to lower interest expense due to a reduction in our long-term debt obligations as a result of principal payments.

Reorganization items

Reorganization items for the three months ended September 30, 2011 were less than $1 million, compared to $2 million for the three months ended September 30, 2010, primarily due to lower professional fees associated with our emergence from Chapter 11 bankruptcy.

Provision (benefit) for income taxes

Provision (benefit) for income taxes of $13 million in the three months ended September 30, 2011 increased $29 million, compared to a benefit of ($16) million in the three months ended September 30, 2010, primarily due to the impact of the items described above.  Our 2011 provision includes a $6 million tax benefit associated with the deductible component of the goodwill impairment charge.  Our effective tax rates for the three months ended September 30, 2011 and 2010 were (1.4%) and 38.1%, respectively. The results for the three months ended September 30, 2011 and 2010, also include the effects of one-time discrete items.  We anticipate our effective tax rate, including interest expense and other one-time discrete items, to approximate (7%) for 2011. Excluding the impact of the goodwill impairment charge, our anticipated effective tax rate would approximate 37%.  Our effective tax rate for 2011 may be subject to changes in future periods. Our full year effective tax rate for 2010 was 35.3%.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth our operating results for the nine months ended September 30, 2011 and 2010:

Nine Months Ended September 30,	2011	2010	Change	% Change
	(in millions, except %)
Operating Revenue	$1,258	$750	$508	67.7%
Operating Expense
Selling	334	344	(10)	(2.9)
Cost of sales (exclusive of depreciation and amortization)	312	300	12	4.0
General and administrative	166	142	24	16.9
Depreciation and amortization	131	140	(9)	(6.4)
Impairment charge	1,003	—	1,003	NM
Total Operating Expense	1,946	926	1,020	NM

Operating (Loss)	(688)	(176)	(512)	NM
Interest expense, net	172	212	(40)	(18.9)
(Loss) Before Reorganization Items and (Benefit) for Income Taxes	(860)	(388)	(472)	NM
Reorganization items	1	5	(4)	(80.0)
(Loss) Before (Benefit) for Income Taxes	(861)	(393)	(468)	NM
Provision (Benefit) for income taxes	48	(141)	189	NM
Net (Loss)	$(909)	$(252)	$(657)	NM

Operating Revenue

Operating revenue of $1,258 million for the nine months ended September 30, 2011 increased $508 million, or 67.7%, compared to $750 million for the nine months ended September 30, 2010.  This increase was due primarily to the exclusion of approximately $784 million of amortized revenue in the nine months ended September 30, 2010, as required by fresh start accounting. This increase was partially offset by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy.

Operating Expense

Operating expense of $1,946 million for the nine months ended September 30, 2011 increased $1,020 million, compared to $926 million for the nine months ended September 30, 2010 primarily due to a non-cash goodwill impairment charge of $1,003 million, and the reasons described below.  Our operating expenses for the nine months ended September 30, 2010 exclude approximately $257 million of costs, as required by fresh start accounting.

Selling. Selling expense of $334 million for the nine months ended September 30, 2011 decreased $10 million, or 2.9%, compared to $344 million for the nine months ended September 30, 2010. This decrease resulted primarily from lower employee related costs, reduced advertising costs associated with our national advertising program and lower contract services costs, partially offset by higher sales commissions as a result of the exclusion of approximately $98 million of sales commissions from the nine months ended September 30, 2010, as required by fresh start accounting.

Cost of Sales. Cost of sales of $312 million for the nine months ended September 30, 2011 increased $12 million, or 4.0%, compared to $300 million for the nine months ended September 30, 2010. This increase was primarily due to increased printing and distribution costs as a result of the exclusion of approximately $100 million of printing and distribution costs from the nine months ended September 30, 2010, as required by fresh start accounting.  This increase was partially offset by reduced employee related costs.

General and Administrative. General and administrative expense of $166 million for the nine months ended September 30, 2011 increased $24 million, or 16.9%, compared to $142 million for the nine months ended September 30, 2010.  The increase was primarily driven by a $40 million expense reduction recorded during the nine months ended September 30, 2010 related to the favorable non-recurring, non-cash resolution of state operating tax claims.  Additionally, the increase was driven by a charge in 2011 associated with a non-recurring vendor settlement, higher settlement losses in 2011 associated with our pension plans and increased severance costs. Our 2010 severance expense included a charge of $4 million associated with the termination of our former chief executive officer.  These increases were partially offset by reduced employee related costs and lower contract services costs.  Bad debt expense was $50 million for the nine months ended September 30, 2011, and September 30, 2010, although bad debt expense as a percentage of total operating revenue decreased.  Bad debt expense as a percent of total operating revenue was 4.0% for the nine months ended September 30, 2011, compared to 6.7% for the nine months ended September 30, 2010. Approximately $59 million of bad debt expense was excluded from general and administrative expense for the nine months ended September 30, 2010, as required by fresh start accounting.

Depreciation and Amortization. Depreciation and amortization expense of $131 million for the nine months ended September 30, 2011 decreased $9 million, or 6.4%, compared to $140 million for the nine months ended September 30, 2010. This decrease was primarily due to lower amortization expense associated with capitalized internal use software.

Impairment Charge. For the nine months ended September 30, 2011, we recorded a non-cash impairment charge of $1,003 million related to the write down of goodwill.  No impairment charges were recorded for the nine months ended September 30, 2010.

Interest expense, net

Interest expense, net of interest income, of $172 million for the nine months ended September 30, 2011 decreased $40 million, or 18.9%, compared to $212 million for the nine months ended September 30, 2010 due to lower interest expense due to a reduction in our long-term debt obligations as a result of principal payments.

Reorganization items

Reorganization items for the nine months ended September 30, 2011 of $1 million decreased $4 million, or 80.0%, compared to $5 million for the nine months ended September 30, 2010, primarily due to lower professional fees associated with our emergence from Chapter 11 bankruptcy.

Provision (benefit) for income taxes

Provision (benefit) for income taxes of $48 million for the nine months ended September 30, 2011 increased $189 million, compared to a benefit for income taxes of ($141) million for the nine months ended September 30, 2010, primarily due to the impact of the items described above.  Our 2011 provision includes a $6 million tax benefit associated with the deductible component of the goodwill impairment charge.  Our effective tax rates for the nine months ended September 30, 2011 and 2010 were (5.6%) and 35.9%, respectively. The results for the nine months ended September 30, 2011 and 2010 include interest expense and the effects of one-time discrete items.  During the nine months ended September 30, 2010, we recorded a non-cash income tax charge of $7 million to reduce a deferred tax asset associated with eliminating a future tax deduction related to Medicare Part D subsidies received on or after January 1, 2013.  We anticipate our effective tax rate, including interest expense and other one-time discrete items, to approximate (7%) for 2011. Excluding the impact of the goodwill impairment charge, our anticipated effective tax rate would approximate 37%.  Our effective tax rate for 2011 may be subject to changes in future periods. Our full year effective tax rate for 2010 was 35.3%.

Liquidity and Capital Resources

The following table sets forth a summary of cash flows for the nine months ended September 30, 2011 and 2010:

Nine Months Ended September 30,	2011	2010	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$140	$404	$(264)
Investing activities	(11)	(31)	20
Financing activities	(36)	(254)	218
Increase In Cash and Cash Equivalents	$93	$119	$(26)

Our primary source of funds continues to be cash generated from operations. For the nine months ended September 30, 2011, net cash provided by operating activities of $140 million decreased $264 million, or 65.3%, compared to $404 million during the nine months ended September 30, 2010 primarily due to income tax payments of $143 million in 2011, which includes a federal tax payment of $72 million related to our 2010 income tax obligations.  Additionally, during the nine months ended September 30, 2010, we received a federal income tax refund of $94 million.  The remaining decrease was primarily due to lower cash collections and higher severance payments, partially offset by reduced expenditures, lower interest payments due to our lower outstanding debt obligations and lower reorganization item payments.

Cash used in investing activities of $11 million during the nine months ended September 30, 2011 decreased $20 million, or 64.5%, compared to $31 million during the nine months ended September 30, 2010, related to reduced capital expenditures and capitalized internal use software expenditures.

Net cash used in financing activities of $36 million for the nine months ended September 30, 2011 decreased $218 million, or 85.8%, compared to $254 million for the nine months ended September 30, 2010.  Net cash used in financing activities in the nine months ended September 30, 2011 and 2010 represents the repayment of debt principal.  On October 13, 2011, the Company made a mandatory principal payment of $60 million.

We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2011.  As of September 30, 2011, the Company was in compliance with all of the covenants of its Loan Agreement.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08 (“ASU 2011-08”), “Testing Goodwill for Impairment,” which amends Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”). The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The guidance provided in ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amended guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively.  We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends Accounting Standards Codification 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively.  We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The Company adopted ASU 2010-28 on January 1, 2011. The adoption of ASU 2010-28 did not have an impact on the Company’s consolidated financial position or results of operations.

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

On November 25, 2009, three former Bell retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon employee benefits committee and pension plans and the Company employee benefits committee (the “EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under ERISA; that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the Court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company’s EBC relating to the production of documents and statutory penalties for failure to produce same.  The only claims remaining against the Company are procedural ERISA claims against the Company’s EBC.  On November 1, 2010, the Company’s EBC filed its answer to the complaint.  On November 4, 2010, the Company’s EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC.  Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the Court, the Plaintiffs filed another amendment to the complaint, alleging a new count against the Company’s EBC.  The Company’s EBC filed another motion to dismiss the amended complaint and have filed a summary judgment motion before the deadline set by the scheduling order.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

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

On November 15, 2010, a group of publishers including the Company led by the Local Search Association (formerly the Yellow Pages Association), (the “Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging Ordinance 123427 enacted by the City of Seattle requiring the Publishers of yellow pages directories distributed in the City of Seattle to obtain a license from the City, and pay a tax to distribute the directory publications and permitting all the potential recipients of the yellow pages to opt out of receiving the directory using a common City-sanctioned opt out registry, (the “Ordinance”).   The suit challenged the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution, and violating the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to stop the operation of the Ordinance before the first publication of the Dex Seattle directory.  After no order was forthcoming from the Court, the Publishers filed a motion for temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 13, 2011, the Publishers filed a motion with the United States Court of Appeals for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the Court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, an oral argument was made in front of a 9th Circuit appellate panel.  Meanwhile, on September 16, 2011, the district court granted the City’s summary judgment motion and denied the Publishers’ summary judgment motion ruling that the Ordinance did not violate the First Amendment. This final order gives the Publishers an opportunity to file a full consolidated appeal to the 9th Circuit.

On April 26, 2011, the Company received a letter from the Philadelphia Equal Employment Opportunity Commission (“EEOC”) on behalf of a former employee indicating that the EEOC was conducting an investigation for a possible nationwide class claim.  The former employee was terminated after failing to memorize a sales pitch.  The EEOC alleges that the Company may have systematically discriminated against older employees and employees with disabilities by requiring them to memorize a sales pitch.  The Company is cooperating with the agency and has provided the agency with responsive documents requested in the EEOC’s original request.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (FLSA) collective action against the Company, all its subsidiaries, the current CEO and the former CEO in the US District Court, Northern District of Texas, Dallas Division.  The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees.  On July 29, 2011, the Company filed a motion to dismiss the complaint.  In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime.  Subsequently, the Company amended its motion to dismiss in light of the new allegations.  On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice.  The Company’s response is not yet due.

Item 1A.           Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to other information set forth in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II of our 2010 Annual Report on Form 10-K, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.  Set forth below is a risk factor that has been modified or has materially changed from the risk factors discussed in our 2010 Annual Report on Form 10-K.  The risk described in this Quarterly Report and in our 2010 Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change, however, new risks that are currently unknown to us may surface in the future which materially adversely affect our business, financial condition, operating results or cash flow in the future.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares acquired from employees during the three months ended September 30, 2011 as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees pursuant to the SuperMedia Inc. 2009 Incentive Compensation Plan and the SuperMedia Inc. Long Term Incentive Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	20	$3.85	—	—
August 1 – August 31	102	$2.36	—	—
September 1 – September 30	—	—	—	—
Total	122	$2.60	—	—

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

31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* These exhibits are furnished herewith.  In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Act of 1934 as amended and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERMEDIA INC.

November 3, 2011	/s/ Peter J. McDonald
Peter J. McDonald
Chief Executive Officer
(Principal Executive Officer)

November 3, 2011	/s/ Samuel D. Jones
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

31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* These exhibits are furnished herewith.  In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Act of 1934 as amended and otherwise are not subject to liability under these sections.