Form 10-K
period 2011-12-31
SUPERMEDIA INC.
filed 2012-02-23
CIK 1367396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $56,773,043, based upon the closing price of the shares on the NASDAQ Stock Market LLC on that date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of February 21, 2012, there were 15,468,056 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement relating to the registrant’s 2012 Annual Meeting of Stockholders, scheduled to be held on May 23, 2012, which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2011.

We own or have rights to various copyrights, trademarks, service marks and trade names in our business, including, but not limited to, SuperMedia®, Superpages®, SuperWhitePages®, Verizon® Yellow Pages, Verizon® White Pages, FairPoint® Yellow Pages, frontier® Yellow Pages, Superpages.com®, LocalSearch.comSM, Everycarlisted.comSM, SuperpagesMobile®, SuperGuaranteeSM, the SuperGuarantee shield, SuperGuarantee Autos®, SuperpagesDirect®, and InceptorSM. This report also includes copyrights, trademarks and/or trade names of other companies.

i

FORWARD-LOOKING STATEMENTS

Some statements included in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws. Statements that include the words “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. You should not place undue reliance on these statements.  These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general.  Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risks related to the following:

•                  our inability to provide assurance for the long-term continued viability of our business;

•                  reduced advertising spending and increased contract cancellations by our clients, which causes reduced revenue;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” in Part I of this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

Item 1.  Business.

Overview

SuperMedia Inc., (collectively, “SuperMedia,” “we,” “our,” “us,” “Successor” or the “Company”) formerly known as Idearc Inc., (collectively, “Idearc” or “Predecessor”), is one of the largest yellow pages directory publishers in the United States as measured by revenue.  We also offer digital advertising solutions. We place our clients’ business information into our portfolio of local media solutions, which includes the Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, mobile sites and mobile applications, and our Superpages direct mailers. In addition, we offer solutions for social media, digital content creation and management, reputation management and search engine optimization. We became an independent public company in November 2006, when Verizon Communications Inc. (“Verizon”) completed the spin-off of our shares to Verizon’s stockholders.

Together with our predecessor companies, we have more than 125 years of experience in the directory business. We primarily operate in the markets in which Verizon or its formerly owned properties now owned by FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”) are the incumbent local exchange carriers. We have a geographically diversified revenue base covering markets in 32 states for Superpages directories and Superpages direct mailers and in all 50 states for Superpages.com and our other digital solutions.  In 2011, we published more than 1,000 distinct directory titles and distributed about 89 million copies of these directories to businesses and residences in the United States.

We are the official publisher of Verizon, FairPoint and Frontier print directories in the markets in which these companies are the incumbent local telephone exchange carriers. We use their brands on our print directories in these and other specified markets. We have a number of agreements with them that govern our publishing relationship, including publishing agreements, branding agreements, and non-competition agreements, each of which has a term expiring in 2036.

On March 31, 2009, Idearc and its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).  On December 31, 2009, the Company emerged from bankruptcy protection and entered into a loan agreement (the “Loan Agreement”) with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans.  On December 29, 2011, the Bankruptcy Court entered final decrees closing the Company’s bankruptcy cases.

On January 4, 2010, we changed our corporate name from Idearc Inc. to SuperMedia Inc.  Our name symbolizes our focus on providing outstanding print and digital local solutions to our clients nationwide.

Business Strategy and Competitive Strengths

Our strategy will continue to focus on being the trusted marketing partner for businesses, by offering them solutions to meet their specific promotional media needs.  We believe our media solutions provide a better return on investment relative to many other media alternatives. In making a decision to advertise, we believe that our clients recognize that a large number of consumers who consult yellow pages directories then make a purchase from information about local businesses that they find in the directories, and that a broad and diverse demographic and geographic base of consumers reference both print and digital media. We also believe that our clients value the quality of our client service and other support we provide.

Our ability to develop and adapt our print and digital media solutions helps our clients reach more consumers in more ways, and is key to increasing consumer usage and generating revenue growth. We are continuing to enhance our offerings by focusing on improvements in content, technology and user experience. We continue to serve the promotional needs of local and national businesses by offering media solutions that fit their needs and budgets. To further increase our clients’ return on investment, we continue to refine programs that align each client’s investment with the value of the media solutions purchased.

We believe that the following factors will enable us to continue to compete in the local media marketplace:

•            Agreements with Local Exchange Carriers.  We are the official publisher of Superpages directories for the incumbent local exchange carrier in most of our markets. Verizon, FairPoint and Frontier have granted us the right to use their brands on our print directories in these markets. We believe our position as the official publisher of the local exchange carrier drives consumer awareness and use of our directories.

•             Our Presence in the Local Digital Search Market.  We have a presence in the local digital search market with Superpages.com and the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, mobile sites and mobile applications. In 2011, the Superpages.com network had more than 129 billion searches. Under agreements with a number of major search engines, through the Superpages.com network we place locally focused business information on those search engines’ websites, providing higher traffic volume for our clients.

•             Superior Value Proposition.  We believe our promotional solutions provide our clients with a greater value proposition than many other media, because they target consumers at the key time when they are actively seeking information to make a purchase, and also reach consumers during several preceding and post purchase stages of the buying cycle.  This is accomplished through print and digital listing and campaign based solutions as well as through the addition of social and mobile solutions. We believe our solutions increase the value for our clients by providing a competitive cost per reference. Cost per reference is a measure of a business’s cost per contact generated from its promotional spending. Further, we believe that our solutions provide a higher return on investment for a large number of business types than many other local advertising alternatives, including newspapers, television and radio. We offer our clients an array of complementary media solutions, including Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network and our Superpages direct mailers, as well as social media, digital content creation and management, reputation management and search engine optimization, all of which extend our clients’ reach.

•             Large Locally Based Sales Force.  The majority of our sales force is locally based, consisting mainly of premise media consultants who generally focus on face-to-face sales. We believe the size, local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with our clients. Annually, our local client renewal rates (which exclude the loss of clients that did not renew because they are no longer in business) have been at approximately 80%, in spite of the economic downturn.  In addition, we have well-established training programs, practices and procedures to manage the productivity and effectiveness of our sales force.

•             Innovative and Adaptive Offerings.  We believe we are adept at both developing innovative offerings for our clients and adapting quickly to consumer preferences. The Company offers a SuperGuarantee marketing program to certain of our clients designed to make it easier and faster for consumers to find businesses they trust. Our SuperGuarantee program provides a limited guarantee of the services performed by certain of our clients.  We continually update our consumer offerings on Superpages.com, as well as our client offerings through the addition of solutions based on changing consumer behavior.  For example, we have continued to develop digital solutions and media to adapt to market demands and advances in technology, and to effectively compete or partner with other digital information providers. Additionally, we offer Superpages direct mail postcard packages and exclusive mailers to our clients.

•             Diverse and Attractive Markets.  We have a geographically diversified revenue base covering markets in 32 states for Superpages directories and Superpages direct mailers and in all 50 states for Superpages.com and our other digital solutions. We believe our markets are attractive for local and national advertisers due to the concentration of higher spending consumers than the national average. We believe we have some degree of protection from regional market fluctuations because we have a presence in diverse markets across the country. In 2011, our top ten directories, as measured by revenue, accounted for approximately 8% of our revenue and no single directory accounted for more than 2% of our revenue.

•             Broad Client Base.  Our revenue comes from approximately 393,000 local clients as of December 31, 2011.  We do not depend, to any significant extent, on the sale of our solutions to a particular industry or to a particular client. Annually, our local clients’ renewal rates (which exclude the loss of clients that did not renew because they are no longer in business) have been at approximately 80%, in spite of the economic downturn.  In 2011, no single local client accounted for more than 0.2% of our revenue, with our top ten local clients collectively, representing less than 1% of our revenue.

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

In 2006, Verizon decided to spin off its domestic directory business. In anticipation of the spin-off, Verizon transferred its domestic print and digital yellow pages directory publishing operations to us. The spin-off was completed in November 2006 through a tax-free distribution by Verizon of all of its shares of our common stock to Verizon’s stockholders.

On March 31, 2009, we filed voluntary Chapter 11 bankruptcy petitions seeking reorganization relief under the Bankruptcy Code to restructure our debt.  On December 31, 2009, we consummated the reorganization and emerged from bankruptcy with a restructured balance sheet.  On January 4, 2010, we changed our name to SuperMedia Inc.

Markets

In 2011, we published more than 1,000 directories in 32 states and distributed approximately 89 million directories to businesses and residences in the United States. In 2011, our top ten directories, as measured by revenue, accounted for approximately 8% of our revenue and no single directory accounted for more than 2% of our revenue. Our directories are generally well established in their communities and cover contiguous geographic areas to create a strong local market presence and allow for selling efficiencies.

In connection with the spin-off from Verizon, we entered into a number of agreements with Verizon to preserve the benefits of being the publisher of Verizon print directories. These agreements included a publishing agreement, a branding agreement, and a non-competition agreement, each of which has an initial term of 30 years, expiring in 2036. The publishing agreement will automatically renew for additional five-year terms unless we or Verizon provide notice of early termination. Under the publishing agreement, Verizon named us the official publisher of Verizon print directories of wireline listings for markets in which Verizon was the incumbent local exchange carrier.  In the branding agreement, Verizon granted us a limited right to use some Verizon trademarks and service marks in connection with publishing certain print directories and to identify ourselves as its official print directory publisher.  Under the non-competition agreement, Verizon generally agreed not to publish tangible or digital (excluding Internet) media directories consisting principally of wireline listings and classified advertisements of subscribers in the applicable markets.

We also have a number of agreements with FairPoint in connection with the transfer by Verizon to FairPoint of local telephone exchange assets in Maine, New Hampshire and Vermont.  These agreements included a publishing agreement, a branding agreement, and a non-competition agreement, each of which has a term expiring in 2036.

In addition, we have a number of agreements with Frontier in connection with the transfer by Verizon to Frontier of local telephone exchange assets in 14 states, including Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia, Wisconsin, and a small number of local telephone exchanges in California, including those bordering Arizona, Nevada and Oregon.  These agreements included a publishing agreement, a branding agreement, and a non-competition agreement, each of which has a term expiring in 2036.

We believe we have a competitive advantage by serving as the official publisher of print directories for these incumbent local exchange carriers.  Incumbent publishers can generally deliver a better value proposition to advertisers because those publishers tend to have a higher frequency of consumer use in the market, largely due to their long-term presence in a particular market and user perceptions of accuracy, completeness and trustworthiness of their directories.

Advertising Media

Overview

Our promotional solutions include Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, and our Superpages direct mailers, as well as social media, digital content creation and management, reputation management and search engine optimization.

Print Directories

In 2011, we published more than 1,000 distinct directory titles, consisting of directories that contain only yellow pages, directories that contain only white pages, directories that contain both white and yellow pages, smaller-sized companion directories, directories that include advertisements in both English and Spanish and directories in Spanish only. We offer complementary enhancements that improve our clients’ reach and return on investment.

Our directories are designed to meet the advertising needs of local and national businesses and the information needs of consumers. We believe the breadth of our directory options enables us to create customized advertising programs that are responsive to specific client needs and their promotional marketing budgets. We believe our yellow and white page print directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in local markets.

Yellow Pages Directories.  Our yellow pages directories provide a range of paid advertising options, as described below:

•             Listing Options. An advertiser may increase visibility by:

•              paying for listings in additional headings;

•              paying to have listings highlighted or printed in bold or superbold text; and

•              purchasing extra lines of text to include information, such as hours of operation, a website address or a more detailed business description.

•             In-Column Advertising Options.  For greater prominence on a page, an advertiser may expand their basic alphabetical listing by purchasing advertising space in the column in which their listing appears. In-column advertisement options include bolding, special fonts, color and special features, such as logos. The cost of in-column advertising depends on the size and type of the advertisement purchased, and on the reach and scope of the directory.

•             Display Advertising Options.  A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. Display advertisements are usually placed at the front of a heading, ordered first by size and then by advertiser seniority. This ordering process provides a strong incentive for advertisers to increase the size of their advertisements and to renew their advertising purchases each year to ensure that their advertisements receive priority placement. Display advertisements range in size from a quarter column to as large as a two page spread. The cost of display advertisements depends on the size, type and value of the advertisement purchased, and on the reach and scope of the directory.

•             Specialty Advertising.  In addition to the advertisement options described above, we offer additional options that allow businesses to increase visibility or better target specific types of consumers. Our specialty advertising includes:

•              ads in the white pages section of the directories; and

•              gatefold sections, cover “tip-ons”, cover advertising and specialty tabs that provide businesses with extra space to include more information in their advertisements.

White Pages Directories. Most state public utility commissions require incumbent local exchange carriers to publish and distribute white pages directories of certain residences and businesses that order or receive local telephone service from the carriers. These regulations also require an incumbent carrier, in specified cases, to include information relating to the provision of telephone service provided by the incumbent carrier and other carriers in the service area, as well as information relating to local and state governmental agencies.

Under our publishing agreements with the local exchange carriers, we provide a white pages listing free of charge to every residence and business with local wireline telephone service in the area, as well as a single line listing under the appropriate class heading in the yellow pages for business clients to the extent the incumbent local exchange carrier is required to produce such directories. The listing includes the name, address and phone number of the residence or business unless the wireline client requests not to be listed or published. We are responsible for the costs of publishing, printing and distributing these directories, which are included in our operating expenses.

In consideration of the environmental impact telephone directories have on the waste stream, we have enhanced our self-regulating, do-not-distribute (“DND”) efforts.  We also implemented an internal DND list in 2008.  On-going efforts will continue to increase awareness of print options, ensure ease of use of such features, including opting out of printed directory distribution, and to promote printed directory substitutes, for example CD-ROM directories and on-line directory listing access.

Digital Solutions

We operate Superpages.com, our digital local search resource on both desktop and mobile devices, and the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, mobile sites and mobile applications.  Through the Superpages.com network, we distribute our clients’ business information to increase Internet traffic and extend our clients’ digital reach. We continue to seek out mutually beneficial arrangements that give our clients more exposure and our network more traffic. In 2011, consumers conducted more than 129 billion searches using the Superpages.com network.  In addition to operating Superpages.com and the Superpages.com network, we recognize the value of additional partnerships in the digital marketplace and will continue to evaluate relationships that would allow us to enhance our offerings to our clients.

We provide businesses with a basic listing on Superpages.com at no charge. We also offer digital advertising solutions for businesses comprised of the following:

•            Listings. Listings focus on collecting content, and distribution of that content to the Superpages.com platforms, the Superpages.com search network, and other major local search sites to enhance the appearance and completeness of our clients’ presence online. These solutions may also include listing enhancements such as larger sizes, logos and icons.

•            Content.  We believe that content is critical to our clients, and we offer solutions that build content online for our clients. This includes both standard websites and websites optimized for mobile usage. Complementary to our website solutions, we offer video solutions consisting of custom video creation and distribution for our clients.

•            Social Media.  Social media usage is growing and we believe this is an important digital media for our clients to represent themselves. We offer social media solutions to our clients, assisting in the creation and management of their social reputation and presence.

•            Performance.  We also offer performance-based solutions for our clients, consisting of pay per click and pay per call solutions. These solutions allow clients to set a designated performance-based budget and bid based on the expected value of that advertising to their business.

Direct Mailers

Our Superpages direct mail packages allow advertisers to target the consumers or businesses most likely to respond to an offer and customize a message from one mailing to the next. Our direct mail program includes professional full color ad design, robust demographic targeting, printing and postage. Targeted lists allow advertisers to pinpoint the audience they want to reach. List criteria can include geography, age, income, home value or consumers who have just moved into a neighborhood. Direct mail advertising campaigns can be tracked through redemption of coupons, website traffic or phone calls. Our clients have an option of individual postcards or shared card packs.

Sales and Marketing

Our direct sales and marketing approach for our media solutions requires maintaining existing clients and developing new client relationships. Existing clients comprise our core advertiser base and a large number of these clients have advertised with us for many years. Annually, we have retained approximately 80% of our local clients. We base our local print clients’ renewal rate on the number of unique local print clients that have renewed advertising. We do not include clients that did not renew because they are no longer in business. Unique local print clients are counted once regardless of the number of advertisements they purchase or the number of directories in which they advertise. Our renewal rate would not be affected if any of these clients were to renew some, but not all, of their advertising. Our renewal rate reflects the importance of our directories to our local clients, for whom directory advertising is, in many cases, their primary form of advertising. Larger national companies also use advertising in our directories as an integral part of their national and regional advertising strategies.

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

As of December 31, 2011, we employed more than 1,300 media consultants in our local sales force throughout the United States. We believe the local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with our clients.

Our local sales force is divided into two principal groups:

•             Premise Media Consultants.  Our premise media consultants generally focus on clients with whom they typically interact on a face-to-face basis at the client’s place of business. Within this group, we have specialized media consultants for major accounts.

•             Telephone Media Consultants.  Our telephone media consultants generally focus on smaller clients with whom they interact over the telephone.

We assign our local clients between these two groups based on a careful assessment of expected advertising expenditures and propensity to purchase the various media solutions that we offer. Each media consultant has a specified client assignment consisting of both new business leads and renewing advertisers. We believe this practice deploys and focuses our sales force in an effective manner.

We believe formal training is important to maintain a highly productive sales force. New media consultants receive approximately eight weeks of training in their first year, including classroom training on sales techniques, our local media solutions, client care and ethics. Following classroom training, they are accompanied on sales calls by experienced sales personnel for further training. They then receive field coaching and mentoring.

Our media consultants are compensated in the form of base salary and incentive compensation. Our performance-based incentive compensation programs reward media consultants who retain a high percentage of their existing accounts, increase current client advertising spending and add new clients.

National Sales Force

In addition to our local sales force, we have a separate external sales channel that serves our national clients. These clients are typically national or large regional chains, including rental car companies, insurance companies and pizza delivery companies. These clients typically purchase advertisements for placement in multiple geographical regions. In order to sell to national companies, we use third-party certified marketing representatives (“CMRs”) who design and create advertisements for national companies and place those advertisements within our local media. Some CMRs are departments or subsidiaries of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which pays us after deducting their commission. We accept orders from approximately 115 CMRs.

Clients

We generate revenue from the sale of advertising to our large base of clients. As of December 31, 2011, we had approximately 393,000 local clients.

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular client. In 2011, no single local client accounted for more than 0.2% of our revenue, with our top ten local clients representing less than 1% of our revenue. We believe the breadth of our client base reduces our exposure to adverse economic conditions that may affect particular geographic regions or specific industries and provides additional stability to our operating results.

Like most directory publishers, we give priority placement within a directory classification to long-time clients. As a result, businesses have an incentive to renew their directory advertising purchases each year, to avoid losing their placement within the directory.

Publishing, Production and Distribution

We generally publish our directories on a 12-month cycle. The publishing cycles for our directories are staggered throughout the year, allowing us to more efficiently use our infrastructure and sales capabilities, as well as the resources of our third-party vendors. The major steps of the publication and distribution process of our directories are:

•             Creation of Advertisements.  Upon entering into an agreement with a client, we create an advertisement in collaboration with the advertiser.

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

•             Printing.  We outsource the printing of our directories using paper we purchase from several different suppliers. Paper agreements are negotiated each year based on prevailing market rates, market demand, production capacity and the total available tonnage for each paper supplier.

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

Digital Fulfillment

The major steps of the digital fulfillment process are:

•                  Client Content Collection.  Once one of our clients has contracted for a digital solution, we focus on getting all possible relevant information from the client in order to fulfill the advertising solution.

•                  Fulfillment.  The content collected is then used to generate the advertising solution that could include websites, mobile websites, search engine marketing campaigns, social media, or completing the profile for the client for their listing placement.

•                  Distribution.  The advertising solution is then launched to the channels relevant to the package purchased by the client.

•                  Reporting. After the advertising solution is fulfilled and distributed, we provide monthly reporting to certain clients, helping them understand the activity and value of the advertising solutions.

Billing and Credit

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

We manage the collection of our accounts receivable by conducting initial credit checks of certain new clients and, in some instances, requiring personal guarantees from business owners.  When applicable, based on our credit policy, we use both internal and external data to decide whether to extend credit to a prospective client. In some cases, we may also require the client to prepay part or the entire amount of their order. Beyond efforts to assess credit risk, we employ automated collection strategies using integrated internal and external systems to engage with clients concerning their payment obligations.

Competition

The advertising industry is highly competitive. We compete with many different local media sources, including newspapers, radio, television, the Internet, billboards, direct mail, telemarketing and other yellow pages directory publishers. There are a number of independent directory publishers, such as Yellowbook (the United States business of Yell Group), with which we compete in the majority of our major markets. To a lesser extent, we compete with other directory publishers, including AT&T, Dex One and Local Insight Media. We compete with these publishers on cost per reference, quality, features, usage and distribution.

As the official publisher of print directories in the markets in which we use the brand of the incumbent local exchange carrier, we believe we have an advantage over our independent competitors due to the strong awareness of the local exchange carrier brands, higher usage of our directories by consumers and our long-term relationships with our clients. Under the non-competition agreements, the local exchange carriers generally agreed that they will not publish tangible or digital (excluding Internet) media directory products consisting principally of listings and classified advertisements of subscribers in the markets in which they are the incumbent local exchange carrier through 2036, as long as we meet our obligations under the publishing agreement in those markets.

We have competed with other directory publishers for decades and in some markets have had many different print yellow pages competitors in a market at one time.  We face competition from directory publishers in almost all of our markets. Historically, much of this competition was from small publishers that had minimal impact on our performance. However, over the past decade, Yellowbook and several other regional competitors have become far more aggressive and have expanded their businesses.  Our largest competitor is Yellowbook, which competes in most of our incumbent markets nationwide.

We also compete for advertising sales with other media. The Internet has become increasingly accessible as an advertising medium for businesses of all sizes.  We compete with search engines and portals, such as Google, Yahoo!, Bing and AT&T, among others, some of which have entered into commercial agreements with us and other major directory publishers.  Internet search engines and service providers including, but not limited to, Google, Yahoo!, Bing, Facebook and Twitter, also have significantly greater technological and financial resources than we do, and their accumulated customer information allows them to offer targeted advertising on a scale greater than ours. Further, the use of the Internet, including as a means to transact commerce through wireless devices, has resulted in new technologies and services that compete with our traditional media and services. Through Superpages.com, and the Superpages.com network, we compete with the Internet yellow pages directories of other publishers, such as Yellowpages.com, as well as other Internet sites that provide classified directory information, such as Citysearch.com.

Patents, Trademarks and Licenses

We own or have rights to various copyrights, patents, patent applications, trademarks, service marks and Internet domain names in the United States and other countries, including, but not limited to, SuperMedia®, Superpages®, SuperWhitePages®, Verizon® Yellow Pages, Verizon® White Pages, FairPoint® Yellow Pages, frontier® Yellow Pages, Superpages.com®, LocalSearch.comSM, Everycarlisted.comSM, SuperpagesMobile®, SuperGuaranteeSM, the SuperGuarantee shield, SuperGuarantee Autos®, SuperpagesDirect®, and InceptorSM.

Employees

As of December 31, 2011, we had approximately 3,400 employees, of which approximately 1,000 or 29%, were represented by unions.  In October 2011, six collective bargaining agreements with union-represented employees in New York expired.  On February 11, 2012, four collective bargaining agreements with union-represented employees in Pennsylvania expired.  These union-represented employees are currently working under their previously existing labor contract as negotiations continue.  During 2011, all other collective bargaining agreements were in full force and effect.

The Company recorded severance expense for the years ended December 31, 2011, 2010 and 2009, of $13 million, $11 million and $10 million, respectively.  The 2010 and 2009 amounts include severance costs associated with the Company’s restructuring activities.  For the years ended December 31, 2011, 2010 and 2009, severance payments to severed employees, including those terminated associated with restructuring activities, were $19 million, $8 million and $10 million, respectively.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 to our consolidated financial statements included in this report.

Website Information

Our corporate website is located at www.supermedia.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Securities Exchange Act of 1934 (“Exchange Act”) available free of charge through our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Code of Conduct, applicable to all of our directors, officers and employees, including the chief executive officer, chief financial officer and chief accounting officer, and charters for the standing committees of our Board of Directors are available on our website.  We will promptly post any amendments to, or waivers from, our Code of Conduct on our website.  All of these documents may also be obtained free of charge upon written request to:  SuperMedia Inc., P.O. Box 619810, 2200 West Airfield Drive, D/FW Airport, Texas 75261, Attention: Investor Relations.  The information on our website, or available by hyperlink from the website, is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

The table below sets forth information about our executive officers as of February 23, 2012:

Name	Position
Peter J. McDonald	President and Chief Executive Officer
Frank P. Gatto	Executive Vice President — Operations
Del Humenik	Executive Vice President — Sales
Samuel D. Jones	Executive Vice President — Chief Financial Officer and Treasurer
Georgia R. Scaife	Executive Vice President — Human Resources and Employee Administration
Matthew J. Stover	Executive Vice President — Chief Marketing Officer
Cody Wilbanks	Executive Vice President — General Counsel and Secretary

Peter J. McDonald, age 61, has been the Company’s President and Chief Executive Officer and has served as a director of the Company since December 9, 2010.  From October 4, 2010 until December 9, 2010, Mr. McDonald served as the Company’s Interim Chief Executive Officer.  Prior to joining the Company, Mr. McDonald held various positions at R.H. Donnelley Corporation (now known as Dex One Corporation), including President and Chief Operating Officer from October 2004 through September 2008. Prior to that, Mr. McDonald served as Senior Vice President and President of Donnelley Media from September 2002. Mr. McDonald was a director of R.H. Donnelley between May 2001 and September 2002. Previously, Mr. McDonald served as President and Chief Executive Officer of SBC Directory Operations, a publisher of yellow pages directories, from October 1999 to April 2000. He was President and Chief Executive Officer of Ameritech Publishing’s yellow pages business from 1994 to 1999, when Ameritech was acquired by SBC. Prior to that, Mr. McDonald was President and Chief Executive Officer of DonTech and served in a variety of sales positions at R.H. Donnelley, after beginning his career at National Telephone Directory Corporation. He is currently the Chairman of the Local Search Association, formerly known as the Yellow Pages Association, where he previously served as Vice Chairman.

Frank P. Gatto, age 57, has been Executive Vice President — Operations since January 2008 with responsibility for the Company’s operations, including sales support operations, client care, billing and collections, printing management, publishing, distribution and information technology.  He served as acting Chief Executive Officer from February 2008 through May 2008.  Prior to his current position, he served as President of the Northeast region from June 2005.  Mr. Gatto also served as Senior Vice President — Operations from September 2001 to June 2005.  Before joining the Company, he served as Vice President — Finance and Chief Financial Officer of the Puerto Rico Telephone Company from September 1999 to September 2001.

Del Humenik, age 51, has been Executive Vice President — Sales since November 2010 with responsibility for managing sales operations for the Company.  He previously served as Senior Vice President — Sales and Marketing for Paychex Inc. from September 2009 to November 2010.  Prior to his role at Paychex Inc., Mr. Humenik served as Senior Vice President and General Manager for R.H. Donnelly Corporation from May 2004 to December 2008.  Prior to 2004, he was employed by the Company’s predecessor companies for nearly 20 years, holding various sales management and executive positions.

Samuel D. Jones, age 49, has been Executive Vice President — Chief Financial Officer and Treasurer since September 2008.  Mr. Jones is responsible for the Company’s financial operations and is also the primary liaison with the investment community, responsible for developing and executing investor relations programs; providing strategic communications with stockholders, both institutional and individual; and leading the mergers and acquisitions team.  He served as acting Chief Financial Officer and Treasurer from November 2007 to September 2008. Mr. Jones also served as Senior Vice President — Investor Relations from November 2006 to October 2007. In addition, he served as our Executive Director — Financial Planning and Analysis from June 2002 to October 2006.  Prior to holding that position, Mr. Jones served as Executive Director — International Sales and Operations from June 2000 to May 2002.

Georgia R. Scaife, age 62, has been Executive Vice President — Human Resources and Employee Administration since February 2008 with responsibility for the Company’s human resources and employee communications.  She served as Senior Vice President — Human Resources from November 2006 to February 2008, and was Vice President — Human Resources from October 2003 to October 2006.  Prior to joining our Company, Ms. Scaife was Vice President — Staffing Services for Verizon Communications Inc. from June 2001 to October 2003.  Prior to that, she served as Vice President — Human Resources for the Puerto Rico Telephone Company.

Matthew J. Stover, age 56, has been Executive Vice President — Chief Marketing Officer since March 2011 with the responsibility for driving the Company’s growth strategy and marketing functions across print, digital, mobile and social media, as well as overseeing business development and partnership relationships.  Before joining the Company, Mr. Stover was Chief Executive Officer of Local Matters, Inc. which provides digital search and advertising products and solutions for leading directory publishers and real estate portals in 16 countries.  From 2005 to 2008, he was Chairman and Chief Executive Officer of upOne Publishing, LP, a closely held company providing print and digital yellow pages directories in the United States and Canada, prior to which he was a director and executive at several public and private companies.  Mr. Stover served from 1994 through 1999 as group president of Bell Atlantic Directory Group and president and chief executive officer of its predecessor companies.  He is a past director and chairman of the board of the Local Search Association, formerly known as the Yellow Pages Association.

Cody Wilbanks, age 58, has been Corporate Secretary since August 2008 and Executive Vice President — General Counsel since September 2008.  In addition, he served as acting Executive Vice President — General Counsel from April 2008 through August 2008.  Mr. Wilbanks has responsibility for the Company’s legal, public policy, government relations, compliance and security functions.  He also served as Vice President, Associate General Counsel — Commercial Operations from November 2006 to March 2008.  From February 1987 through November 2006, Mr. Wilbanks was employed by Verizon Communications Inc. and its predecessor GTE Incorporated, in the legal departments of various business units.

Item 1A.  Risk Factors.

You should carefully consider the risks described below in evaluating our Company. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flow. The risks described in this Annual Report on Form 10-K for the year ended December 31, 2011, are not necessarily the only risks facing our Company. Additional risks and uncertainties not currently known to us or those that we currently deem to be immaterial may materially adversely affect our business, prospects, financial condition, results of operations and cash flow.

Risks Related to Our Business and our Financial Condition

We have significant financial debt leverage, which can restrict our flexibility and make us vulnerable to future developments.

As of December 31, 2011, we had total indebtedness under our Loan Agreement, as amended, of approximately $1,745 million.  This significant financial debt leverage can have negative effects, including:

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

Our substantial indebtedness could adversely affect our business, prospects, financial condition, results of operations and cash flow.

Our substantial indebtedness could adversely affect our business, prospects, financial condition, results of operations and cash flow.  The covenants in the Loan Agreement, as amended, may restrict our flexibility.  Such covenants may place restrictions on our ability to incur additional indebtedness; pay dividends and make other payments or investments; sell assets; make capital expenditures; engage in certain mergers and acquisitions; and refinance existing indebtedness.  Additionally, there may be factors beyond our control that could affect our ability to meet debt service requirements.  Our ability to meet debt service requirements will depend on our future performance and our ability to sustain sales in the markets in which we operate, the economy generally, and other factors that are beyond our control.  Our businesses may not generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity.  We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.  If we are unable to make mandatory debt payments or comply with the other provisions of our debt instrument, our lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in that instrument and under applicable law.

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

Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs are restricted under the terms of the Loan Agreement, as amended. Except for equity offerings used to finance certain investments, half of any net cash proceeds of equity offerings must be used to prepay our obligations under the Loan Agreement, as amended. If we incur additional indebtedness to fund our operations or for any other reason, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected.

The terms of our indebtedness impose restrictions on us that may affect our ability to successfully operate our business.

Our Loan Agreement, as amended, contains covenants that, among other things, place restrictions on our operations and use of cash, including, without limitation, restrictions on our ability to make capital expenditures, acquire or sell businesses and assets, incur additional indebtedness, issue capital stock, create liens, redeem or repurchase debt, enter new lines of business and pay dividends.  Events beyond our control could affect our ability to comply with these restrictions and covenants.  In addition, our Loan Agreement, as amended, requires us to meet a number of financial ratios and tests.  Noncompliance with these covenants could materially and adversely affect our ability to finance our operations or capital needs and to engage in other business activities that may be in our best interest and may also restrict our ability to expand or pursue our business strategies.  We may not be able to comply with all of our covenants and obligations in our Loan Agreement, as amended.  Failure to comply with any of these restrictions, including financial covenants, would result in a default under our Loan Agreement, as amended.

We could recognize impairment charges for our intangible assets or goodwill.

At December 31, 2011, the net carrying value of our goodwill was $704 million and intangible assets was $345 million.  For the quarter ended September 30, 2011, we concluded there were indicators of potential goodwill impairment, including the decline in the value of the Company’s debt and equity securities and the impact of current economic and market conditions on our business. As a result of identifying indicators of impairment, the Company performed an impairment test of goodwill as of August 31, 2011. We recognized a non-cash goodwill impairment charge of $1,003 million ($997 million after-tax) in the quarter ended September 30, 2011.

Significant negative industry or economic trends, disruptions to our business resulting in further declines in advertising sales and operating results, further declines in the value of the Company’s debt and equity securities, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in further impairments to goodwill and intangible assets and we may be required to once again assess the recoverability of goodwill in addition to our annual evaluation of recoverability and useful lives of our intangible assets and other long-lived assets.

These factors, including changes to assumptions used in our impairment analysis as a result of these factors, could result in future impairment charges, a reduction of remaining useful lives associated with our intangible assets and other long-lived assets and acceleration of amortization expense.  Future impairment charges could significantly affect our results of operations in the periods recognized.

Our advertising sales have declined and may continue to decline, which negatively affects our revenues and profitability.

Our advertising sales have continued to decline due to competition from other advertising media and weak economic conditions.  For the years ended December 31, 2011 and 2010, our advertising sales declined 16.8% and 16.9% compared to the same periods in 2010 and 2009, respectively.

We face widespread competition from other print directory publishers and other traditional and new media. This competition may reduce our market share or materially adversely affect our financial performance.

The directory advertising industry in the United States is highly competitive. Independent publishers with which we compete include, but are not limited to, Yellowbook (the United States business of Yell Group) and Valley Yellow Pages. We compete with Yellowbook in the majority of our incumbent markets.  The incumbent publishers with which we compete include, but are not limited to, AT&T and Dex One.

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

We also compete for advertising sales with other new media. The Internet has become increasingly accessible as a local media for businesses of all sizes. We face competition from search engines and portals, such as Google, Yahoo!, Bing and AT&T, among others, some of which have entered into commercial agreements with us and other major directory publishers.  Internet search engines and service providers including but not limited to Google, Yahoo!, Bing, Facebook and Twitter also have significantly greater technological and financial resources than we do, and their accumulated customer information allows them to offer targeted advertising on a scale greater than ours.  Further, the use of the Internet, including as a means to transact commerce through wireless devices, has resulted in new technologies and services that compete with traditional local media. Through Superpages.com and the Superpages.com network, we compete with the Internet yellow pages directories of other publishers, such as Yellowpages.com, as well as other Internet sites that provide classified directory information, such as Citysearch.com. We may not be able to compete effectively for advertising with these other companies, some of which have greater resources than we do. Our digital strategy may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively market to small- and medium-sized local businesses.

Declining use of print yellow pages directories is adversely affecting our business.

Overall references to print yellow pages directories in the United States have declined from 14.5 billion in 2005 to 11 billion in 2010 according to a Local Search Association (formerly known as the Yellow Pages Association) Industry Usage Study. We believe this decline is primarily attributable to increased use of Internet search providers, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe the decline negatively affected the advertising sales associated with our traditional print business in 2011. Use of our print directories may continue to decline. A significant decline in usage of our print directories could impair our ability to maintain or increase advertising prices; and cause businesses to reduce or discontinue purchasing advertising in our yellow pages directories.  Either or both of these factors would adversely affect our revenue and have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

Increased competition in local telephone markets could reduce the benefits of using the incumbent local exchange carriers’ brand name.

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

In 2008, Verizon transferred rural exchange assets in three states to FairPoint, and in 2010, Verizon transferred additional exchange assets in 14 states to Frontier.  In connection with these transactions, the Company entered into publishing, branding and non-competition agreements with FairPoint and Frontier, with terms substantially the same as those contained in the corresponding Verizon agreements.  As a result of these transactions, the Company no longer has a license to use the Verizon brand in the sold areas.  Instead, under the new branding agreements, FairPoint and Frontier have each granted us a limited right to use their respective trademarks and service marks in connection with publishing print directories in the affected service areas and to serve as the official publisher of FairPoint or Frontier print directories in the respective service areas.  We believe that neither of these brands is as strong as Verizon.  Additional transfers by Verizon to third parties would further decrease the scope of the Verizon brand name and thereby potentially diminish our market share in those markets.

Our business and financial condition would be adversely affected by a prolonged economic downturn and other external events.

Substantially all of our revenue is derived from the sale of advertising.  Expenditures by advertising clients are sensitive to economic conditions and tend to decline in a recession or other periods of economic uncertainty.  Any additional decline of this type could materially affect our business, prospects, financial condition, results of operations and cash flow.

Our business is subject to the adverse economic conditions currently present in the United States, including decreased levels of business activity across many market segments, decreased advertising demand and limited credit availability. Our total operating revenue over the past few years has been negatively affected by the economic downturn.  A continuation of current economic conditions or other events that could impact purchasing patterns could have a material adverse effect on our business.

If we fail to anticipate or respond effectively to changes in technology and consumer preferences, our competitive position could be harmed.

Advances in technology will continue to bring new competitors and distribution channels to the advertising industry. As a result, our growth and future financial performance will depend on our ability to develop and market new print and digital media solutions and create new distribution channels, while enhancing existing offerings, services and distribution channels to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet. We may not be able to timely or successfully adapt our business to these changes in technology.  Internet search engines and service providers such as Google, Yahoo!, Bing, Facebook and Twitter, among others, also have significantly greater technological and financial resources than we do, and their accumulated customer information allows them to offer targeted advertising on a scale greater than ours.

Our reliance on small- and medium-sized businesses exposes us to increased credit risks.

As of December 31, 2011, approximately 85% of our advertising revenue is derived from selling advertising to local businesses, which are generally small- and medium-sized businesses. In the ordinary course of our directory operations, we bill most of these clients over the life of the directory. Full collection of delinquent accounts can take many months or may never occur. Small- and medium-sized businesses tend to have fewer financial resources and higher rates of failure than larger businesses, in particular during periods of economic downturn. These factors increase our exposure to delinquent or uncollectible accounts.

Our dependence on third party providers for printing, publishing and distribution services could materially adversely affect us.

We depend on third parties to print, publish and distribute our directories. In connection with these services, we rely on the systems and services of our third party service providers, their ability to perform key functions on our behalf in a timely manner and in accordance with agreed levels of service, and their ability to attract and retain sufficient qualified personnel to perform services on our behalf. There are a limited number of these providers with sufficient scale to meet our needs. A failure in the systems of one of our key third party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

If we were to lose the services of any of our key third party service providers, we would be required to hire and train sufficient personnel to perform these services or to find an alternative service provider. In some cases it would be impracticable for us to perform these functions, including the printing of our directories. In the event we were required to perform any of the services that we currently outsource, it is unlikely that we would be able to perform them without incurring additional costs.

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

We do not engage in hedging activities to limit our exposure to increases in paper prices.  If we cannot secure access to paper in the necessary amounts or at reasonable prices, or if paper costs increase substantially, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

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

As the Internet develops, the provision of Internet services and the commercial use of the Internet and Internet-related applications may become subject to greater regulation. Regulation of the Internet and Internet-related services is still developing, both by new laws and government regulation, and also by industry self-regulation. If our regulatory environment becomes more restrictive, including by increased Internet regulation, our profitability could decrease.

Cyber Security and Infrastructure Protection Risk.

A breach of cyber/data security measures that impairs our information technology infrastructure could disrupt normal business operations and affect our ability to control our assets, access customer information and limit communication with third parties. Any loss of confidential or proprietary data through a breach could materially and adversely affect our reputation, expose us to legal claims, impair our ability to execute on business strategies and/or materially and adversely affect our business, prospects, financial condition, results of operations and cash flow.

A portion of our employees are union-represented. Our business could be adversely affected by future labor negotiations and our ability to maintain good relations with our unionized employees.

As of December 31, 2011, approximately 1,000, or 29% of our employees, were represented by unions. In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slow-downs involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

The inability to negotiate acceptable terms with the unions could also result in increased operating costs from higher wages or benefits paid to union employees or replacement workers. A greater percentage of our work force could also become represented by unions. If a union decides to strike, and others choose to honor its picket line, it could have a material adverse effect on our business.

Loss of key personnel or our inability to attract and retain highly qualified individuals could materially adversely affect our business operations.

We depend on the continued services of key personnel, including our experienced senior management team.  Our ability to achieve our operating goals and fully execute the transformation of our business depends to a significant extent on our ability to identify, hire, train and retain qualified individuals.  We review and adjust our compensation plans on an annual basis to ensure they are competitive with market trends; however, the loss of key personnel could have a material adverse effect on our business.

Turnover among media consultants could materially adversely affect our business.

The loss of a significant number of experienced media consultants would likely result in fewer sales and could materially adversely affect our business. The turnover rate of our media consultants is generally higher than that of our other employees. A majority of the attrition of our media consultants occurs with employees with less than two years experience. We expend substantial resources and management time on hiring and training our media consultants. Our ability to attract and retain qualified sales personnel depends on numerous factors outside of our control, including conditions in the local employment markets in which we operate. A substantial decrease in the number of media consultants could have a material adverse effect on our business, prospects, financial condition, results of operation and cash flow.

The loss of important intellectual property rights could materially adversely affect our results of operations and future prospects.

Various trademarks and other intellectual property rights are key to our business. We rely upon a combination of trademark and copyright laws as well as contractual arrangements to protect our intellectual property rights. We may be required to bring lawsuits against third parties to protect our intellectual property rights. Similarly, we may be party to proceedings by third parties challenging our rights. Lawsuits brought by us may not be successful, or we may be found to infringe the intellectual property rights of others. As the commercial use of the Internet further expands, it may be more difficult to protect our trade names, including Superpages.com, from domain name infringement or to prevent others from using Internet domain names that associate their businesses with ours. In the past, we have received claims of material infringement of intellectual property rights. Related lawsuits, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. Further, the loss of important trademarks or other intellectual property rights could have a material adverse effect upon our business, prospects, financial condition, results of operations and cash flow.

Our reliance on technology could have a material adverse effect on our business.

Most of our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and communications systems and those of others. Any failure of existing or future systems could impair our ability to collect, process and store data and perform the day-to-day management of our business. This could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

Our computer and communications systems are vulnerable to damage or interruption from a variety of sources. A natural disaster or other unanticipated problems that lead to the corruption or loss of data at our facilities could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

Laws and regulations directed at limiting or restricting the distribution of our print directories or shifting the costs and responsibilities of waste management related to our print directories could materially adversely affect our business.

A number of states and municipalities are considering, and a limited number of municipalities have enacted, legislation or regulations that would limit or restrict our ability to distribute our print directories in the markets we serve.  The most restrictive laws or regulations would prohibit us from distributing our print directories unless residents affirmatively “opt in” to receive our print directories.  Other, less restrictive, laws or regulations would require us to allow residents to “opt out” of receiving our print directories.  In addition, some states and municipalities are considering legislation or regulations that would shift the costs and responsibilities of waste management for discarded directories from municipalities to the producers of the directories.  These laws and regulations will likely, if and where adopted, increase our costs, reduce the number of directories that are distributed, and negatively impact our ability to market our advertising to new and existing clients.  If these or similar laws and regulations are widely adopted, it could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

Legal actions could have a material adverse effect on our business.

Various lawsuits and other claims typical for a business of our size and nature are pending against us. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate.  Any potential judgments, fines or penalties relating to these matters, may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

We are also exposed to defamation, breach of privacy and other claims and litigation relating to our business, as well as methods of collection, processing and use of personal data. The subjects of our data and users of data collected and processed by us could also have claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. These claims could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

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

Because our consolidated financial statements for the year ended December 31, 2010 reflect the impact of fresh start accounting adjustments made upon emergence from bankruptcy, our financial statements for the year ended December 31, 2010 are not comparable to either prior periods or future periods.

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

Risks Related to Agreements with Local Exchange Carriers

The loss of any of our key agreements with Verizon, FairPoint and Frontier could have a material adverse effect on our business.

We entered into several agreements with Verizon, FairPoint and Frontier, including publishing agreements, branding agreements and non-competition agreements. We believe that acting as the official publisher of directories provides us with a competitive advantage in those markets. Under the branding agreements, we are granted a limited right to use certain trademarks in connection with publishing certain print directories and identify ourselves as the official print directory publisher. Under the non-competition agreements, Verizon, FairPoint and Frontier generally agreed not to publish tangible or digital (excluding Internet) media directories consisting principally of wireline listings and classified advertisements of subscribers in the markets in which we are the directory publisher.

Each of these agreements has an initial term of 30 years from the date of the spin-off from Verizon, subject to certain early termination rights. These agreements may be terminated by the local exchange carrier prior to the stated term under specified circumstances, some of which are beyond our reasonable control or could require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the applicable agreement. Each of these agreements has a cross-default provision, so that a termination under any of the agreements may result in a partial or complete termination of rights under any of the other agreements with such party. It is possible that these agreements will not remain in place for their full stated terms or that we may be unable to avoid all potential breaches or defaults of these agreements.

Limitations on our use of brand names could adversely affect our business and profitability.

We have entered into brand agreements with Verizon, FairPoint and Frontier. These agreements grant us a limited right to use certain brand names and trademarks in connection with publishing certain print directories and identify ourselves as the official print directory publisher in their markets. Our right to use brand names is subject to our compliance with the terms and conditions of the branding and publishing agreements.

Regulatory obligations requiring incumbent local exchange carriers to publish white pages directories in its incumbent markets may change over time, which may increase our future operating costs.

Regulations established by state public utility commissions typically require incumbent local exchange carriers to publish and distribute white pages directories of certain residences and businesses that order or receive local telephone service from the carriers. These regulations also require an incumbent carrier, in specified cases, to include information relating to the provision of telephone service provided by the incumbent carrier and other carriers in the service area, as well as information relating to local and state governmental agencies. The costs of publishing, printing and distributing the directories are included in our operating expenses.

Under the terms of our publishing agreements with Verizon, FairPoint and Frontier, we are required to perform their regulatory obligation to publish white pages directories in the markets in which we are the directory publisher. If any additional legal requirements are imposed with respect to this obligation, we would be obligated to comply with these requirements on behalf of Verizon, FairPoint and Frontier, even if this were to increase our operating costs. Our results of operations relative to competing directory publishers that do not have those obligations could be adversely affected if we were not able to increase our revenue to cover any of these unreimbursed compliance costs.

Our inability to enforce the non-competition agreements with Verizon, FairPoint and Frontier may impair the value of our business.

We entered into non-competition agreements with Verizon, FairPoint and Frontier pursuant to which they each agreed not to publish tangible or digital (excluding Internet) media directories consisting principally of wireline listings and classified advertisements of subscribers in the markets in which we are the publisher of their directories. However, under applicable law, a covenant not to compete is only enforceable to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement; if it does not unreasonably restrain the party against whom enforcement is sought; and if it is not contrary to the public interest.

Enforceability of a non-competition covenant is determined by the courts based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict whether, or to what extent, a court would enforce covenants not to compete against us during the term of the non-competition agreements. If a court were to determine that the non-competition agreement is unenforceable, they could compete directly against us in the previously restricted markets. Our inability to enforce the non-competition agreements could have a material adverse effect on our business.

Risks Related to Our Common Stock and Holders of Senior Secured Term Loans

Our common stock could be subject to future dilution and, as a result, could decline in value.

The ownership percentage represented by common stock could be subject to dilution in the event that common stock is issued pursuant to the Long-Term Incentive Plan, including issuances upon the exercise of options, and any other shares of common stock that are issued.  In the future, similar to all companies, additional equity financings or other share issuances by us could adversely affect the market price of our common stock.  Sales by existing holders of a large number of shares of our common stock in the public market, or the perception that additional sales could occur, could cause the market price of our common stock to decline.

We do not expect to pay dividends with respect to our common stock for the foreseeable future.

We do not anticipate paying cash dividends or other distributions with respect to our common stock in the foreseeable future. In addition, restrictive covenants in the Loan Agreement, as amended, prohibit us from paying material amounts as cash dividends to our stockholders.

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

On December 10, 2009, a former employee with a history of litigation against the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company’s EBC.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  On March 16, 2011, the Court granted the Company defendants’ motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint.  The Company defendants have filed a motion to dismiss the new complaint. The briefing on the motion is complete and the Company awaits the order of the court.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 15, 2010, a group of publishers, including the Company, led by the Local Search Association (formerly the Yellow Pages Association), (the “Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging Ordinance 123427 enacted by the City of Seattle requiring the Publishers of yellow pages directories distributed in the City of Seattle to obtain a license from the City, and pay a tax to distribute the directory publications and permitting all the potential recipients of the yellow pages to opt out of receiving the directory using a common City-sanctioned opt out registry (the “Ordinance”).  The suit challenged the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution, and violating the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to stop the operation of the Ordinance before the first publication of the Dex Seattle directory.  After no order was forthcoming from the Court, the Publishers filed a motion for temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 13, 2011, the Publishers filed a motion with the United States Court of Appeals for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the Court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, an oral argument was made in front of a 9th Circuit appellate panel.  Meanwhile, on September 16, 2011, the district court granted the City’s summary judgment motion and denied the Publishers’ summary judgment motion ruling that the Ordinance did not violate the First Amendment. This final order gave the Publishers the opportunity to file a consolidated appeal to the 9th Circuit, which has been fully briefed.  The Company awaits the order of the court.

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

On July 1, 2011, several former employees filed a Fair Labor Standards Act (FLSA) collective action against the Company, all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division.  The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees.  On July 29, 2011, the Company filed a motion to dismiss the complaint.  In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime.  Subsequently, the Company amended its motion to dismiss in light of the new allegations.  On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice.  The Company responded, the matter is fully briefed and the Company awaits the order of the court.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SPMD.” The following tables set forth, for the periods indicated, the highest and lowest sale prices for our common stock, as reported by the Nasdaq Global Select Market.

	High	Low	Per Share Cash Dividend
2011
Fourth Quarter	$4.24	$1.16	$—
Third Quarter	4.25	1.49	—
Second Quarter	6.76	3.31	—
First Quarter	12.63	5.40	—

	High	Low	Per Share Cash Dividend
2010
Fourth Quarter	$10.86	$4.52	$—
Third Quarter	21.10	9.05	—
Second Quarter	46.90	18.29	—
First Quarter	44.45	34.04	—

As of February 21, 2012, there were approximately 185 holders of record of our common stock.

Dividends

We did not pay any quarterly cash dividends in 2011 or 2010.  We do not expect to pay dividends in 2012, and we do not expect to pay cash dividends in the foreseeable future.

Our Loan Agreement, as amended, prohibits us from paying material amounts as cash dividends to our stockholders.  Future dividends will only be paid in compliance with the terms of our Loan Agreement, as amended, as permitted by applicable law and declared by our Board of Directors.

Share Repurchases

The following table provides information about shares acquired from employees, during the fourth quarter of 2011, as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	48	$1.34	—	—
November 1 — November 30	—	—	—	—
December 1 - December 31	16,953	2.45	—	—
Total	17,001	$2.45	—	—

Stockholder Return Performance Graph

The following performance graph compares the cumulative total stockholder return on our common stock with the Russell 2000 Index and a peer group selected by us, for the period of January 6, 2010 through December 31, 2011, assuming an initial investment of $100 on January 6, 2010, the first day of trading of our common stock, and the reinvestment of all dividends, if any. As noted above, we have never paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

Our Company is not included in an identifiable peer group. We selected our peer group based on revenues, net income and enterprise value, which comprises market capitalization and total debt, and focused on public companies largely comprising advertiser-supported media. Our peer group includes Gannett Co. Inc., The Washington Post Company, AOL Inc., The New York Times Company, Valassis Communications, Inc., Dex One Corporation, The McClatchy Company, IAC/InteractiveCorp., Harte Hanks Inc., Lee Enterprises, Inc., The E.W. Scripps Company, Media General, Inc., A.H. Belo Corporation and Valueclick Inc.

Comparison of Cumulative Stockholder Return

Return on $100 Investment

	1/06/10	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
SuperMedia	$100.00	$99.22	$44.61	$25.78	$21.24	$15.22	$9.15	$3.78	$6.44
Russell 2000 Index	100.00	106.38	95.54	105.99	122.84	132.23	129.70	100.97	116.14
Peer Group	100.00	96.56	90.62	99.52	109.53	106.87	115.09	102.44	111.83

Item 6.  Selected Financial Data.

The tables set forth below are a summary of our historical financial data. Our historical financial data may not be indicative of our future performance as many changes have occurred in our operations and capitalization including the impacts of fresh start accounting.  The following information should be read together with our financial statements and the notes related thereto included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor Company		Predecessor Company
	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share amounts)
Operating revenue	$1,642	$1,176	$2,512	$2,973	$3,189
Operating income (loss)	(596)	(96)	741	926	1,343
Net income (loss)	(771)	(196)	8,257	183	429
Basic and diluted earnings (loss) per common share (1)	(51.04)	(13.04)	56.32	1.25	2.94
Cash dividends declared per common share (1)	—	—	—	0.3425	1.37

	Successor Company			Predecessor Company
	As of December 31,
	2011	2010	2009	2008	2007
	(in millions)
Total assets	$1,633	$2,926	$3,834	$1,815	$1,667
Current maturities of long-term debt	4	—	—	9,267	48
Long-term debt	1,741	2,171	2,750	—	9,020
Stockholders’ equity (deficit)	(788)	(30)	200	(8,491)	(8,600)

(1)

The number of diluted weighted average common shares outstanding for the years ended December 31, 2007, 2008 and 2009 were approximately 146.1 million, 146.4 million and 146.6 million, respectively.  The number of weighted average common shares outstanding for the years ended December 31, 2010 and 2011 were approximately 15.0 million and 15.1 million, respectively. Equity based awards granted had no material impact on the calculation of diluted earnings per share.

The following significant transactions impacted our historical financial data.

2011

During 2011, the Company recorded a non-cash goodwill impairment charge of $1,003 million ($997 million after-tax).  This reduced our goodwill balance from $1,707 million to $704 million.

For the year ended December 31, 2011, the Company made cash debt payments of $308 million, which reduced the Company’s debt obligations by $426 million.  On December 14, 2011, the Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.  This transaction resulted in the Company recording a $116 million gain ($118 million gain offset by $2 million in administrative fees associated with the transaction), which was recorded as early extinguishment of debt on the Company’s 2011 consolidated statement of operations. For the year ended December 31, 2011, the Company also made additional debt principal payments, at par, of $191 million.

2010

As required by fresh start accounting, at December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero, which had a significant non-cash impact on our 2010 operating results.  As a result, approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) and $213 million of deferred directory costs were not recognized in our 2010 consolidated statement of operations which would have otherwise been recorded by the Predecessor Company.  In addition, our 2010 operating results were significantly impacted by the exclusion of approximately $61 million of bad debt expense due to the exclusion of revenue associated with the implementation of fresh start accounting at December 31, 2009 that would have been recognized by our Predecessor Company.  These non-cash fresh start adjustments impact only our 2010 consolidated statement of operations and do not affect future years’ results.  Likewise, these non-cash fresh start adjustments did not affect cash flows as client billing and collection activities remained unchanged.

During 2010, the Company recorded $40 million of reduced operating expenses related to the favorable non-recurring, non-cash resolution of state operating tax claims.

For the year ended December 31, 2010, the Company made cash debt payments of $500 million, which reduced the Company’s debt obligations by $579 million. On December 23, 2010, the Company paid $185 million to prepay senior secured term loans of $264 million at 70% of par. This transaction resulted in the Company recording a $76 million gain ($79 million gain offset by $3 million in administrative fees associated with the transaction), which was recorded as early extinguishment of debt on the Company’s 2010 consolidated statement of operations. For the year ended December 31, 2010, the Company also made additional debt principal payments, at par, of $315 million.

2009

During 2009, the Company entered and emerged from Chapter 11 Bankruptcy. As required by generally accepted accounting principles in the United States (“U.S. GAAP”), the Company adopted fresh start accounting effective December 31, 2009. The consolidated financial statements for the periods ended prior to December 31, 2009 do not include the effect of any changes in the Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. The results of operations of the Predecessor Company for the year ended December 31, 2009 include one-time reorganization items gains of $8,035 million, including a pre-emergence gain of $6,035 million resulting from the discharge of liabilities under the Amended Plan as well as a gain of $2,469 million associated with fresh start accounting adjustments.  Additionally, goodwill of $1,707 million and $555 million of intangible assets were recorded in 2009 in connection with the Company’s adoption of fresh start accounting.  For additional information, see Note 3 to the consolidated financial statements included in this report.

Upon emergence from bankruptcy, our total outstanding debt of $2,750 million was classified as long-term. For additional information related to debt obligations, see Note 7 to our consolidated financial statements included in this report.

2008

Due to the potential events of default resulting from noncompliance with certain covenants in the Company’s debt agreements and the Company’s expectation to restructure its capitalization under federal bankruptcy laws, our total outstanding debt of $9,267 million was classified as current maturities of long-term debt as of December 31, 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of this report. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our audited financial statements and related notes thereto included in this report.

Our financial information may not be indicative of our future performance.

Overview

SuperMedia Inc., (collectively, “SuperMedia,” “we,” “our,” “us,” “Successor” or the “Company”) formerly known as Idearc Inc., (collectively, “Idearc” or “Predecessor”), is one of the largest yellow pages directory publishers in the United States as measured by revenue.  We also offer digital advertising solutions. We place our clients’ business information into our portfolio of local media solutions, which includes the Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, mobile sites and mobile applications, and our Superpages direct mailers. In addition, we offer solutions for social media, digital content creation management, reputation management and search engine optimization. We became an independent public company in November 2006 when Verizon Communications Inc. (“Verizon”) completed the spin-off of our shares to Verizon’s stockholders.

Our strategy will continue to focus on being the trusted marketing partner for businesses, by offering them solutions to meet their specific promotional media needs.  We believe our media solutions provide a better return on investment relative to many other media alternatives. In making a decision to advertise, we believe that our clients recognize that a large number of consumers who consult yellow pages directories then make a purchase from information about local businesses that they find in the directories, and that a broad and diverse demographic and geographic base of consumers reference both print and digital media. We also believe that our clients value the quality of our client service and other support we provide.

Together with our predecessor companies, we have more than 125 years of experience in the directory business. We primarily operate in the markets in which Verizon is the incumbent local exchange carrier, and in its formerly owned properties now owned by FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”). We have a geographically diversified revenue base covering markets in 32 states for Superpages directories and Superpages direct mailers and in all 50 states for Superpages.com and our other digital solutions.  In 2011, we published more than 1,000 distinct directory titles, and distributed about 89 million copies of these directories to businesses and residences in the United States.

We are the official publisher of Verizon, FairPoint and Frontier print directories in the markets in which these companies are the incumbent local telephone exchange carriers. We use their brands on our print directories in these and other specified markets. We have a number of agreements with them that govern our publishing relationship, including publishing agreements, branding agreements, and non-competition agreements, each of which has a term expiring in 2036.

At December 31, 2011, we had approximately 3,400 employees.  Of our total employees, approximately 1,000 employees, or 29%, were represented by unions.

Bankruptcy and Fresh Start Accounting

On March 31, 2009, Idearc and its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).  On December 31, 2009, the Company emerged from bankruptcy protection and entered into a loan agreement (the “Loan Agreement”) with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans.  On December 29, 2011, the Bankruptcy Court entered final decrees closing the Company’s bankruptcy cases.

The Company adopted the guidance on financial reporting by entities that have filed petitions with the Bankruptcy Court from March 31, 2009 until emergence from Chapter 11 Bankruptcy on December 31, 2009.  This guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional expenses), realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process are classified as reorganization items in the consolidated statements of operations.  For additional information related to fresh start accounting, see Note 3 to our consolidated financial statements included in this report.

As required by generally accepted accounting principles in the United States (“U.S. GAAP”), the Company adopted fresh start accounting effective December 31, 2009. The consolidated financial statements for the periods ended prior to December 31, 2009 do not include the effect of any changes in the Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. The results of operations of the Predecessor for the year ended December 31, 2009 include one-time reorganization items with a pre-emergence gain of $6,035 million resulting from the discharge of liabilities under the Amended Plan as well as a gain of $2,469 million associated with fresh start accounting adjustments.

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

Basis of Presentation

The Company prepares its financial statements in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

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

Operating Revenue

We derive our operating revenue primarily from the sale of advertising into our media portfolio, which includes Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, Superpages.com network, a digital syndication network, and our Superpages direct mailers.

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

Our digital advertising revenue is earned from two primary sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our and other local search websites, website development and website hosting for our advertisers. Revenue from fixed-fee advertising is recognized monthly over the life of the service. Performance-based advertising revenue is earned when consumers connect with our advertisers by a “click” on their digital advertising or a phone call to their businesses. Performance-based advertising revenue is recognized when there is evidence that qualifying transactions have occurred.

We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy.  For the years ended December 31, 2011 and 2010, our advertising sales declined 16.8% and 16.9% compared to 2010 and 2009, respectively.  If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues in the future.

Operating Expense

Operating expense comprises five expense categories: (1) selling, (2) cost of sales, (3) general and administrative, (4) depreciation and amortization, and (5) impairment charge.

Selling.  Selling expense includes the sales and sales support organizations, including base salaries and sales commissions paid to our local sales force, national sales commissions paid to independent certified marketing representatives, sales training, advertising and client care expenses. Sales commissions are amortized over the average life of the directory or advertising service. All other selling costs are expensed as incurred. For the year ended December 31, 2011, selling expense of $435 million represented 19.5% of total operating expense and 26.5% of total operating revenue.

Cost of Sales.  Cost of sales includes the costs of producing and distributing print directories, direct mail and digital local search services, including publishing operations, paper, printing, distribution, website development and Internet traffic costs, which include costs from digital partners for display of our clients’ advertising. Costs directly attributable to producing print directories are amortized over the average life of a directory. These costs include paper, printing and initial distribution. All other costs are expensed as incurred. For the year ended December 31, 2011, cost of sales of $408 million represented 18.2% of total operating expense and 24.8% of total operating revenue.

General and Administrative.  General and administrative expense includes corporate management and governance functions, which are comprised of finance, human resources, real estate, legal, investor relations, billing and receivables management. In addition, general and administrative expense includes bad debt, operating taxes, insurance, stock-based compensation and other general expenses including severance. All general and administrative costs are expensed as incurred.  For the year ended December 31, 2011, general and administrative expense of $220 million represented 9.8% of total operating expense and 13.4% of total operating revenue.

Depreciation and Amortization.  Depreciation and amortization expense includes depreciation expense associated with property, plant and equipment and amortization expense associated with capitalized internal use software and other intangible assets. For the year ended December 31, 2011, depreciation and amortization expense of $172 million represented 7.7% of total operating expense and 10.5% of total operating revenue.

Impairment Charge. During 2011, we recorded a non-cash impairment charge of $1,003 million related to the write down of goodwill.  For the year ended December 31, 2011, our impairment charge represented 44.8% of total operating expense and 61.1% of total operating revenue.  For additional information related to the goodwill impairment, see Note 2 to our consolidated financial statements included in this report. No impairment charges were recorded in 2010 or 2009.

Interest Expense

Interest expense, net of interest income, is primarily comprised of interest expense associated with our debt obligations offset by interest income.  For the year ended December 31,  2011, interest expense, net of interest income, of $227 million represented 13.8% of total operating revenue.

Reorganization Items

Reorganization items represent amounts that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include certain expenses, realized gains and losses, and provisions for losses resulting from the reorganization.  We recorded total reorganization items associated with our bankruptcy of a ($2) million (loss) in 2011, a ($5) million (loss) in 2010 and an $8,035 million gain in 2009.  In connection with our adoption of fresh start accounting in 2009, we recorded reorganization items of $8,504 million for the year ended December 31, 2009 to recognize the gain on settlement of liabilities subject to compromise of $6,035 million, record an adjustment to goodwill of $1,631 million, write off deferred revenue and deferred directory costs of $631 million, adjust intangible assets to fair value of $555 million; offset by an adjustment to accumulated other comprehensive income of $281 million and other fresh start accounting adjustments of $67 million.  This gain was offset by charges of $424 million associated with interest rate swap derivatives and other reorganization expenses of $45 million primarily consisting of professional fees. For additional information related to reorganization items, see Note 3 to our consolidated financial statements included in this report. Professional fees for post-emergence activities related to claim settlements, plan implementation and other transition costs attributable to the reorganization are expected to continue into 2012.

Gain on Early Extinguishment of Debt

The Company recorded a gain of $116 million related to the early extinguishment of a portion of our senior secured term loans during the year ended December 31, 2011.  The Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.  This resulted in a gain of $118 million, which was partially offset by $2 million in administrative fees associated with the transaction.

The Company recorded a gain of $76 million related to the early extinguishment of a portion of our senior secured term loans during the year ended December 31, 2010.  The Company paid $185 million to prepay senior secured term loans of $264 million at 70% of par.  This resulted in a gain of $79 million, which was partially offset by $3 million in administrative fees associated with the transaction.

Provision (Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions.  Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns.  For the year ended December 31, 2011, we recorded an income tax provision of $62 million.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth our operating results for the years ended December 31, 2011 and 2010:

	2011	2010	Change	%
	(in millions, except%)
Operating Revenue	$1,642	$1,176	$466	39.6%
Operating Expense
Selling	435	470	(35)	(7.4)
Cost of sales (exclusive of depreciation and amortization)	408	418	(10)	(2.4)
General and administrative	220	198	22	11.1
Depreciation and amortization	172	186	(14)	(7.5)
Impairment charge	1,003	—	1,003	NM
Total Operating Expense	2,238	1,272	966	75.9
Operating (Loss)	(596)	(96)	(500)	NM
Interest expense, net	227	278	(51)	(18.3)
(Loss) Before Reorganization Items, Gain on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(823)	(374)	(449)	120.1
Reorganization items	(2)	(5)	3	(60.0)
Gain on early extinguishment of debt	116	76	40	52.6
(Loss) Before Provision (Benefit) for Income Taxes	(709)	(303)	(406)	134.0
Provision (benefit) for income taxes	62	(107)	169	NM
Net (Loss)	$(771)	$(196)	$(575)	NM

Operating Revenue

Operating revenue of $1,642 million in 2011 increased $466 million, or 39.6%, compared to $1,176 million in 2010. This increase was primarily due to the exclusion of approximately $846 million ($826 million net of estimated sales allowances) of amortized revenue for the year ended December 31, 2010, as required by fresh start accounting. This increase was partially offset by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy.

Operating Expense

Operating expense of $2,238 million in 2011 increased $966 million, or 75.9%, compared to $1,272 million in 2010.  This increase was primarily attributable to a non-cash pre-tax goodwill impairment charge of $1,003 million and the impacts of fresh start accounting, partially offset by expense reductions as described below:

Selling. Selling expense of $435 million in 2011 decreased $35 million, or 7.4%, compared to $470 million in 2010. This decrease resulted primarily from lower employee related costs, reduced advertising costs associated with our national advertising program and lower contract services costs, partially offset by higher sales commissions.  Our results for the year ended December 31, 2010 exclude approximately $108 million of sales commissions, as required by fresh start accounting.

Cost of Sales. Cost of sales of $408 million in 2011 decreased $10 million, or 2.4%, compared to $418 million in 2010. This decrease was primarily due to reduced employee related costs, reduced Internet traffic costs, lower contract services and software maintenance costs.  These decreases were partially offset by higher printing and distribution costs.  Our results for the year ended December 31, 2010 exclude approximately $105 million of printing and distribution costs, as required by fresh start accounting.

General and Administrative. General and administrative expense of $220 million in 2011 increased $22 million, or 11.1%, compared to $198 million in 2010. This increase was primarily driven by a $40 million expense reduction recorded during the year ended December 31, 2010 related to the favorable non-recurring, non-cash resolution of state operating tax claims.  Additionally, the increase was driven by a charge in 2011 associated with a non-recurring vendor settlement, facility exit costs, higher settlement losses in 2011 associated with our pension plans and increased severance costs.  During 2010, the Company recorded charges of $5 million in connection with the termination of former executives, including our former chief executive officer, which included severance, health benefits, financial planning and outplacement services.  These increases were partially offset by reduced employee related costs, lower contract services costs, restructuring costs and lower stock-based compensation.  Bad debt expense of $64 million for the year ended December 31, 2011, increased by $3 million, or 4.9% compared to $61 million for the year ended December 31, 2010. Bad debt expense as a percent of total operating revenue was 3.9% for the year ended December 31, 2011 compared to 5.2% for the year ended December 31, 2010.  Our results for the year ended December 31, 2010 exclude approximately $61 million of bad debt expense, as required by fresh start accounting.

Depreciation and Amortization. Depreciation and amortization expense of $172 million in 2011 decreased $14 million, or 7.5%, compared to $186 million in 2010. This decrease was primarily due to lower amortization expense associated with capitalized internal use software.

Impairment Charge.  In 2011, we recorded a non-cash impairment charge of $1,003 million related to the write down of goodwill.  No impairment charges were recorded in 2010.

Interest Expense

Interest expense, net of interest income, of $227 million in 2011 decreased $51 million, or 18.3%, compared to interest expense, net of interest income, of $278 million in 2010, due to a reduction in our senior secured term loans as a result of principal payments.

Reorganization Items

Reorganization items expense in 2011 of $2 million decreased $3 million, or 60.0%, compared to $5 million in 2010, primarily due to lower professional fees associated with our emergence from Chapter 11 bankruptcy.

Gain on Early Extinguishment of Debt

The Company recorded a gain of $116 million related to the early extinguishment of a portion of our senior secured term loans in 2011.  The Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.  This resulted in a gain of $118 million, which was partially offset by $2 million in administrative fees associated with the transaction.

The Company recorded a gain of $76 million related to the early extinguishment of a portion of our senior secured term loans in 2010.  We paid $185 million to prepay senior secured term loans of $264 million at 70% of par.  This resulted in a gain of $79 million, which was partially offset by $3 million in administrative fees associated with the transaction.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes of $62 million for 2011 increased $169 million compared to ($107) million for the year ended December 31, 2010, primarily due to the items described above and the impact of the non-deductible component of the goodwill impairment charge.  The Company could only realize a $6 million tax benefit related to the small deductible component of the goodwill impairment charge.  Additionally, the cancellation of indebtedness income (“CODI”) generated with the Company’s below par debt repurchase in 2011 was a non-taxable event.  Generally, the discharge of a debt obligation for an amount less than its adjusted issue price creates CODI, which must be included in the Company’s taxable income; however, the Internal Revenue Code allowed the Company to permanently exclude this CODI from taxation.  The provision for income taxes for 2011 and 2010 includes the effect of one-time discrete items.  The 2010 provision includes a charge of $7 million to record the impact of tax law changes in 2010 that eliminated a future tax deduction on Medicare Part D subsidies received on or after January 1, 2013. The effective tax rates for 2011 and 2010 were (8.7%) and 35.3%, respectively.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth our operating results for the years ended December 31, 2010 and 2009:

	Successor Company	Predecessor Company
	2010	2009	Change	%
	(in millions, except%)
Operating Revenue	$1,176	$2,512	$(1,336)	(53.2)%
Operating Expense
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

Operating Revenue

Operating revenue of $1,176 million in 2010 decreased $1,336 million, or 53.2%, compared to $2,512 million in 2009. This decline was primarily due to the impacts of fresh start accounting.  Operating revenue for the year ended December 31, 2010 was significantly impacted by the exclusion of approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) due to the implementation of fresh start accounting that would have been recognized by our Predecessor Company.  The remaining decline in operating revenue was due to reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper, and radio) and a weak economy.

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

General and Administrative. General and administrative expense of $198 million in 2010 decreased $247 million, or 55.5%, compared to $445 million in 2009. This decrease was driven by lower bad debt expense, lower restructuring costs, lower settlement losses in 2010 associated with our pension plans, lower insurance costs, lower stock-based compensation costs and reduced employee related costs. In addition, the Company recorded $40 million of reduced expenses related to the favorable non-recurring, non-cash resolution of state operating tax claims recorded during the year ended December 31, 2010.  A non-recurring benefit cost adjustment was also recorded in 2009. These expense decreases were partially offset by higher legal settlements in 2010 and charges of $5 million recorded during the year ended December 31, 2010, in connection with the termination of certain former executives, including our former chief executive officer, which included severance, health benefits, financial planning and outplacement services.  In 2010 and 2009, we recorded restructuring costs of $4 million and $25 million, respectively, associated with our strategic, market exit and pre-

petition capital restructuring initiatives.  These restructuring costs were incurred to improve operational efficiencies and reduce operating costs.  Bad debt expense of $61 million for the year ended December 31, 2010, decreased by $167 million, or 73.2% compared to $228 million for the year ended December 31, 2009. Bad debt expense as a percent of total operating revenue was 5.2% for the year ended December 31, 2010 compared to 9.1% for the year ended December 31, 2009. Our general and administrative expense for the year ended December 31, 2010 was significantly impacted by the exclusion of approximately $61 million of bad debt expense due to the exclusion of revenue associated with the implementation of fresh start accounting at December 31, 2009 that would have been recognized by our Predecessor Company.

Depreciation and Amortization. Depreciation and amortization expense of $186 million in 2010 increased $118 million, or 173.5%, compared to $68 million in 2009.  Depreciation expense of $29 million in 2010 increased $1 million compared to $28 million in 2009. Amortization expense of $157 million in 2010 increased $117 million compared to $40 million in 2009. This significant increase was primarily due to the amortization of intangible assets of $111 million related to client relationships and patented technologies (patents), which were recorded at December 31, 2009 in connection with our adoption of fresh start accounting.  Amortization expense associated with capitalized internal use software of $46 million in 2010, increased $6 million, or 15.0%, compared to $40 million in 2009.

Interest Expense

Interest expense, net of interest income, of $278 million in 2010 increased $133 million, or 91.7%, compared to interest expense, net of interest income, of $145 million in 2009.  We recorded $288 million of interest expense associated with our debt obligations during the year ended December 31, 2010.  As a result of our bankruptcy filing in 2009, interest expense associated with our then existing debt obligations and interest rate swap agreements was not accrued after March 31, 2009.

Reorganization Items

We recorded total reorganization items associated with our bankruptcy of ($5) million (loss) in 2010 and a gain of $8,035 million in 2009. Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include the gains related to the change in our capital structure, certain expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization. In connection with our adoption of fresh start accounting in 2009, we recorded reorganization item gains of $8,504 million for the year ended December 31, 2009 to recognize the gain on settlement of liabilities subject to compromise of $6,035 million, record an adjustment to goodwill of $1,631 million, write off deferred revenue and deferred directory costs of $631 million, adjust intangible assets to fair value of $555 million; offset by an adjustment to accumulated other comprehensive income of $281 million and other fresh start accounting entries of $67 million.  This gain was offset by charges of $424 million associated with interest rate swap derivatives and other reorganization expenses of $45 million primarily consisting of professional fees. For additional information related to reorganization items, see Note 3 to our consolidated financial statements included in this report.

Gain on Early Extinguishment of Debt

The Company recorded a gain of $76 million related to the early extinguishment of a portion of our senior secured term loans during the year ended December 31, 2010.  We paid $185 million to prepay senior secured term loans of $264 million at 70% of par.  This resulted in a gain of $79 million, which was partially offset by $3 million in administrative fees associated with the transaction.

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

Liquidity and Capital Resources

Historical

Our principal source of liquidity is cash flow generated from operations.  As previously discussed, during 2009, we filed for and emerged from Chapter 11 Bankruptcy. Upon emergence from Chapter 11 Bankruptcy, we entered into a Loan Agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans, which were issued on December 31, 2009 in partial satisfaction of the amounts outstanding under our pre-petition senior secured credit facility. The administrative agent and such financial institutions were the administrative agent and the lenders under our pre-petition senior secured credit facility.  Our debt obligations as of December 31, 2011 are $1,745 million.

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

All of the Company’s present and future domestic subsidiaries (other than certain insignificant subsidiaries) are guarantors under the Loan Agreement, as amended.  In addition, the obligations under the Loan Agreement, as amended, are secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets, including a mortgage on certain real property.

On December 13, 2010, the Company entered into the First Amendment to the Loan Agreement.  The terms of the First Amendment allowed a one-time repurchase and retirement of debt below par.

On November 8, 2011, the Company entered into the Second Amendment to the Loan Agreement.  The terms of the Second Amendment allow the Company, effective upon the execution of the amendment and until January 1, 2014, to repurchase and retire debt below par, subject to certain other requirements.

The Company has a mandatory debt principal payment due after each fiscal quarter prior to the December 31, 2015 maturity date on the outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement, as amended.  The Company has the right to make early payments at par on the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payments.  Additionally, the Company can make below par voluntary prepayments on the senior secured term loans, subject to the terms and conditions of the Second Amendment to the Loan Agreement.

During 2011, the Company utilized $308 million of cash to reduce our senior secured term loans by $426 million.  During 2010, the Company utilized $500 million of cash to reduce our senior secured term loans by $579 million.

On December 7, 2011, pursuant to the Second Amendment to the Loan Agreement, the Company commenced an offer to make prepayments of senior secured term loans at a rate of 43% to 50% of par. The offer expired on December 13, 2011. On December 14, 2011, the Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.  During 2011, the Company also made principal payments, at par, of $191 million.

On December 23, 2010, pursuant to the First Amendment to the Loan Agreement, the Company utilized $185 million in cash to prepay $264 million of the senior secured term loans at a rate of 70% of par.  During 2010, the Company also made principal payments, at par, of $315 million.

The Loan Agreement, as amended, requires the Company to meet minimum financial requirements, including that the Company maintain a consolidated leverage ratio, defined as total debt divided by earnings before interest, taxes, depreciation, amortization and other allowed Loan Agreement, as amended, adjustments, as of the last day of each fiscal quarter, not to exceed 7.5 to 1.0 beginning January 1, 2011, and that the Company maintain an interest coverage ratio, defined as earnings before interest, taxes, depreciation, amortization and other allowed Loan Agreement, as amended, adjustments, divided by cash interest paid, at the end of each fiscal quarter, of at least 1.1 to 1.0 beginning January 1, 2011.  The Loan Agreement, as amended, also includes covenants that restrict the Company’s and its restricted subsidiaries’ ability to incur additional debt, pay dividends and other distributions, create liens, merge, liquidate or consolidate, make investments and acquisitions, sell assets, enter into sale and leaseback transactions and swap agreements, and enter into agreements with affiliates.

The Loan Agreement, as amended, contains customary events of default, including without limitation, defaults on payments of the senior secured term loans and all other obligations under the Loan Agreement, as amended, and related loan documents (the “Obligations”), defaults on payments of other material indebtedness, breaches of representations and warranties in any material respect, covenant defaults, events of bankruptcy and insolvency, rendering of material judgments, the occurrence of certain Employee Retirement Income Security Act (“ERISA”) defaults, failure of any guarantee of the Obligations to be in full force, invalidity of the liens securing the Obligations, change in control of the Company, or material breach of material agreements that has a material adverse effect.

As of December 31, 2011, the Company is in compliance with all covenants of the Loan Agreement, as amended.

We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, interest debt service requirements and other cash needs in 2012.  The Company anticipates being able to comply with all debt covenants throughout 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth a summary of our cash flows for the years ended December 31, 2011 and 2010:

	2011	2010	Change
	(in millions)
Cash Flow Provided By (Used In):
Operating activities	$244	$509	$(265)
Investing activities	(18)	(44)	26
Financing activities	(310)	(503)	193
(Decrease) In Cash and Cash Equivalents	$(84)	$(38)	$(46)

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $244 million in 2011 decreased $265 million compared to $509 million in 2010, primarily due to lower cash collections, income tax payments of $143 million in 2011 (which includes a $72 million federal income tax payment related to 2010 tax obligations), compared to income tax refunds of $92 million in 2010 and higher severance payments.  These unfavorable items were partially offset by reduced operating expenditures, lower interest payments due to lower outstanding debt obligations and lower reorganization payments.

During 2011, the Company did not make any contributions to our pension plans.  In 2012, it is anticipated that the Company will make a contribution of approximately $10 million to our qualified collectively bargained pension plan.

Our 2011 payments for other post-employment benefit costs were $24 million. Our 2012 cash outflow associated with these benefits are anticipated to be approximately $24 million and we expect to experience similar cash outflows in the future. For additional information related to other post-employment benefits, see Note 9 to our consolidated financial statements included in this report.

Cash used in investing activities of $18 million in 2011 decreased $26 million compared to $44 million in 2010, primarily due to reduced capital expenditures.

Net cash used in financing activities of $310 million for 2011 decreased $193 million compared to $503 million in 2010. Net cash used in financing activities for the years ended December 31, 2011 and 2010 primarily represents the repayment of debt principal.

For the year ended December 31, 2011, the Company made cash debt payments of $308 million, which reduced the Company’s outstanding debt obligations by $426 million.  On December 14, 2011, the Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.  This transaction resulted in the Company recording a $116 million gain ($118 million gain offset by $2 million in administrative fees associated with the transaction), which was recorded as early extinguishment of debt on the Company’s 2011 consolidated statement of operations. In 2011, the Company made principal payments, at par, of $191 million.

For the year ended December 31, 2010, the Company made cash debt payments of $500 million, which reduced the Company’s debt obligations by $579 million.  On December 23, 2010, the Company paid $185 million to prepay senior secured term loans of $264 million at 70% of par.  This transaction resulted in the Company recording a $76 million gain ($79 million gain offset by $3 million in administrative fees associated with the transaction), which was recorded as early extinguishment of debt on the Company’s 2010 consolidated statement of operations.  In 2010, the Company made principal payments, at par, of $315 million.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth a summary of our cash flows for the years ended December 31, 2010 and 2009:

	Successor Company	Predecessor Company
	2010	2009	Change
	(in millions)
Cash Flow Provided By (Used In):
Operating activities	$509	$436	$73
Investing activities	(44)	(55)	11
Financing activities	(503)	(679)	176
Increase (Decrease) In Cash and Cash Equivalents	$(38)	$(298)	$260

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $509 million in 2010 increased $73 million compared to $436 million in 2009, primarily due to net income tax refunds of $92 million in 2010, compared to $234 million of tax payments in 2009 and reduced operating expenditures. These favorable items were partially offset by lower cash collections associated with lower revenue and higher interest payments on our debt.  As a result of our bankruptcy filing on March 31, 2009, other than the adequacy protection payment and the allowed secured credit facility claim, the Company did not make any 2009 scheduled principal or interest payments after March 2009.

Cash used in investing activities of $44 million in 2010 decreased $11 million compared to $55 million in 2009, primarily due to reduced capital expenditures.

Net cash used in financing activities of $503 million for 2010 decreased $176 million compared to $679 million in 2009. Net cash used in financing activities for the years ended December 31, 2010 and 2009 primarily represents the repayment of debt principal.

For the year ended December 31, 2010, the Company made cash debt payments of $500 million, which reduced the Company’s debt obligations by $579 million.  On December 23, 2010, the Company paid $185 million to prepay senior secured term loans of $264 million at 70% of par.  This transaction resulted in the Company recording a $76 million gain ($79 million gain offset by $3 million in administrative fees associated with the transaction), which was recorded as early extinguishment of debt on the Company’s 2010 consolidated statement of operations.  In 2010, the Company made principal payments, at par, of $315 million.

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

Contractual Obligations

Our contractual obligations as of December 31, 2011, are summarized below:

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt obligations and associated interest payments (1)	$1,745	$4	$—	$1,741	$—
Operating lease obligations	68	20	23	14	11
Other post-employment benefit obligations	316	24	48	47	197
Total	$2,129	$48	$71	$1,802	$208

(1)

Our total outstanding debt obligations are $1,745 million. The senior secured term loans must be repaid in full on December 31, 2015. The Company has the right to prepay at par the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payment. After each fiscal quarter, the Company must also prepay outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement, as amended, during such fiscal quarter, less the principal amount of any voluntary prepayments made during such quarter. Our interest obligations are variable based on ABR or LIBOR and are payable quarterly based on the outstanding debt balance during the period. During 2011, the Company paid interest of $233 million associated with our senior secured term loans. Due to the uncertainty of the amount of the principal payments from Available Cash and voluntary prepayments, interest payments in future years cannot be reasonably estimated. On November 8, 2011, the Company entered into the Second Amendment to the Loan Agreement. The terms of the Second Amendment allow the Company, effective upon the execution of the amendment and until January 1, 2014, to repurchase and retire debt below par, subject to certain requirements and conditions. For additional information related to debt obligations, see Note 7 to our consolidated financial statements included in this report.

The anticipated obligations for unrecognized tax benefits which would require cash settlements were $39 million as of December 31, 2011. There is a high degree of uncertainty regarding the timing and amount of cash flows related to these unrecognized tax benefit liabilities, thus we cannot reasonably estimate the settlement amounts and periods.

Critical Accounting Policies

The following is a summary of the critical accounting policies.

Revenue Recognition

Revenue is earned from the sale of advertising. The sale of advertising in print directories is the primary source of revenue. We recognize revenue from print directory advertising ratably over the life of each directory using the amortization method of accounting, with revenue recognition commencing in the month of publication.

Revenue derived from digital advertising is earned primarily from two sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our and other local search websites, website development and website hosting for client advertisers. Revenue from fixed-fee advertisers is recognized ratably over the life of the advertising service. Performance-based advertising revenue is earned when consumers connect with client advertisers by a “click” on their digital advertising or a phone call to their business. Performance-based advertising revenue is recognized when there is evidence that qualifying transactions have occurred.

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

Accounts Receivable and Unbilled Accounts Receivable

At December 31, 2011, the Company’s consolidated balance sheet has accounts receivables of $147 million, which represents receivables of $206 million, including amounts billed to clients but not yet collected and amounts to be billed for services already provided, net of an allowance for doubtful accounts of $59 million.

Receivables are recorded net of an allowance for doubtful accounts.  The allowance for doubtful accounts is calculated using a percentage of sales method, based upon collection history, and an estimate of uncollectible accounts. Management may exercise judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Accounts receivable adjustments are recorded against the allowance for doubtful accounts. Bad debt expense as a percentage of revenue for the years 2011, 2010 and 2009 was 3.9%, 5.2% and 9.1%, respectively.

Goodwill

The Company has goodwill of $704 million on the consolidated balance sheet as of December 31, 2011. In accordance with U.S. GAAP, impairment testing for goodwill is performed at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach, which is performed at the entity level (the reporting unit). Step one compares the fair value of the reporting unit (calculated using the enterprise value-market capitalization approach) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

In September 2011, the Company recorded a non-cash, goodwill impairment charge of $1,003 million ($997 million after-tax).  For additional information related to goodwill impairment, see Note 2 to our consolidated financial statements included in this report.

The Company performed its annual impairment test of goodwill as of October 1, 2011.  The Company determined the fair value of the reporting unit exceeded the carrying value of the reporting unit; therefore there was no additional impairment of goodwill.

Intangible Assets

The Company has intangible assets of $345 million on the consolidated balance sheet as of December 31, 2011.  Intangible assets are to be recorded separately from goodwill if they meet certain criteria.  Internal use software is capitalized if it has a useful life in excess of one year.  Subsequent additions, modifications or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform.

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

Pension and Other Post-Employment Benefits

The Company provides pension and other post-employment benefits to many of our employees. Long-term assumptions are developed to determine our employee benefit obligation, the most significant of which are the discount rate, the expected rate of return on plan assets, and the health care cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.  For additional information related to pension and other post-employment benefits, see Note 9 to our consolidated financial statements included in this report.

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

The healthcare cost trend rate as of December 31, 2011 was 7.5%, declining to 5.0% by 2017 for both pre- and post-age 65 employees and retirees.

A sensitivity analysis of the impact on the expense (income) recorded for 2011 of a one percent change in our assumptions is shown in the table below:

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2010-06 (“ASU 2010-06”), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which provides amendments to Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” by requiring new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy.  The provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which is effective for reporting periods beginning after December 15, 2010.  The Company has adopted the applicable provisions of ASU 2010-06 as required and it did not have an impact on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU 2010-28”), “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other,” which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The Company adopted ASU 2010-28 on January 1, 2011 and it did not have an impact on our consolidated financial statements.

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

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 2011-08”), “Testing Goodwill for Impairment,” which amends Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”).  The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The guidance provided in ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05 until the FASB is able to reconsider those paragraphs. We do not expect the deferral to have a significant effect on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various types of market risk in the normal course of business. In particular, we are subject to interest rate variability primarily associated with borrowings under our credit facilities.

As of December 31, 2011, the Company had a balance of $1,745 million on the Loan Agreement, as amended, with certain financial institutions. The senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the prime rate (ABR) plus an Applicable Margin, or (ii) adjusted LIBOR plus an Applicable Margin. The Applicable Margin is 7.0% for loans with interest rates determined by reference to ABR and 8.0% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have a floor interest rate of 4.0% in the case of ABR and 3.0% in the case of LIBOR. As long as interest rates remain at or below 4.0% for ABR and 3.0% for LIBOR, our minimum effective interest rate will be 11.0%.

We performed an interest rate sensitivity analysis on our variable rate debt under our new capital structure. With the LIBOR floor of 3.0% on our variable rate debt and a current LIBOR rate of 0.58%, an increase in LIBOR rates of up to 242 basis points would not have affected our 2011 pre-tax earnings.  An increase of 50 basis points above the 3.0% LIBOR floor to 3.5% would increase estimated interest expense by approximately $9 million.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SuperMedia Inc.

We have audited the accompanying consolidated balance sheets of SuperMedia Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010 (Successor), and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 (Successor) and for the year ended December 31, 2009 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperMedia Inc. and subsidiaries at December 31, 2011 and 2010 (Successor), and the consolidated results of their operations and their cash flows for the years ended December 31, 2011 and 2010 (Successor) and for the year ended December 31, 2009 (Predecessor) in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 23, 2012

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Operations

	Successor Company		Predecessor Company
	Years Ended December 31,
	2011	2010	2009
	(in millions, except
	per share amounts)

Operating Revenue	$1,642	$1,176	$2,512
Operating Expense
Selling	435	470	677
Cost of sales (exclusive of depreciation and amortization)	408	418	581
General and administrative	220	198	445
Depreciation and amortization	172	186	68
Impairment charge	1,003	—	—
Total Operating Expense	2,238	1,272	1,771
Operating Income (Loss)	(596)	(96)	741
Interest expense, net	227	278	145
Income (Loss) Before Reorganization Items, Gain on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(823)	(374)	596
Reorganization items	(2)	(5)	8,035
Gain on early extinguishment of debt	116	76	—
Income (Loss) Before Provision (Benefit) for Income Taxes	(709)	(303)	8,631
Provision (benefit) for income taxes	62	(107)	374
Net Income (Loss)	$(771)	$(196)	$8,257

Basic and diluted earnings (loss) per common share	$(51.04)	$(13.04)	$56.32
Basic and diluted weighted-average common shares outstanding	15.1	15.0	146.6

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Balance Sheets

	At December 31,
	2011	2010
	(in millions, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$90	$174
Accounts receivable, net of allowances of $59 and $89	147	210
Accrued taxes receivable	27	—
Deferred directory costs	155	199
Prepaid expenses and other	12	13
Total current assets	431	596
Property, plant and equipment	127	122
Less: accumulated depreciation	53	28
	74	94
Goodwill	704	1,707
Intangible assets, net	345	481
Pension assets	75	42
Other non-current assets	4	6
Total assets	$1,633	$2,926

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$4	$—
Accounts payable and accrued liabilities	126	236
Deferred revenue	82	114
Deferred tax liabilities	4	2
Other	18	17
Total current liabilities	234	369
Long-term debt	1,741	2,171
Employee benefit obligations	364	355
Non-current deferred tax liabilities	43	22
Unrecognized tax benefits	39	37
Other liabilities	—	2

Stockholders’ (deficit):
Common stock ($.01 par value; 60 million shares authorized, 15,468,740 and 15,489,936 shares issued and outstanding in 2011 and 2010, respectively)	—	—
Additional paid-in capital	210	206
Retained (deficit)	(967)	(196)
Accumulated other comprehensive (loss)	(31)	(40)
Total stockholders’ (deficit)	(788)	(30)
Total liabilities and stockholders’ (deficit)	$1,633	$2,926

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock	Additional Paid-in Capital (Deficit)	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Total
	(in millions)
Balance at December 31, 2008 (Predecessor Company)	$1	$(8,764)	$494	$(222)	$(8,491)
Net income (1)	—	—	8,257	—	8,257
Issuance of equity based awards	—	12	—	—	12
Adjustments for pension and post-employment benefits	—	—	—	(67)	(67)
Unrealized gain on cash flow hedges	—	—	—	114	114
Cancellation of Predecessor common stock	(1)	8,752	—	—	8,751
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	(8,751)	175	(8,576)
Issuance of new equity in connection with emergence from Chapter 11	—	200	—	—	200
Balance at December 31, 2009 (Successor Company)	—	200	—	—	200
Net (loss) (2)	—	—	(196)	—	(196)
Issuance of equity based awards	—	6	—	—	6
Adjustments for pension and post-employment benefits	—	—	—	(40)	(40)
Balance at December 31, 2010 (Successor Company)	—	206	(196)	(40)	(30)
Net (loss) (3)	—	—	(771)	—	(771)
Issuance of equity based awards	—	4	—	—	4
Adjustments for pension and post-employment benefits	—	—	—	9	9
Balance at December 31, 2011 (Successor Company)	$—	$210	$(967)	$(31)	$(788)

(1)

During 2009, the Company entered and emerged from Chapter 11 Bankruptcy. For the year ended December 31, 2009, we recorded total reorganization items of $8,035 million in the consolidated statements of operations. For additional information related to reorganization items, see Note 3.

(2)	The Company’s 2010 net (loss) was significantly impacted by the effects of fresh start accounting. For additional information related to fresh start accounting, see Note 3.
(3)

During 2011, the Company recorded a non-cash, goodwill impairment charge of $1,003 million ($997 million after-tax) in the consolidated statements of operations. For additional information related to goodwill impairment, see Note 2.

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Successor Company		Predecessor Company
	Years Ended December 31,
	2011	2010	2009
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$(771)	$(196)	$8,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	172	186	68
Gain on early extinguishment of debt	(116)	(76)	—
Employee retirement benefits	14	11	23
Deferred income taxes	17	(225)	323
Provision for uncollectible accounts	64	61	228
Stock-based compensation expense	4	6	12
Impairment charge	1,003	—	—
Non-cash reorganization items	—	—	(8,072)
Changes in current assets and liabilities
Accounts receivable and unbilled accounts receivable	(1)	675	(152)
Deferred directory costs	44	(175)	43
Other current assets	2	4	(132)
Accounts payable and accrued liabilities	(166)	244	(82)
Other, net	(22)	(6)	(80)
Net cash provided by operating activities	244	509	436
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(19)	(45)	(52)
Acquisitions	—	—	(3)
Proceeds from sale of assets	1	1	—
Net cash used in investing activities	(18)	(44)	(55)
Cash Flows from Financing Activities
Repayment of long-term debt	(308)	(500)	(679)
Other, net	(2)	(3)	—
Net cash used in financing activities	(310)	(503)	(679)
Decrease in cash and cash equivalents	(84)	(38)	(298)
Cash and cash equivalents, beginning of year	174	212	510
Cash and cash equivalents, end of year	$90	$174	$212

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1  Description of Business and Summary of Significant Accounting Policies

General

SuperMedia Inc., (collectively, “SuperMedia,” “we,” “our,” “us,” “Successor” or the “Company”) formerly known as Idearc Inc., (collectively, “Idearc” or “Predecessor”), is one of the largest yellow pages directory publishers in the United States as measured by revenue.  We also offer digital advertising solutions. We place our clients’ business information into our portfolio of local media solutions, which includes the Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, mobile sites and mobile applications, and our Superpages direct mailers. In addition, we offer solutions for social media, digital content creation management, reputation management and search engine optimization. We became an independent public company in November 2006 when Verizon Communications Inc. (“Verizon”) completed the spin-off of our shares to Verizon’s stockholders.

We primarily operate in the markets in which Verizon is the incumbent local exchange carrier, and in its formerly owned properties now owned by FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”). We have a geographically diversified revenue base covering markets in 32 states for Superpages directories and Superpages direct mailers and in all 50 states for Superpages.com and our other digital solutions.  In 2011, we published more than 1,000 distinct directory titles, and distributed about 89 million copies of these directories to businesses and residences in the United States.

We are the official publisher of Verizon, FairPoint and Frontier print directories in the markets in which these companies are the incumbent local telephone exchange carriers. We use their brands on our print directories in these and other specified markets. We have a number of agreements with them that govern our publishing relationship, including publishing agreements, branding agreements, and non-competition agreements, each of which has a term expiring in 2036.

At December 31, 2011, we had approximately 3,400 employees.  Of our total employees, approximately 1,000 employees, or 29%, were represented by unions.

Bankruptcy and Fresh Start Accounting

On March 31, 2009, Idearc and its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).  On December 31, 2009, the Company emerged from bankruptcy protection and entered into a loan agreement (the “Loan Agreement”) with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans.  On December 29, 2011, the Bankruptcy Court entered final decrees closing the Company’s bankruptcy cases.

The Company adopted the guidance on financial reporting by entities that have filed petitions with the Bankruptcy Court from March 31, 2009 until emergence from Chapter 11 Bankruptcy on December 31, 2009.  This guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional expenses), realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process are classified as reorganization items in the consolidated statements of operations.

As required by generally accepted accounting principles in the United States (“U.S. GAAP”), the Company adopted fresh start accounting effective December 31, 2009. The consolidated financial statements for the periods ended prior to December 31, 2009 do not include the effect of any changes in the Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. The results of operations of the Predecessor for the year ended December 31, 2009 include one-time reorganization items with a pre-emergence gain of $6,035 million resulting from the discharge of liabilities under the Amended Plan as well as a gain of $2,469 million associated with fresh start accounting adjustments.

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

Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The consolidated financial statements include the financial statements of SuperMedia, Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The Company is managed as a single business segment. The Company sells advertising solutions to our clients and places their business information into our portfolio of local media, which includes the Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network, and our Superpages direct mailers.

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

Revenue Recognition

Revenue is earned from the sale of advertising. The sale of advertising in print directories is the primary source of revenue. We recognize revenue from print directory advertising ratably over the life of each directory using the amortization method of accounting, with revenue recognition commencing in the month of publication.

Revenue derived from digital advertising is earned primarily from two sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our and other local search websites, website development and website hosting for client advertisers. Revenue from fixed-fee advertisers is recognized ratably over the life of the advertising service. Performance-based advertising revenue is earned when consumers connect with client advertisers by a “click” on their digital advertising or a phone call to their business. Performance-based advertising revenue is recognized when there is evidence that qualifying transactions have occurred.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of 90 days or less when purchased are considered to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds. Cash equivalents are stated at cost, which approximates market value. As of December 31, 2011, the Company’s cash and cash equivalents are valued at $90 million.

Accounts Receivable and Unbilled Accounts Receivable

At December 31, 2011, the Company’s consolidated balance sheet has accounts receivables of $147 million, which represents receivables of $206 million, including amounts billed to clients but not yet collected and amounts to be billed for services already provided, net of an allowance for doubtful accounts of $59 million.

Receivables are recorded net of an allowance for doubtful accounts.  The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history, and an estimate of uncollectible accounts.  Judgment is exercised in adjusting the provision as a consequence of known items, such as current economic factors and credit trends.  Accounts receivable adjustments are recorded against the allowance for doubtful accounts.

Concentrations of Credit Risk

Financial instruments subject to concentrations of credit risk consist primarily of temporary cash investments, short-term investments, trade receivables, and short-term and long-term debt. Company policy requires the deposit of temporary cash investments with major financial institutions.

Approximately 85% of the 2011 revenue is derived from the sale of advertising to local small- and medium-sized businesses that advertise in limited geographical areas. These advertisers are usually billed in monthly installments after the advertising has been published and, in turn, make monthly payments, requiring the Company to extend credit to these customers. This practice is widely accepted within the industry. While most new advertisers and those wanting to expand their current media solutions are subject to a credit review, the default rates of small- and medium-sized companies are generally higher than those of larger companies. The Company believes that this practice will not have a material adverse impact on future results, however, no assurances can be made.

The remaining 15% of the 2011 revenue is derived from the sale of advertising to larger businesses that advertise regionally or nationally. Contracted certified marketing representatives (“CMRs”) purchase advertising on behalf of these advertisers. Payment for advertising is due when the advertising is published and is received directly from the CMRs, net of the CMRs’ commission. The CMRs are responsible for billing and collecting from the advertisers. While the Company still has exposure to credit risks, historically, the losses from this client set have been less than that of local advertisers.

Property, Plant, Equipment and Depreciation

Property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, which are presented in the following table:

Estimated Useful Lives (in years)
Buildings and building improvements	8-30
Leasehold improvements	3-8
Computer and data processing equipment	3
Furniture and fixtures	7
Other	3-7

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

Goodwill and Intangible Assets

The Company has goodwill of $704 million and intangible assets of $345 million on the consolidated balance sheet as of December 31, 2011.

Goodwill

In accordance with U.S. GAAP, impairment testing for goodwill is performed at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach, which is performed at the entity level (the reporting unit). Step one compares the fair value of the reporting unit (calculated using the enterprise value-market capitalization approach) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

In September 2011, the Company recorded a non-cash, goodwill impairment charge of $1,003 million ($997 million after-tax).  For additional information related to goodwill impairment, see Note 2.

The Company also performed its annual impairment test of goodwill as of October 1, 2011.  The Company determined the fair value of the reporting unit exceeded the carrying value of the reporting unit; therefore there was no additional impairment of goodwill.

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

Pension and Other Post-Employment Benefits

The Company provides pension and other post-employment benefits to many of its employees. Long-term assumptions are developed to determine the Company’s employee benefit obligation, the most significant of which are the discount rate, the expected rate of return on plan assets, and the health care cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.  For additional information related to pension and other post-employment benefits, see Note 9.

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

Advertising Costs

Advertising costs, which are included in selling expenses in the consolidated statements of operations, are expensed as incurred. Advertising costs for the years ended December 31, 2011, 2010 and 2009 were $23 million, $52 million and $55 million, respectively.

Capital Stock

The Company has authority to issue 65 million shares of capital stock, of which 60 million shares are common stock, with a par of value $.01 per share, and 5 million shares are preferred stock, with a par value of $.01 per share.  As of December 31, 2011, the Company has 15,468,740 shares of common stock outstanding.  The Company has not issued any shares of preferred stock.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Due to the reported net loss for 2011 and 2010, the effect of potentially dilutive common shares was anti-dilutive and therefore not included in the calculation of diluted earnings per share.  The effect of potentially dilutive common shares for 2009 was not material.

During 2011 and 2010, certain employees and certain non-management directors were granted restricted stock awards, which entitle those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards met the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At December 31, 2011 and 2010, there were 309,669 and 427,867, respectively, such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, the net loss from continuing operations for the years ended December 31, 2011 and 2010 was not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

The following table sets forth the calculation of the Company’s basic and diluted earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009:

	Successor Company		Predecessor Company
	Years Ended December 31,
	2011	2010	2009
	(in millions, except per share amounts)
Income (loss) available to common stockholders	$(771)	$(196)	$8,257
Weighted-average common shares outstanding	15.1	15.0	146.6
Basic and diluted earnings (loss) per share	$(51.04)	$(13.04)	$56.32

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input, to the fair value measurement in its entirety, requires substantial judgment and consideration of factors specific to the asset or liability.  The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach or cost approach.

The Company’s financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds.  The Company’s money market funds of $66 million and $162 million as of December 31, 2011 and 2010, respectively, have been recorded at fair value using Level 2 inputs.  The Company previously classified money market funds as Level 1.  The Company has determined that these investments are based on observable inputs and therefore should be properly presented as Level 2.  The reclassification of these investments had no impact on their fair value. The Company also had $6 million and $5 million held in certificates of deposit (“CD’s”) at December 31, 2011 and 2010, respectively, that serve as collateral against letters of credit held with our insurance carriers.  These CD’s are classified as prepaid expenses and other on the consolidated balance sheets and are valued using Level 2 inputs. The fair values of trade receivables and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value of the Company’s debt obligations as of December 31, 2011 and 2010:

	At December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Debt obligations (Level 2 valuation)	$1,745	$804	$2,171	$1,496

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2010-06 (“ASU 2010-06”), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which provides amendments to Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” by requiring new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy.  The provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which is effective for reporting periods beginning after December 15, 2010.  The Company has adopted the applicable provisions of ASU 2010-06 as required and it did not have an impact on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU 2010-28”), “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other,” which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The Company adopted ASU 2010-28 on January 1, 2011 and it did not have an impact on our consolidated financial statements.

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

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 2011-08”), “Testing Goodwill for Impairment,” which amends Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”).  The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The guidance provided in ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05 until the FASB is able to reconsider those paragraphs. We do not expect the deferral to have a significant effect on our consolidated financial statements.

Note 2   Goodwill Impairment

In accordance with U.S. GAAP, impairment testing for goodwill is performed at least annually.  The Company performs its annual impairment test as of October 1.  Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

The Company performed its annual test of goodwill as of October 1, 2011.  The Company determined the fair value of the reporting unit exceeded the carrying value of the reporting unit.

For the quarter ended September 30, 2011, the Company concluded there were indicators of potential goodwill impairment, including the decline in the value of the Company’s debt and equity securities and the impact of current economic and market conditions on our business. As a result of identifying indicators of impairment, the Company performed an impairment test of goodwill as of August 31, 2011.

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

The market approach is based on the guideline publicly traded company method to determine the fair value of the reporting unit. Under this method, market multiples ratios were applied to the reporting unit’s earnings with consideration given to the Company’s size, product offerings, growth, and other relevant factors compared to those of the guideline companies. The guideline companies selected were engaged in the same or a similar line of business as the Company. Market multiples were then selected based on consideration of risk, growth, and profitability differences between the Company and the guideline companies.  The selected market multiples were then multiplied by the Company’s earnings streams for the twelve months ended June 30, 2011, an annual 2011 forecast, and an annual 2012 forecast, with each given equal weighting, to arrive at an estimate of fair value for the Company.

Based on the above analysis, it was determined that the carrying value of the reporting unit including goodwill exceeded the fair value of the reporting unit, requiring the Company to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any.

In performing Step 2 of the goodwill impairment test, the Company compared the implied fair value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, goodwill impairment charge of $1,003 million ($997 million after-tax), which was recognized during the three months ended September 30, 2011.  This charge had no impact on our cash flows or our compliance with debt covenants.

The following table sets forth the balance of the Company’s goodwill as of December 31, 2010 and 2011:

	December 31, 2010	Additions	Impairments	December 31, 2011
	(in millions)
Goodwill, gross	$1,707	$—	$—	$1,707
Accumulated impairment losses	—	—	(1,003)	(1,003)
Total goodwill, net	$1,707	$—	$(1,003)	$704

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

During the years ended December 31, 2011 and 2010, the Company recorded reorganization items resulting in a loss of $2 million and $5 million, respectively, primarily consisting of professional fees directly associated with our Chapter 11 reorganization.  Cash paid for reorganization items for the years ended December 31, 2011 and 2010 was $6 million and $27 million, respectively.

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
Year Ended December 31,2009
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

Other reorganization items of $45 million for the year ended December 31, 2009 primarily consisted of professional fees directly associated with the reorganization of the business under Chapter 11 of the Bankruptcy Code.  Cash paid for the year ended December

31, 2009 totaled $35 million, primarily representing payment of professional fees directly associated with the reorganization of the business.

Professional fees for post-emergence activities related to claim settlements, plan implementation and other transition costs attributable to the reorganization are expected to continue into 2012.

Note 4  Additional Financial Information

Consolidated Statements of Operations

During 2011, the Company recorded a non-cash impairment charge of $1,003 million ($997 million after-tax) associated with the write-down of goodwill.  For additional information related to the Company’s goodwill impairment, see Note 2.

During 2011 and 2010, the Company recorded gains of $116 million and $76 million, respectively, related to the early extinguishment of a portion of our senior secured term loans. For additional information related to the Company’s debt obligations, see Note 7.

During 2010, the Company recorded $40 million of reduced operating expenses related to the favorable non-recurring, non-cash resolution of state operating tax claims.  These reductions were recorded in general and administrative expense on the Company’s consolidated statement of operations.

As a result of the Company’s bankruptcy filing in 2009, interest expense associated with our then existing debt and interest rate swap agreements was not accrued after March 31, 2009.

The following tables set forth additional financial information related to the Company’s consolidated financial statements.

Balance Sheet

	At December 31,
Allowance for doubtful accounts	2011	2010	2009
	(in millions)
Predecessor company balance at beginning of 2009			$108
Successor company balance at beginning of period	$89	$—	—
Additions charged to expense (1)	101	89	267
Deductions (2)	(131)	—	(229)
Fresh start accounting adjustments (3)	—	—	(146)
Successor company ending balance	$59	$89	$—

(1)	Includes bad debt expense and sales allowance (recorded as contra revenue).
(2)	Amounts written off as uncollectibles, net of recoveries and sales adjustments.
(3)

In connection with the Company’s adoption of fresh start accounting in 2009, accounts receivable was valued at fair value. Accordingly, the allowance for doubtful accounts was reduced to zero as of December 31, 2009.

	At December 31,
Accounts payable and accrued liabilities	2011	2010
	(in millions)
Accounts payable	$14	$17
Accrued expenses	24	27
Accrued salaries and wages	75	107
Accrued taxes	12	84
Accrued interest	1	1
	$126	$236

Cash Flow

	Successor Company		Predecessor Company
	Years Ended December 31,
	2011	2010	2009
	(in millions)
Cash paid
Income taxes, net of amounts refunded	$143	$(92)	$234
Interest, net	226	278	172

During 2010, the Company received a federal income tax refund of $94 million.

Interest payments on our senior secured term loans were $233 million during 2011, a decrease of $56 million, compared to interest payments of $289 million for 2010. These lower interest payments were the result of principal payments which lowered our senior secured term loans balance.  As a result of our bankruptcy filing in 2009, the Company did not make any scheduled principal or interest payments after March 31, 2009.

Comprehensive Income (Loss)

The following table sets forth the computation of the Company’s total comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009:

	Successor Company		Predecessor Company
	Years Ended December 31,
	2011	2010	2009
	(in millions)
Net income (loss)	$(771)	$(196)	$8,257
Other comprehensive income (loss), net of tax:
Adjustments for pension and post-employment benefits	9	(40)	(67)
Reclassification adjustment associated with cash flow hedge losses realized in net income	—	—	114
Fresh start accounting adjustments	—	—	175
Total comprehensive income (loss)	$(762)	$(236)	$8,479

As of December 31, 2011, the balance in accumulated other comprehensive (loss) includes an unrealized (loss) of $31 million (net of tax of $19 million) related to pension and other post-employment benefits.

As of December 31, 2010, the balance in accumulated other comprehensive (loss) includes an unrealized (loss) of $40 million (net of tax of $24 million) related to pension and other post-employment benefits.

In connection with the Company’s adoption of fresh start accounting in 2009, the losses previously deferred in accumulated other comprehensive (loss) were recognized as reorganization items in the consolidated statement of operations for the year ended December 31, 2009. This resulted in a charge of $175 million (net of tax of $106 million) recorded to the consolidated statement of operations as reorganization items.

Note 5  Property, Plant and Equipment

The following table sets forth the details of the Company’s property, plant and equipment as of December 31, 2011 and 2010:

	At December 31,
	2011	2010
	(in millions)
Land, buildings and building improvements	$42	$42
Leasehold improvements	9	8
Computer and data processing equipment	71	67
Furniture and fixtures	4	2
Other	1	3
Property, plant and equipment	127	122
Less accumulated depreciation	53	28
Total	$74	$94

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $29 million, $29 million and $28 million, respectively.

Note 6  Intangible Assets

Intangible assets are recorded separately from goodwill if they meet certain criteria.

In connection with the Company’s impairment testing of goodwill for the quarter ended September 30, 2011, the Company also tested its finite-lived intangible assets for impairment on an undiscounted future cash flow basis, and determined these assets were not impaired.  The Company’s indefinite-lived intangible assets were also not impaired.

Additionally, the Company evaluated its intangible assets based on current economic and business indicators and determined they were not impaired as of December 31, 2011.

The following table sets forth the details of the Company’s intangible assets as of December 31, 2011 and 2010:

	At December 31, 2011			At December 31, 2010
	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Less: Accumulated Amortization	Net Carrying Amount
	(in millions)
Client relationships	$497	$199	$298	$497	$100	$397
Internal use software	101	73	28	99	46	53
Patented technologies	34	23	11	34	11	23
Marketing-related intangibles	8	—	8	8	—	8
Total intangible assets	$640	$295	$345	$638	$157	$481

Amortization expense for intangible assets for the years ended December 31, 2011, 2010 and 2009 was $143 million, $157 million and $40 million, respectively.

Amortization expense for capitalized internal use software for the years ended December 31, 2011, 2010 and 2009 was $32 million, $46 million and $40 million, respectively, which is included in the amortization expense above.

Amortization expense is estimated to be $130 million in 2012, $106 million in 2013 and $100 million in 2014 for the intangible assets as of December 31, 2011.

Note 7  Debt Obligations

The following table sets forth the Company’s outstanding debt obligations as of December 31, 2011 and 2010:

			At December 31,
	Interest Rates	Maturity	2011	2010
			(in millions)
Senior secured term loans	ABR + 7.00%	2015	$1,745	$2,171
Less current maturities of long-term debt			4	—
Long-term debt			$1,741	$2,171

On December 31, 2009, the Company emerged from bankruptcy and entered into the Loan Agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans, which were issued on December 31, 2009 in partial satisfaction of the amounts outstanding under the Company’s pre-petition senior secured credit facilities. The administrative agent and such financial institutions were the administrative agent and the lenders under the Company’s pre-petition senior secured credit facility.

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

All of the Company’s present and future domestic subsidiaries (other than certain insignificant subsidiaries) are guarantors under the Loan Agreement, as amended.  In addition, the obligations under the Loan Agreement, as amended, are secured by a lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets, including a mortgage on certain real property.

Loan Agreement Amendments

On December 13, 2010, the Company entered into the First Amendment to the Loan Agreement. The terms of the First Amendment allowed a one-time repurchase and retirement of debt below par.  Pursuant to the First Amendment, on December 23, 2010, the Company paid $185 million to prepay senior secured term loans of $264 million at 70% of par.

On November 8, 2011, the Company entered into the Second Amendment to the Loan Agreement. The terms of the Second Amendment allow the Company, effective upon the execution of the amendment and until January 1, 2014, to repurchase and retire debt below par, subject to certain other requirements.

On December 7, 2011, the Company commenced an offer to make prepayments of senior secured term loans at a rate of 43% to 50% of par, under the terms and conditions of the Loan Agreement, as amended. The offer expired on December 13, 2011. On December 14, 2011, the Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.

Debt Covenants

The Loan Agreement, as amended, requires the Company to meet minimum financial requirements, including that the Company maintain a consolidated leverage ratio, defined as total debt divided by earnings before interest, taxes, depreciation, amortization and other allowed Loan Agreement, as amended, adjustments, as of the last day of each fiscal quarter, not to exceed 7.5 to 1.0 beginning January 1, 2011, and that the Company maintain an interest coverage ratio, defined as earnings before interest, taxes, depreciation, amortization and other allowed Loan Agreement, as amended, adjustments divided by cash interest paid, at the end of each fiscal quarter, of at least 1.1 to 1.0 beginning January 1, 2011.  The Loan Agreement, as amended, also includes covenants that restrict the Company’s and its restricted subsidiaries’ ability to incur additional debt, pay dividends and other distributions, create liens, merge, liquidate or consolidate, make investments and acquisitions, sell assets, enter into sale and leaseback transactions and swap agreements, and enter into agreements with affiliates.

The Loan Agreement, as amended, contains customary events of default, including without limitation, defaults on payments of the senior secured term loans and all other obligations under the Loan Agreement, as amended, and related loan documents (the “Obligations”), defaults on payments of other material indebtedness, breaches of representations and warranties in any material respect, covenant defaults, events of bankruptcy and insolvency, rendering of material judgments, the occurrence of certain Employee Retirement Income Security Act defaults, failure of any guarantee of the Obligations to be in full force, invalidity of the liens securing the Obligations, change in control of the Company, or material breach of material agreements that has a material adverse effect.

As of December 31, 2011, the Company is in compliance with all of the covenants of its Loan Agreement, as amended.

Maturity and Debt Repayments

The Company has a mandatory debt principal payment due after each fiscal quarter prior to the December 31, 2015 maturity date on the outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement, as amended. The Company has the right to make early payments at par on the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payments.  Additionally, the Company can make below par voluntary prepayments on the senior secured term loans, subject to the terms and conditions of the Second Amendment to the Loan Agreement.

For the year ended December 31, 2011, the Company made cash debt payments of $308 million, which reduced the Company’s debt obligations by $426 million.  On December 14, 2011, the Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.  This transaction resulted in the Company recording a $116 million gain ($118 million gain offset by $2 million in administrative fees associated with the transaction), which was recorded as early extinguishment of debt on the Company’s 2011 consolidated statement of operations. For the year ended December 31, 2011, the Company also made additional debt principal payments, at par, of $191 million.

For the year ended December 31, 2010, the Company made cash debt payments of $500 million, which reduced the Company’s debt obligations by $579 million. On December 23, 2010, the Company paid $185 million to prepay senior secured term loans of $264 million at 70% of par. This transaction resulted in the Company recording a $76 million gain ($79 million gain offset by $3 million in administrative fees associated with the transaction), which was recorded as early extinguishment of debt on the Company’s 2010 consolidated statement of operations. For the year ended December 31, 2010, the Company also made additional debt principal payments, at par, of $315 million.

Note 8  Leasing Arrangements

The Company leases certain facilities and equipment for use in operations under operating leases. Total net rent expense under operating leases for the years ended December 31, 2011, 2010 and 2009 was $25 million, $22 million and $27 million, respectively.

The Company’s aggregate minimum net rental commitments under non-cancelable leases at December 31, 2011, are shown for the periods below:

Years:	Operating Leases
(in millions)
2012	$20
2013	14
2014	9
2015	8
2016	6
Thereafter	11
Total minimum rental commitments	$68

Note 9 Pension and Other Post-Employment Benefit Costs

Current Plans

The Company provides pension and other post-employment benefits (“OPEB”) to many of its employees.  The Company’s pension plans are noncontributory defined benefit pension plans. The pension plans include the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The assets of the two plans are held in a master trust.  We also maintain a non qualified pension plan for certain employees.  The Company’s OPEB includes post-employment health care and life insurance plans for the Company’s retirees and their dependents that are both contributory and noncontributory and include a limit on the Company’s share of cost for recent and future retirees. The measurement date for the Company’s pension and post-employment health care and life insurance plans is December 31.  Pension assets held in trust and recorded on the consolidated balance sheet as of December 31, 2011 are valued in accordance with applicable accounting guidance on fair value measurements.

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

Components of Net Periodic Benefit Expense (Income)

The net periodic benefit expense (income) of the pension plans and post employment health care and life are:

	Pension			Health Care and Life
	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	(in millions)
Service cost	$3	$3	$5	$1	$1	$2
Interest cost	26	28	30	16	15	17
Expected return on assets	(36)	(39)	(43)	—	—	—
Actuarial loss, net	—	—	1	—	—	2
Prior service cost	—	—	2	—	—	(5)
Settlement losses	4	2	12	—	—	—
Net periodic benefit expense (income)	$(3)	$(6)	$7	$17	$16	$16

For the years ended December 31, 2011, 2010 and 2009, the Company recorded pension settlement losses of $4 million, $2 million and $12 million, respectively, related to employees that received lump-sum distributions. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

The following table shows the weighted-average assumptions used for determining net periodic benefit expense (income):

	Pension			Health Care and Life
	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.55%	6.00%	6.75%	5.56%	6.00%	6.75%
Expected return on plan assets	7.50%	7.50%	7.50%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Initial trend rate	—	—	—	8.00%	6.50%	7.00%

	Pension			Health Care and Life
	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Ultimate trend rate	—	—	—	5.00%	5.00%	5.00%
Year attained	—	—	—	2017	2013	2013

The following tables summarize the benefit obligations, plan assets and funded status associated with pension and postretirement health care and life insurance benefit plans for 2011 and 2010:

	Pension		Health Care and Life
	2011	2010	2011	2010
	(in millions)
Change in Benefit Obligations:
At January 1	$523	$501	$297	$283
Service cost	3	3	1	1
Interest cost	26	28	16	15
Actuarial loss, net	60	63	26	22
Benefits paid	(89)	(72)	(24)	(24)
Benefit obligations at December 31	$523	$523	$316	$297

Change in Plan Assets:
At January 1	$530	$544	$—	$—
Actual return on plan assets	133	58	—	—
Benefits paid	(88)	(72)	—	—
Plan assets at December 31	$575	$530	$—	$—

Funded Status at December 31 (plan assets less benefit obligations)	$52	$7	$(316)	$(297)

The accumulated benefit obligation for all defined benefit pension plans was $519 million and $521 million as of December 31, 2011 and 2010, respectively.

Payments made out of plan assets exclude non qualified pension plan payments of $1 million and less than $1 million for the years ended December 31, 2011, and 2010, respectively.

The following table reflects the amounts recognized in the consolidated balance sheets at December 31:

	Pension		Health Care and Life
	2011	2010	2011	2010
	(in millions)
Non-current assets	$75	$42	$—	$—
Current liabilities	—	—	(24)	(23)
Non-current liabilities	(23)	(35)	(292)	(274)
Net asset/(liability) at December 31	$52	$7	$(316)	$(297)

The net actuarial losses recognized in accumulated other comprehensive loss (pre-tax) are as follows:

	Pension		Health Care and Life
	2011	2010	2011	2010
	(in millions)
Actuarial loss, net	$2	$42	$48	$22

The estimated actuarial loss for the post-employment benefits plan that will be amortized from accumulated other comprehensive (loss) into net periodic benefit cost over the next fiscal year is $2 million.

The following table shows the weighted-average assumptions used for determining the benefit obligations at December 31:

	Pension		Health Care and Life
	2011	2010	2011	2010
Discount rate	4.80%	5.55%	4.81%	5.56%
Rate of compensation increase	3.50%	4.00%	4.00%	4.00%
Initial trend rate	—	—	7.50%	8.00%
Ultimate trend rate	—	—	5.00%	5.00%
Year attained	—	—	2017	2017

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

Health Care Trend Impact — One Percentage Point:

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	Increase	Decrease
	(in millions)
Effect on total service and interest cost for 2011	$1	$(1)
Effect on December 31, 2011, postretirement benefit obligation	24	(20)

Cash Flows

During 2011, the Company did not make any contributions to our pension plans.  In 2012, it is anticipated that the Company will make a contribution of approximately $10 million to our qualified collectively bargained pension plan.

Identified below are amounts associated with the pension plans that have an accumulated benefit obligation greater than plan assets as of December 31:

	2011	2010
	(in millions)
Accumulated benefit obligation	$198	$190
Projected benefit obligation	201	192
Plan assets	178	158

The table below sets forth the expected future benefit payments:

	Pension	Healthcare and Life
	(in millions)
2012	$40	$24
2013	38	24
2014	38	24
2015	37	24
2016	37	23
2017 to 2021	172	107

Pension Plan Assets

The Company’s pension plan portfolio is continuously reviewed and the asset allocation revised to optimize returns and to address the liquidity needs of our pension liability.  The changes from year to year in the fair value of each asset type reflects the rebalancing of our asset portfolio and the returns on each asset type. We believe using the return potential of a diversified hedge fund portfolio minimizes the net funding risk of our pension liabilities.

The fair values of the Company’s pension plan assets as of December 31, 2011 by asset category are as follows:

	Total	Level 1 (quoted prices in active markets)	Level 2 (significant observable input)	Level 3 (significant unobservable inputs)
	(in millions)
Cash and cash equivalents	$3	$3	$—	$—
Interest rate swaps, net	19	—	19	—
Fixed income securities
U.S. treasuries	274	—	274	—
Corporate bonds	15	—	15	—
Hedge funds
Directional	102	—	—	102
Relative value	112	—	—	112
Event driven	29	—	—	29
Other	21	—	—	21
Total	$575	$3	$308	$264

The fair values of the Company’s pension plan assets as of December 31, 2010 by asset category are as follows:

	Total	Level 1 (quoted prices in active markets)	Level 2 (significant observable input)	Level 3 (significant unobservable inputs)
	(in millions)
Cash and cash equivalents	$7	$7	$—	$—
Interest rate swaps, net	24	—	24	—
Fixed income securities
U.S. treasuries	136	—	136	—
Corporate bonds	62	—	62	—
Municipalities and other	13	—	13	—
Hedge funds
Directional	141	—	—	141
Relative value	80	—	—	80
Event driven	46	—	—	46
Other	21	—	—	21
Total	$530	$7	$235	$288

The Company previously classified U.S. treasuries, corporate and municipality bonds as Level 1 investments. The Company has determined that these investments are based on observable inputs and therefore should be categorized as Level 2 investments. Accordingly, for prior periods these investments have been properly presented as Level 2. The reclassification of these investments had no impact on their fair value.

The Company uses net asset value (the “NAV”) to determine the fair value of all the underlying investments which do not have a readily determinable value, and either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. As of December 31, 2011, the Company used NAV to value its hedge fund investments (Level 3 investments). These Level 3 investments do not have readily available market values.  These estimated fair values may differ significantly from the values that would have been used had a ready market for these investments existed. The Company has no unfunded commitments to these investments. For hedge funds, the Company has redemption rights with respect to its investments that range up to three years.

The following table summarizes the change in fair value of Level 3 investments:

Hedge Fund Portfolio
(in millions)
Beginning Balance at January 1, 2010	$286
Return on plan assets	20
Purchases and sales	(18)
Transfers in and/or out of Level 3	—
Ending Balance as of December 31, 2010	$288
Return on plan assets	5
Purchases and sales	(29)
Transfers in and/or out of Level 3	—
Ending Balance at December 31, 2011	$264

The asset allocation percentages for the pension plans by asset category as of December 31, 2011 and 2010 are as follows:

	2011	2010
Cash and cash equivalents	3.7%	5.7%
Interest rate swaps	0.2	0.2
Fixed income securities	50.2	39.8
Hedge funds	45.9	54.3
Total	100.0%	100.0%

The Company’s pension plan asset portfolio consists of cash and cash equivalents, interest rate swaps, fixed income securities and hedge funds. The interest rate swaps portfolio helps to reduce and/or mitigate interest rate risk. Interest rate swaps are valued by using external pricing sources using quoted inputs on the valuation date, such as specific yield curves and volatility quotes and are presented net of collateral. The fixed income securities portfolio is comprised of investment grade corporate bonds and government bonds/investments that are intended to protect the invested principal while paying out a regular income. Hedge funds use complex investment strategies such as long, short and derivative positions in both domestic and international markets.  The Company’s targeted investment in hedge funds is 45% to 55% and 30% to 40% for investments in fixed income securities.  The remaining assets are invested in interest rate swaps, cash and cash equivalents.

Hedge Fund Investments

Our hedge fund investments are made through limited partnership interests in various hedge funds that employ different trading strategies. Below are the categories and strategies followed by our hedge funds. As of December 31, 2011, no single hedge fund made up more that 2.7% of total pension assets.

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

Expected Rate of Return for Pension Assets

The expected rate of return for the pension assets represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on the plan is developed from the expected future return on each asset class, weighted by the expected allocation of pension assets to that asset class. Historical performance is considered for the types of assets in which the plan invests. Independent market forecasts and economic and capital market considerations are also utilized. We have set an expected rate of return on the plan assets at 7.0% for 2012 compared to 7.5% used in 2011 and 2010. The actual rate of return on assets during 2011 was 28.7% and 11.1% in 2010.

Note 10  Employee Benefits

Savings Plans

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in this plan. Under the plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees. The Company recorded total savings plan expenses for the years ended December 31, 2011, 2010 and 2009 of $8 million, $20 million and $19 million, respectively.  During 2011, the Company reduced its savings plan match benefit to certain eligible employees.

Severance Benefits

The Company maintains ongoing severance plans for both management and non-management employees, which provide benefits to employees that are terminated. The costs for these plans are accounted for under applicable accounting guidance for post-employment benefits. The Company accrues for severance benefits based on the terms of its severance plans. The accruals are also based on the history of actual severances and expectations for future severances.

The following table provides an analysis of the Company’s severance liability.  The 2009 beginning balance and activity relates to the Predecessor Company.  All other amounts in the table relate to the Successor Company.

Year	Beginning Balance at January 1	Charged to Expense	Payments	Ending Balance at December 31
	(in millions)
2011	$10	13	(19)	$4
2010	$7	11	(8)	$10
2009	$7	10	(10)	$7

The above table includes activity associated with the Company’s restructuring charge. For additional information related to restructuring activities, see Note 11.

The 2010 expense includes severance benefits costs of $5 million associated with the termination of certain executives, including our former chief executive officer, which were paid in 2011 and 2010.

Note 11  Restructuring

In the second quarter of 2008, the Company began implementing strategic and market exit initiatives to improve operational efficiencies and reduce total operating expenses.  During the years ended December 31, 2010 and 2009 the Company recorded $4 million and $25 million, respectively, of restructuring charges associated with its strategic and market exit initiatives, including the pre-petition capital restructuring initiative. These charges included severance and benefit costs which provided termination benefits for approximately 660 and 530 employees in 2010 and 2009, respectively.  The Company did not incur any restructuring charges in 2011.

The following table sets forth the restructuring costs that are included in the Company’s general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009:

	Successor Company	Predecessor Company
	Years Ended December 31,
	2010	2009
	(in millions)
Severance pay and benefits	$6	$10
Capital restructuring - pre-petition	(3)	10
Facilities charges	1	3
Other	—	2
Total restructuring expense	$4	$25

The following table sets forth the balance of the Company’s restructuring accrual as of December 31, 2011 and details the changes in the accrued liability in 2011:

	Successor Company
	Beginning Balance at January 1, 2011	Restructuring Expense	(Payments)	Ending Balance at December 31, 2011
	(in millions)
Severance pay and benefits	$3	$—	$(3)	$—
Total	$3	$—	$(3)	$—

The following table sets forth the balance of the Company’s restructuring accrual as of December 31, 2010 and details the changes in the accrued liability in 2010:

	Successor Company
	Beginning Balance at January 1, 2010	Restructuring Expense	Refund (Payments)	Ending Balance at December 31, 2010
	(in millions)
Severance pay and benefits	$4	$6	$(7)	$3
Capital restructuring — pre-petition	—	(3)	3	—
Facilities charges	—	1	(1)	—
Total	$4	$4	$(5)	$3

The following table sets forth the balance of the Company’s restructuring accrual as of December 31, 2009 and details the changes in the accrued liability in 2009:

	Predecessor Company			Successor Company
	Beginning Balance at January 1, 2009	Restructuring Expense	(Payments)	Ending Balance at December 31, 2009
	(in millions)
Severance pay and benefits	$3	$10	$(9)	$4
Capital restructuring — pre-petition	—	10	(10)	—
Facilities charges	—	3	(3)	—
Other	—	2	(2)	—
Total	$3	$25	$(24)	$4

Note 12  Stock-Based Compensation

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

Upon emergence from bankruptcy, all Predecessor Company stock-based compensation plans were canceled.

Restricted Stock

The 2009 Plan provides for grants of restricted stock.  These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation. The fair value of the restricted stock awards was determined based on the price of SuperMedia common stock on the date of grant.

During 2010, certain employees were granted restricted stock awards that vest over three years in equal installments on the first, second and third anniversaries of the grant date.  All unvested shares of restricted stock will immediately terminate upon the employee’s termination of employment with the Company for any reason on or before the third anniversary date of the award, except that the Compensation Committee of the Board of Directors, at its sole option and election, may permit the unvested shares not to terminate if the employee is terminated without cause.  If a change in control occurs on or before the third anniversary of the grant date, all unvested shares of restricted stock will immediately vest.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

During 2010, grants of 79,000 shares of restricted stock provided to the Company’s former chief executive officer were not subject to the above restrictions and vested as a result of his resignation.  The remaining shares granted to the former chief executive officer and certain other executives were subject to the above restriction and were forfeited as a result of their terminations.

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

A portion of the cost related to these restricted stock awards was included in the Company’s compensation expense for the years ended December 31, 2011 and 2010.

Changes in the Company’s outstanding restricted stock awards were as follows:

	Restricted Stock Awards	Weighted- Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2010	—	$—
Granted	666,483	30.88
Vested	(93,912)	37.54
Forfeitures	(144,704)	37.98
Outstanding restricted stock at December 31, 2010	427,867	$27.01
Granted	63,488	8.82
Vested	(139,322)	26.83
Forfeitures	(42,364)	37.63
Outstanding restricted stock at December 31, 2011	309,669	$21.91

Restricted Stock Units

The 2009 Plan provides for grants of restricted stock units (“RSUs”) that can be settled in cash, shares of SuperMedia common stock or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2010, certain non-management directors were granted RSU awards that vest over three years in equal installments of one-third on the first, second and third anniversaries of the grant date. If a director ceases to be a member of the board of directors of the Company on or before the third anniversary date of the award, the RSUs will vest on a prorated basis by dividing the number of days commencing on the anniversary vesting date or date of award, as applicable, and ending on the date of separation from service by, (i) 1,095 days if the date of separation from service occurs prior to the first anniversary date of the award, (ii) 730 days if the date of separation from service occurs after the first anniversary date of the award but before the second anniversary date of the award, and (iii) 365 days if the date of separation from service occurs after the second anniversary date of the award but before the third anniversary date of the award, and the number of RSUs remaining will immediately terminate. If a change in control occurs on or before the third anniversary date of the award, all unvested shares of restricted stock units will immediately vest.

During 2011, certain employees were granted RSU awards that vest over three years in equal installments of one-third on the first, second and third anniversaries of the grant date. All unvested RSUs will immediately terminate upon the employee’s termination of employment with the Company for any reason on or before the third anniversary date of the award, except that the Compensation Committee of the Board of Directors, at its sole option and election, may permit the unvested RSUs not to terminate if the employee is terminated without cause. If a change in control occurs on or before the third anniversary date of the award, all unvested shares of restricted stock units will immediately vest.

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

A portion of the costs of these restricted stock unit awards was included in the Company’s compensation expense for the years ended December 31, 2011 and 2010.

Changes in the Company’s outstanding restricted stock units were as follows:

	Restricted Stock Units	Weighted- Average Fair Value
Outstanding RSUs at January 1, 2010	—	$—
Granted	12,093	33.09
Dividend equivalents	—	—
Payments	—	—
Forfeitures	—	—
Outstanding RSUs at December 31, 2010	12,093	$33.09
Granted	67,500	7.47
Dividend equivalents	—	—
Payments	—	—
Forfeitures	—	—
Outstanding RSUs at December 31, 2011	79,593	$11.36

Stock Options

The 2009 Plan provides for grants of stock options. These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2010, the Company granted a stock option award that vests over three years in equal installments of one-third on the first, second and third anniversaries of the grant date and has a ten year term from the date of grant.

During 2011, certain employees were granted stock option awards that vest over three years in equal installments of one-third on the first, second and third anniversaries of the grant date and have a ten year term from the date of grant.

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

•  Expected life is calculated based on the average life of the remaining vesting term and the remaining contractual life of each award; and

•  The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

Weighted average option fair values and assumptions for the period specified are disclosed in the following table:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Weighted average fair value of grants	$5.08	$4.19
Dividend yield	0.00%	0.00%
Volatility	63.81%	61.24%
Risk-free interest rate	2.54%	2.31%
Expected life (in years)	6.00	6.00

A portion of the cost related to these stock option awards was included in the Company’s compensation expense for the years ended December 31, 2011 and 2010.

Changes in the Company’s outstanding stock option awards were as follows:

	Number of Stock Option Awards	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)
Outstanding stock option awards at January 1, 2010	—	$—	—	$—
Granted	150,000	7.25	10.00	0.00
Exercises	—	—	—	—
Forfeitures/expirations	—	—	—	—
Outstanding stock option awards at December 31, 2010	150,000	$7.25	9.94	$1.46
Granted	215,919	8.50	10.00	0.00
Exercises	—	—	—	—
Forfeitures/expirations	(23,000)	8.82	9.15	0.00
Outstanding stock option awards at December 31, 2011	342,919	$7.93	9.06	$0.00

Stock-Based Compensation Expense

Compensation expense recognized related to stock-based compensation for the years ended December 31, 2011, 2010 and 2009 was $4 million, $6 million and $12 million, respectively. The 2009 amount includes $4 million associated with the cancellation of the Predecessor stock-based compensation awards. Because the cancellation of the awards was not accompanied by a concurrent grant, this represents the entire unrecognized compensation expense.  Stock-based compensation is recorded as part of general and administrative expense on the consolidated statements of operations, except for the $4 million which was recorded as part of reorganization items in 2009 on the accompanying consolidated statement of operations.

As of December 31, 2011, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock and restricted stock unit awards was approximately $5 million and is expected to be recognized over a weighted-average period of approximately 1.5 years.

Note 13 Income Taxes

The components of the Company’s provision (benefit) for income taxes are as follows:

	Successor Company		Predecessor Company
	Years Ended December 31,
	(in millions)
	2011	2010	2009
Current
Federal state and local	$39	$100	$86
State and local	6	18	(35)
	45	118	51
Deferred
Federal state and local	14	(200)	293
State and local	3	(25)	30
	17	(225)	323
Total provision (benefit) for income taxes	$62	$(107)	$374

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Successor Company		Predecessor Company
	Years Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Goodwill impairment	(48.7)	—	—
Cancellation of indebtedness income	5.8	—	(24.6)
Reorganization items	—	—	(6.2)
Permanent differences, net	0.4	2.5	(0.1)
State and local income tax, net of federal tax benefits	(0.8)	1.7	0.3
Changes in tax law	—	(2.5)	—
Tax benefit for changes in uncertain tax positions, net	(0.3)	(0.9)	(0.1)
Other, net	(0.1)	(0.5)	—
Effective income tax rate	(8.7)%	35.3%	4.3%

The significant decrease in the current year effective tax rate is primarily due to the impact of the large non-deductible component of the goodwill impairment charge. The Company could only realize a $6 million tax benefit related to the small deductible component of the goodwill impairment charge. The current year effective tax rate was also impacted by the non-taxable cancellation of indebtedness income (“CODI”) generated with the Company’s below par debt repurchase.  Generally, the discharge of a debt obligation for an amount less than its adjusted issue price creates CODI, which must be included in the Company’s taxable income; however, the Internal Revenue Code allowed the Company to permanently exclude this CODI from taxation.

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

The lower effective tax rate in 2009 was primarily due to CODI and reorganization items. Recognition of CODI is limited for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the Bankruptcy Court or pursuant to a plan of reorganization approved by the Bankruptcy Court.  The Amended Plan enabled the Predecessor to qualify for this bankruptcy exclusion rule and exclude substantially all of the gain on the settlement of debt obligations and derivative liabilities from taxable income.

Deferred Taxes

Deferred taxes arise because of differences in the book and tax basis of certain assets and liabilities. Significant components of deferred income tax assets and liabilities are shown in the following table:

	At December 31,
	2011	2010
	(in millions)
Deferred income tax assets:
Employee benefits	$136	$157
Uncollectible accounts receivable	20	31
Contingent liabilities	10	7
Unrecognized tax benefits	5	4
Professional fees and claims relating to bankruptcy	5	8
Gross deferred income tax assets	176	207
Deferred income tax liabilities:
Fixed assets and intangibles	(142)	(132)
Deferred directory and commission costs	(53)	(71)
Gain on debt retirement	(28)	(28)
Gross deferred income tax liabilities	(223)	(231)
Net deferred income taxes	$(47)	$(24)
Amounts included in consolidated balance sheets, net:
Current deferred tax (liabilities)	$(4)	$(2)
Non-current deferred tax (liabilities)	(43)	(22)
	$(47)	$(24)

No valuation allowance was recorded in 2011 and 2010 because the Company believes that based on all available evidence, it is more likely than not that the gross deferred tax assets will be realized.

The Company files its income tax returns with federal and various state jurisdictions within the United States. As a result of the Predecessor Company bankruptcy proceedings, the Company is no longer subject to federal, state and local assessments by tax authorities for years before 2009.  The Internal Revenue Service has completed its audit of the 2009 federal income tax return with no findings or assessments and has not opened an audit for 2010.  The Company does not have any other significant state or local examinations in process.

Unrecognized Tax Benefits

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns. The following table shows changes to unrecognized tax benefits in 2011 and 2010:

	2011	2010
	(in millions)
Unrecognized tax benefits at January 1	$37	$33
Gross increases — tax positions in prior period	2	8
Gross decreases — tax positions in prior period	—	(4)
Gross increases — tax positions in current period	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits at December 31	$39	$37

The total amount of unrecognized tax benefits including interest accruals, if recognized, would impact the effective tax rate.

The Company recorded interest and penalties related to unrecognized tax benefits as part of provision (benefit) for income taxes on the Company’s consolidated statements of operations. During the tax years 2011, 2010 and 2009, the Company recognized approximately $1 million, $1 million and ($12) million in interest, respectively. Unrecognized tax benefits included $2 million and $1 million of accrued interest at December 31, 2011 and 2010, respectively.

SuperMedia does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during 2012.

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

On November 25, 2009, three former Bell retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon employee benefits committee and pension plans and the Company employee benefits committee (the “EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the

Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act (“ERISA”); that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the Court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company’s EBC relating to the production of documents and statutory penalties for failure to produce same.  The only claims remaining against the Company are procedural ERISA claims against the Company’s EBC.  On November 1, 2010, the Company’s EBC filed its answer to the complaint.  On November 4, 2010, the Company’s EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC.  Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the Court, the Plaintiffs filed another amendment to the complaint, alleging a new count against the Company’s EBC.  The Company’s EBC filed another motion to dismiss the amended complaint and have filed a summary judgment motion before the deadline set by the scheduling order.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On December 10, 2009, a former employee with a history of litigation against the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company’s EBC.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  On March 16, 2011, the Court granted the Company defendants’ motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint.  The Company defendants have filed a motion to dismiss the new complaint. The briefing on the motion is complete and the Company awaits the order of the court.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 15, 2010, a group of publishers, including the Company, led by the Local Search Association (formerly the Yellow Pages Association), (the “Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging Ordinance 123427 enacted by the City of Seattle requiring the Publishers of yellow pages directories distributed in the City of Seattle to obtain a license from the City, and pay a tax to distribute the directory publications and permitting all the potential recipients of the yellow pages to opt out of receiving the directory using a common City-sanctioned opt out registry (the “Ordinance”).  The suit challenged the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution, and violating the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to stop the operation of the Ordinance before the first publication of the Dex Seattle directory.  After no order was forthcoming from the Court, the Publishers filed a motion for temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 13, 2011, the Publishers filed a motion with the United States Court of Appeals for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the Court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, an oral argument was made in front of a 9th Circuit appellate panel.  Meanwhile, on September 16, 2011, the district court granted the City’s summary judgment motion and denied the Publishers’ summary judgment motion ruling that the Ordinance did not violate the First Amendment. This final order gave the Publishers the opportunity to file a consolidated appeal to the 9th Circuit, which has been fully briefed.  The Company awaits the order of the court.

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

On July 1, 2011, several former employees filed a Fair Labor Standards Act (FLSA) collective action against the Company, all its subsidiaries, the current chief executive officer and the former chief executive officer in the US District Court, Northern District of

Texas, Dallas Division.  The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees.  On July 29, 2011, the Company filed a motion to dismiss the complaint.  In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime.  Subsequently, the Company amended its motion to dismiss in light of the new allegations.  On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice.  The Company responded, the matter is fully briefed and the Company awaits the order of the court.

Note 15  Quarterly Financial Information (Unaudited)

The following table sets forth the Company’s quarterly results of operations for the years ended December 31, 2011 and 2010:

Quarter Ended	Operating Revenue	Operating Income (Loss)	Net Income (Loss)	Earnings (Loss) per Share(1)
	(in millions, except per share amounts)
2011
March 31	$438	$103	$30	$1.91
June 30	421	106	29	1.89
September 30 (2)	399	(897)	(968)	(63.97)
December 31(3)	384	92	138	8.86
2010
March 31	$154	$(144)	$(143)	$(9.56)
June 30 (4)	247	(61)	(83)	(5.55)
September 30 (4)	349	29	(26)	(1.73)
December 31 (3)	426	80	56	3.67

(1)

In the quarters with net income, equity based awards granted caused an immaterial increase in the number of dilutive shares with no material impact to the calculation of diluted earnings per common share. Earnings per share is computed independently for each quarter and the sum of the quarters may not equal the annual amount.

(2)	The quarter ended September 30, 2011 includes a non-cash impairment charge of $1,003 million ($997 million after-tax) associated with the write down of goodwill.
(3)

The quarters ended December 31, 2011 and December 31, 2010 include pre-tax gains of $116 million and $76 million, respectively, related to the early extinguishment of a portion of our senior secured term loans.

(4)

During 2010, the Company reduced operating expenses related to the favorable non-recurring, non-cash resolution of state operating tax claims of $16 million and $24 million in the quarters ended June 30 and September 30, respectively.

With our adoption of fresh start accounting, effective on December 31, 2009, our 2010 results of operations were significantly impacted.  At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero.  As a result, approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) and $213 million of deferred directory costs were not recognized in our 2010 consolidated statement of operations which would have otherwise been recorded.  In addition, our 2010 operating results were significantly impacted by the exclusion of approximately $61 million of bad debt expense due to the exclusion of revenue associated with the implementation of fresh start accounting at December 31, 2009.  These non-cash fresh start adjustments impact only our 2010 consolidated statement of operations and do not affect future years’ results.  Likewise, these non-cash fresh start adjustments did not affect cash flows as client billing and collection activities remained unchanged.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on its assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of internal control over financial reporting, as stated in their report which follows below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SuperMedia Inc.

We have audited SuperMedia Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SuperMedia Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SuperMedia Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SuperMedia Inc. as of December 31, 2011 and 2010 (Successor)  and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2011 and 2010 (Successor) and for the year ended December 31, 2009 (Predecessor) and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 23, 2012

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 with respect to our directors, corporate governance matters and committees of the Board of Directors will be contained in our proxy statement for our 2012 Annual Meeting of Stockholders scheduled to be held on May 23, 2012 (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2011. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading “Corporate Governance — Director Nominations” in the Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial expert, is incorporated by reference from the discussion under the heading “The Board, Its Committees and Its Compensation — Audit Committee” in the Proxy Statement.

The information required by this Item 10 with respect to our executive officers is set forth in “Executive Officers of the Registrant” in Part I of this report.

Information with respect to compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The guidelines and procedures of the Board of Directors are outlined in our Corporate Governance Guidelines. The standing committees of the Board of Directors operate under written charters adopted by the Board of Directors. The Corporate Governance Guidelines and charters for the committees of our Board of Directors are available on our website at www.supermedia.com in the Corporate Governance section and are available in print without charge by contacting our Investor Relations Department at SuperMedia Inc., P.O. Box 619810, 2200 West Airfield Drive, D/FW Airport, Texas 75261, Attention: Investor Relations.

We have a Code of Conduct that applies to all employees, including our principal executive officer, principal financial officer and chief accounting officer. The Code of Conduct is available on our website at www.supermedia.com in the Corporate Governance section and is available in print without charge by contacting our Investor Relations Department. We intend to disclose any amendments to or waivers from our Code of Conduct by posting such information on our website. Our Proxy Statement contains governance disclosures, including information on our Code of Conduct, the Corporate Governance Guidelines, the director nomination process, stockholder director nominations, stockholder communications to the Board of Directors and director attendance at the Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

The information required in this Item 11 will be contained in our Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” “The Board, Its Committees and Its Compensation — Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation”and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

As of December 31, 2011, the Company’s long-term incentive plan was the only equity compensation plan under which securities of the Company were authorized for issuance.

The following table sets forth information as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	—	—	—
Equity compensation plans not approved by stockholders	342,919	$7.93	605,700
Total	342,919	$7.93	605,700

Additional information required in this Item 12 will be contained in our Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Holders” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Review and Approval of Transactions with Related Persons — Certain Relationships and Related Transactions” in the Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading “Corporate Governance — Director Independence” in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required in this Item 14 will be contained in our Proxy Statement under the heading “Independent Public Accountants” and is incorporated herein by reference.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registrant Statement on Form 8-A, filed December 30, 2009)
3.2	Third Amended and Restated By-Laws of the Registrant, dated July 28, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed July 29, 2010)
3.3

First Amendment to Third Amended and Restated By-Laws of the Registrant, dated as of October 4, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed October 8, 2010)

3.4

Certificate of Ownership and Merger of Idearc Name Change Sub Inc., with and into Idearc Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.1

Publishing Agreement, dated November 17, 2006, among Verizon Communications Inc., Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.2

Non-Competition Agreement, dated November 17, 2006, between Verizon Communications Inc. and Idearc Media Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.3

Branding Agreement, dated November 17, 2006, between Verizon Licensing Company and Idearc Media Corp. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.4

Listings License Agreement, dated November 17, 2006, between specified Verizon telephone operating companies and Idearc Media Corp. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.5

Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A, filed November 22, 2006)

10.6

Fourteenth Amendment to Sublease Agreement, dated March 1, 2009, between Idearc Media LLC and Verizon Realty Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.7

Master Outsourcing Services Agreement, dated October 30, 2009, between Idearc Media Services — West Inc. and Tata America International Corporation and Tata Consultancy Services Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 5, 2009)

10.8

Standby Purchase Agreement, dated November 18, 2009, between the Registrant and Paulson & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2009)

10.9

First Amendment to Standby Purchase Agreement, dated December 31, 2009, between the Registrant and Paulson & Co. Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed February 26, 2010)

10.10

Loan Agreement, dated December 31, 2009, among the Registrant, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.11

First Amendment to the Loan Agreement, dated December 13, 2010 between the Registrant and lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s

Current Report on Form 8-K, filed December 15, 2010)
10.12

Second Amendment to the Loan Agreement, dated as of November 8, 2011 between the Registrant and lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 15, 2011)

10.13

Registration Rights Agreement, dated December 31, 2009, between the Registrant and the holders named herein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.14

Litigation Trust Agreement, dated December 31, 2009, by the Registrant for the benefit of the Beneficiaries entitled to the Trust Assets (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)
10.16

Amended and Restated Standstill Agreement, dated January 21, 2010, between the Registrant and Paulson & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010)

10.17*	2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)
10.18*	Summary of 2011 Short Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 24, 2011)
10.19*	Form of Emergence Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 16, 2010)
10.20*	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010)
10.21*	Form of Director Stock-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010)
10.22*	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 1, 2011)
10.23*	Form of Employee Stock-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 1, 2011)
10.24*	Amended and Restated Executive Transition Plan, dated May 26, 2010 (filed herewith)
10.25*

Separation Agreement and Release, executed and delivered October 19, 2010 between the Registrant and Scott W. Klein (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2011)

10.26*

Letter of Resignation to the Board of Directors from Scott W. Klein, executed and delivered October 19, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2011)

10.27*

Employment Agreement, Form of Stock Option Agreement and Form of Restricted Stock Agreement, dated December 9, 2010 between the Registrant and Peter J. McDonald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 10, 2010)

10.28*	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed March 18, 2010)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*                 Management contract, compensatory plan or arrangement

**          These exhibits are furnished herewith.  In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Act of 1934 as amended and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2012.

SUPERMEDIA INC.

By:	/s/ PETER J. MCDONALD
Peter J. McDonald
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2012.

/s/ PETER J. MCDONALD	Chief Executive Officer and Director (Principal Executive Officer)
Peter J. McDonald

/s/ SAMUEL D. JONES	Executive Vice President — Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Samuel D. Jones

/s/ EDWARD J. BAYONE	Director
Edward J. Bayone

/s/ ROBERT C. BLATTBERG	Director
Robert C. Blattberg

/s/ CHARLES B. CARDEN	Director
Charles B. Carden

/s/ ROBIN DOMENICONI	Director
Robin Domeniconi

/s/ THOMAS D. GARDNER	Director
Thomas D. Gardner

/s/ DAVID E. HAWTHORNE	Director
David E. Hawthorne

/s/ THOMAS S. ROGERS	Director
Thomas S. Rogers

/s/ JOHN SLATER	Director
John Slater

/s/ DOUGLAS D. WHEAT	Director
Douglas D. Wheat

EXHIBIT INDEX

Exhibits:
2.1

First Amended Joint Plan of Reorganization of Idearc Inc., et al Debtors, dated December 21, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 24, 2009)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registrant Statement on Form 8-A, filed December 30, 2009)
3.2	Third Amended and Restated By-Laws of the Registrant, dated July 28, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed July 29, 2010)
3.3

First Amendment to Third Amended and Restated By-Laws of the Registrant, dated as of October 4, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed October 8, 2010)

3.4

Certificate of Ownership and Merger of Idearc Name Change Sub Inc., with and into Idearc Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.1

Publishing Agreement, dated November 17, 2006, among Verizon Communications Inc., Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.2

Non-Competition Agreement, dated November 17, 2006, between Verizon Communications Inc. and Idearc Media Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.3

Branding Agreement, dated November 17, 2006, between Verizon Licensing Company and Idearc Media Corp. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.4

Listings License Agreement, dated November 17, 2006, between specified Verizon telephone operating companies and Idearc Media Corp. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed November 21, 2006)

10.5

Intellectual Property Agreement, dated November 17, 2006, between Verizon Services Corp. and Idearc Media Corp. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A, filed November 22, 2006)

10.6

Fourteenth Amendment to Sublease Agreement, dated March 1, 2009, between Idearc Media LLC and Verizon Realty Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.7

Master Outsourcing Services Agreement, dated October 30, 2009, between Idearc Media Services — West Inc. and Tata America International Corporation and Tata Consultancy Services Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 5, 2009)

10.8

Standby Purchase Agreement, dated November 18, 2009, between the Registrant and Paulson & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2009)

10.9

First Amendment to Standby Purchase Agreement, dated December 31, 2009, between the Registrant and Paulson & Co. Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed February 26, 2010)

10.10

Loan Agreement, dated December 31, 2009, among the Registrant, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.11

First Amendment to the Loan Agreement, dated December 13, 2010 between the Registrant and lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 15, 2010)

10.12

Second Amendment to the Loan Agreement, dated as of November 8, 2011 between the Registrant and lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 15, 2011)

10.13

Registration Rights Agreement, dated December 31, 2009, between the Registrant and the holders named herein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.14

Litigation Trust Agreement, dated December 31, 2009, by the Registrant for the benefit of the Beneficiaries entitled to the Trust Assets (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)
10.16

Amended and Restated Standstill Agreement, dated January 21, 2010, between the Registrant and Paulson & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010)

10.17*	2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)
10.18*	Summary of 2011 Short Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 24, 2011)
10.19*	Form of Emergence Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 16, 2010)
10.20*	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s

Current Report on Form 8-K, filed March 18, 2010)
10.21*	Form of Director Stock-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010)
10.22*	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 1, 2011)
10.23*	Form of Employee Stock-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 1, 2011)
10.24*	Amended and Restated Executive Transition Plan, dated May 26, 2010 (filed herewith)
10.25*

Separation Agreement and Release, executed and delivered October 19, 2010 between the Registrant and Scott W. Klein (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2011)

10.26*

Letter of Resignation to the Board of Directors from Scott W. Klein, executed and delivered October 19, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2011)

10.27*

Employment Agreement, Form of Stock Option Agreement and Form of Restricted Stock Agreement, dated December 9, 2010 between the Registrant and Peter J. McDonald (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 10, 2010)

10.28*	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed March 18, 2010)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

* Management contract, compensatory plan or arrangement

**           These exhibits are furnished herewith.  In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Act of 1934 as amended and otherwise are not subject to liability under these sections.