Form 10-Q
period 2012-03-31
SUPERMEDIA INC.
filed 2012-05-09
CIK 1367396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 4, 2012, there were 15,455,994 shares of the Registrant’s common stock outstanding.

			Page No.

Forward-Looking Statements			i

PART I - FINANCIAL INFORMATION

Item	1.	Financial Statements	1

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item	4.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item	1.	Legal Proceedings	20

Item	1A.	Risk Factors	22

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item	3.	Defaults Upon Senior Securities	22

Item	4.	Mine Safety Disclosures	23

Item	5.	Other Information	23

Item	6.	Exhibits	23

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I - FINANCIAL INFORMATION

Item 1.                                   Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in millions, except per share amounts)

Operating Revenue	$363	$438
Operating Expense
Selling	90	116
Cost of sales (exclusive of depreciation and amortization)	86	110
General and administrative	41	65
Depreciation and amortization	40	44
Total Operating Expense	257	335

Operating Income	106	103
Interest expense, net	46	57
Income Before Gain on Early Extinguishment of Debt and Provision for Income Taxes	60	46

Gain on early extinguishment of debt	28	—
Income Before Provision for Income Taxes	88	46

Provision for income taxes	26	16
Net Income	$62	$30

Basic and diluted earnings per common share	$3.92	$1.91
Basic and diluted weighted-average common shares outstanding	15.4	15.1

Comprehensive Income
Net income	$62	$30
Adjustments for pension and post-employment benefits, net of taxes	—	(2)
Total Comprehensive Income	$62	$28

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At March 31,	At December 31,
	2012	2011
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$157	$90
Accounts receivable, net of allowances of $53 and $59	132	147
Accrued taxes receivable	—	27
Deferred directory costs	145	155
Prepaid expenses and other	13	12
Total current assets	447	431
Property, plant and equipment	128	127
Less: accumulated depreciation	60	53
	68	74
Goodwill	704	704
Intangible assets, net	312	345
Pension assets	78	75
Other non-current assets	4	4
Total assets	$1,613	$1,633
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$68	$4
Accounts payable and accrued liabilities	109	126
Deferred revenue	84	82
Deferred tax liabilities	6	4
Other	15	18
Total current liabilities	282	234
Long-term debt	1,613	1,741
Employee benefit obligations	369	364
Non-current deferred tax liabilities	33	43
Unrecognized tax benefits	41	39
Stockholders’ (deficit):
Common stock ($.01 par value; 60 million shares authorized, 15,662,203 and 15,468,740 shares issued and outstanding in 2012 and 2011, respectively)	—	—
Additional paid-in capital	211	210
Retained (deficit)	(905)	(967)
Accumulated other comprehensive (loss)	(31)	(31)
Total stockholders’ (deficit)	(725)	(788)
Total liabilities and stockholders’ (deficit)	$1,613	$1,633

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in millions)
Cash Flows from Operating Activities
Net income	$62	$30
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	40	44
Gain on early extinguishment of debt	(28)	—
Employee retirement benefits	6	4
Deferred income taxes	(8)	(8)
Provision for uncollectible accounts	6	17
Stock-based compensation expense	1	1
Changes in current assets and liabilities:
Accounts receivable and unbilled accounts receivable	8	7
Deferred directory costs	10	10
Other current assets	1	—
Accounts payable and accrued liabilities	8	(111)
Other, net	(1)	—
Net cash provided by (used in) operating activities	105	(6)
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(2)	(3)
Net cash used in investing activities	(2)	(3)
Cash Flows from Financing Activities
Repayment of long-term debt	(35)	—
Other, net	(1)	—
Net cash used in financing activities	(36)	—
Increase (decrease) in cash and cash equivalents	67	(9)
Cash and cash equivalents, beginning of year	90	174
Cash and cash equivalents, end of period	$157	$165

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1

General

SuperMedia Inc., (collectively, “SuperMedia,” “we,” “our,” “us” or the “Company”) is one of the largest yellow pages directory publishers in the United States as measured by revenue.  We also offer digital advertising solutions. We place our clients’ business information into our portfolio of local media solutions, which includes the Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, mobile sites and mobile applications, and our Superpages direct mailers. In addition, we offer solutions for social media, digital content creation management, reputation management and search engine optimization.

We primarily operate as the official publisher in the markets in which Verizon Communications Inc. (“Verizon”) is the incumbent local exchange carrier and in certain markets owned by FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”).  We use their brands on our print directories in these and other specified markets. We have a number of agreements with them that govern our publishing relationships, including publishing agreements, branding agreements, and non-competition agreements, each of which has a term expiring in 2036.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results of operations for the 2012 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends Accounting Standards Codification 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company has adopted the provisions of ASU 2011-04 as required.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amended guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. The Company has adopted the provisions of ASU 2011-05 as required.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 2011-08”), “Testing Goodwill for Impairment,” which amends Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”).  The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The guidance provided in ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. The Company has adopted the provisions of ASU 2011-08 as required.

Note 2

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The effect of potentially dilutive common shares for the three months ended March 31, 2012 was not material.

Certain employees and certain non-management directors have been granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards meet the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At March 31, 2012 and 2011, respectively, there were 372,388 and 386,703 such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends.

The following table sets forth the calculation of the Company’s basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in millions, except per share amounts)
Net income	$62	$30
Less allocation of income to participating unvested restricted stock units	(1)	(1)
Net income available to common stockholders	61	29
Weighted-average common shares outstanding	15.4	15.1
Basic and diluted earnings per share	$3.92	$1.91

Note 3

Additional Financial Information

Consolidated Statements of Comprehensive Income

During the three months ended March 31, 2012, the Company recorded a non-taxable gain of $28 million related to the early extinguishment of a portion of our senior secured term loans at below par.  For additional information related to the Company’s debt obligations, see Note 5.

The following table sets forth the components of the Company’s comprehensive income adjustments for pension and post-employment benefits for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012			2011
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net income			$62			$30
Adjustments for pension and post-employment benefits:
Net actuarial gains (losses) of defined benefit plans	$—	$—	—	$(5)	$2	(3)
Settlement losses included in net income	—	—	—	2	(1)	1
Reclassifications included in net income	1	(1)	—	—	—	—
Adjustments for pension and post-employment benefits	$1	$(1)	—	$(3)	$1	(2)
Total other comprehensive income			$62			$28

The following table sets forth the balance of the Company’s accumulated other comprehensive (loss) which represents unrealized losses on defined benefit plans:

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive (loss) – December 31, 2011	$(50)	$19	$(31)
Adjustments to pension and post-employment benefits	1	(1)	—
Accumulated other comprehensive (loss) – March 31, 2012	$(49)	$18	$(31)

Balance Sheet

The following table sets forth additional information on the Company’s accounts payable and accrued liabilities at March 31, 2012 and December 31, 2011:

	At March 31,	At December 31,
	2012	2011
	(in millions)
Accounts payable and accrued liabilities:
Accounts payable	$11	$14
Accrued expenses	24	24
Accrued salaries and wages	55	75
Accrued taxes	18	12
Accrued interest	1	1
Accounts payable and accrued liabilities	$109	$126

Cash Flow

The following table sets forth certain financial information related to cash payments made by the Company during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Income taxes, net of amounts refunded	$—	$75
Interest, net	46	57

Fair Values of Financial Instruments

The Company’s financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds.  The Company’s money market funds of $67 million and $66 million as of March 31, 2012 and December 31, 2011, respectively, have been recorded at fair value using Level 2 inputs.  The Company had $6 million held in certificates of deposit (“CD’s”) at March 31, 2012 and December 31, 2011, that serve as collateral against letters of credit held with our insurance carriers.  These CD’s are classified as prepaid expenses and other on the consolidated balance sheets and are valued using Level 2 inputs. The fair value of the Company’s money market funds and CD’s classified as Level 2 are determined based on observable market data.  The fair values of trade receivables and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined using Level 2 inputs based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value of the Company’s total debt obligations at March 31, 2012 and December 31, 2011:

	At March 31, 2012		At December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Total debt obligations	$1,681	$906	$1,745	$804

Note 4

Intangible Assets

The following table sets forth the details of the Company’s intangible assets as of March 31, 2012 and December 31, 2011:

	At March 31, 2012			At December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Client relationships	$497	$224	$273	$497	$199	$298
Internal use software	102	79	23	101	73	28
Patented technologies	34	26	8	34	23	11
Marketing-related intangibles	8	—	8	8	—	8
Total intangible assets	$641	$329	$312	$640	$295	$345

Amortization expense for intangible assets was $34 million and $37 million for the three months ended March 31, 2012 and 2011, respectively.  These amounts include amortization expense related to capitalized internal-use software of $6 million and $9 million for the three months ended March 31, 2012 and 2011, respectively.

Amortization expense is estimated to be $130 million in 2012, $106 million in 2013, and $101 million in 2014 for the intangible assets as of March 31, 2012.

Note 5

Debt Obligations

The following table sets forth the Company’s outstanding debt obligations on the consolidated balance sheets at March 31, 2012 and December 31, 2011:

	Interest Rates	Maturity	At March 31, 2012	At December 31, 2011
			(in millions)
Senior secured term loans	ABR + 7.00%	2015	$1,681	$1,745
Less current maturities of long-term debt			68	4
Long-term debt			$1,613	$1,741

Senior Secured Term Loan Agreement

On December 31, 2009, the Company emerged from bankruptcy and entered into a loan agreement with certain financial institutions and with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. On December 13, 2010 and November 8, 2011, the loan agreement was amended (the “Loan Agreement”). Under the Loan Agreement, the senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the Alternate Base Rate (“ABR”) plus an Applicable Margin, or (ii) adjusted London Inter-Bank Offered Rate (“LIBOR”) plus an Applicable Margin. The Applicable Margin is 7.0% for loans with interest rates determined by reference to ABR and 8.0% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have a floor interest rate of 4.0% in the case of ABR and 3.0% in the case of LIBOR.  As long as interest rates remain at or below 4.0% for ABR and 3.0% for LIBOR, which is currently the case, our effective interest rate will be 11.0%.

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

On November 8, 2011, the Company entered into the Second Amendment to the Loan Agreement. The terms of the Second Amendment allow the Company, effective upon the execution of the amendment and until January 1, 2014, to repurchase and retire debt below par, subject to certain requirements.

Debt Covenants and Maturities

As of March 31, 2012, the Company is in compliance with all of the covenants of its Loan Agreement.

The Company has a mandatory debt principal payment due after each fiscal quarter prior to the December 31, 2015 maturity date on the outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement.  The Company has the right to make early payments at par on the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to requirements as to size and manner of payments.  Additionally, the Company can make below par voluntary repurchases of the senior secured term loans, subject to the terms and conditions of the Second Amendment to the Loan Agreement.

During the three months ended March 31, 2012, the Company made cash debt payments of $35 million, which reduced the Company’s debt obligations by $64 million.  On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a $28 million non-taxable gain ($29 million gain offset by $1 million in administrative fees), which was recorded as early extinguishment of debt on the Company’s 2012 consolidated statement of comprehensive income. For the three months ended March 31, 2012, the Company also made additional debt principal payments, at par, of $4 million.

Note 6

Employee Benefits

Pension and Other Post-Employment Benefit Costs

The Company provides pension and other post-employment benefits (“OPEB”) to many of its employees.  The Company’s pension plans are noncontributory defined benefit pension plans. The pension plans include the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The assets of the two plans are held in a master trust.  We also maintain nonqualified pension plans for certain employees.  The Company’s OPEB includes post-employment health care and life insurance plans for the Company’s retirees and their dependents, that are both contributory and noncontributory, and includes a limit on the Company’s share of cost for current and future retirees.

Net Periodic Cost

The following table sets forth the benefit costs (income) related to the Company’s pension and post-employment health care and life insurance plans for the three months ended March 31, 2012 and 2011:

	Pension		Health Care and Life
Three Months Ended March 31,	2012	2011	2012	2011
	(in millions)
Service cost	$1	$1	$—	$—
Interest cost	6	7	4	4
Expected return on plan assets	(10)	(10)	—	—
Actuarial loss	—	—	1	—
Settlement loss	—	2	—	—
Net periodic cost (income)	$(3)	$—	$5	$4

The Company recorded a charge of $4 million in the three months ended March 31, 2012 associated with a nonqualified pension benefit for certain employees.  This charge is not included in the net periodic cost table above, as it represents a prior period adjustment.

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

Savings Plans Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and non-tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in the plan.  Under the plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees.  The Company recorded total savings plan expenses of $1 million and $4 million for the three months ended March 31, 2012 and 2011, respectively.

Severance Benefits

During the three months ended March 31, 2012 and 2011, the Company recorded severance expense of $2 million and $7 million, respectively. For the same periods, the Company paid severance benefits of $2 million and $4 million, respectively.

Note 7

Stock-Based Compensation

The 2009 Long-Term Incentive Plan (the “2009 Plan”) provides for several forms of incentive awards to be granted to designated eligible employees, non-management directors, consultants and independent contractors providing services to the Company. The maximum number of shares of SuperMedia common stock authorized for issuance under the 2009 Plan is 1,500,000. During 2010, 2011, and 2012, the Company granted equity awards under the 2009 Plan to certain employees and to certain of our non-management directors.

Restricted Stock

The 2009 Plan provides for grants of restricted stock.  These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation. The fair value of the restricted stock awards was determined based on the price of SuperMedia common stock on the date of grant.

During 2010 and 2012, certain employees were granted restricted stock awards that vest over three years in equal installments on the first, second, and third anniversaries of the grant date.  All unvested shares of restricted stock will immediately terminate upon the employee’s termination of employment with the Company for any reason on or before the third anniversary date of the award, except that the Compensation Committee of the Board of Directors, at its sole option and election, may permit the unvested shares not to terminate if the employee is terminated without cause.  If a change in control occurs on or before the third anniversary of the grant date, all unvested shares of restricted stock will immediately vest.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

During 2010, 2011 and 2012, certain non-management directors were granted restricted stock awards that vest one year after the grant date.  All unvested shares of restricted stock will immediately terminate if a non-management director ceases to be a member of the board of directors of the Company on or before the vesting date.  If a change in control occurs on or before the vesting date, all unvested shares of restricted stock will immediately vest.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

A portion of the cost related to these awards has been included in the Company’s compensation expense for the three months ended March 31, 2012 and March 31, 2011, respectively.

Changes in the Company’s outstanding restricted stock awards were as follows:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2012	309,669	$21.91
Granted	215,400	2.87
Vested	(134,904)	24.31
Forfeitures	(17,777)	19.32
Outstanding restricted stock at March 31, 2012	372,388	$10.16

Restricted Stock Units

The 2009 Plan provides for grants of restricted stock units (“RSUs”) that can be settled in cash, shares of SuperMedia common stock or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2010, certain non-management directors were granted RSU awards that vest over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date. If a director ceases to be a member of the board of directors of the Company on or before the third anniversary date of the award, the RSUs will vest on a prorated basis by dividing the number of days commencing on the anniversary vesting date or date of award, as applicable, and ending on the date of separation from service by, (i) 1,095 days if the date of separation from service occurs prior to the first anniversary date of the award, (ii) 730 days if the date of separation from service occurs after the first anniversary date of the award but before the second anniversary date of the award, and (iii) 365 days if the date of separation from service occurs after the second anniversary date of the award but before the third anniversary date of the award, and the number of RSUs remaining will immediately terminate. If a change in control occurs on or before the third anniversary date of the award, all unvested shares of restricted stock units will immediately vest.  The restricted stock units settle upon a director’s departure from the board in good standing.

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

A portion of the cost related to these awards has been included in the Company’s compensation expense for the three months ended March 31, 2012 and March 31, 2011, respectively.

Changes in the Company’s outstanding restricted stock unit awards were as follows:

	Restricted Stock Unit Awards	Weighted- Average Fair Value
Outstanding RSUs at January 1, 2012	79,593	$11.36
Granted	—	—
Dividend equivalents	—	—
Payments	(22,500)	7.47
Forfeitures	—	—
Outstanding RSUs at March 31, 2012	57,093	$12.90

Stock Options

The 2009 Plan provides for grants of stock options. These awards are classified as equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2010 and 2011, certain employees were granted stock option awards that vest over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date and have a ten year term from the date of grant.

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

A portion of the cost related to these awards has been included in the Company’s compensation expense for the three months ended March 31, 2012 and March 31, 2011, respectively.

Changes in the Company’s outstanding stock option awards were as follows:

	Number of Stock Option Awards	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)
Outstanding stock option awards at January 1, 2012	342,919	$7.93	9.06	$0.00
Granted	—	—	—	—
Exercises	—	—	—	—
Forfeitures/expirations	(8,654)	8.82	8.90	0.00
Outstanding stock option awards at March 31, 2012	334,265	$7.91	8.81	$0.00

Stock-Based Compensation Expense

The compensation expense recognized for the three months ended March 31, 2012 and 2011, related to stock-based compensation was $1 million in each period.  These costs were recorded as part of general and administrative expenses on the consolidated statements of comprehensive income.

As of March 31, 2012, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock and restricted stock unit awards was approximately $5 million and is expected to be recognized over a weighted-average period of approximately 1.4 years.

Note 8

Income Taxes

Income taxes for the three months ended March 31, 2012 and 2011 have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense and the tax effect of other one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 29% for 2012 which includes an estimated rate reduction for non-taxable cancellation of indebtedness income (“CODI”) related to the Company’s below par debt repurchases. Generally, the discharge of a debt obligation for an amount less than its adjusted issue price creates CODI, which must be included in the Company’s taxable income; however, provisions of the Internal Revenue Code will allow the Company to permanently exclude this CODI from taxation.  Without this non-taxable CODI, our anticipated effective tax rate would approximate 37% for 2012. Our estimated effective tax rate for 2012 may be subject to changes in future periods. The full year effective tax rate for 2011 was (8.7%) primarily due to the impact of the large non-deductible component of a goodwill impairment charge.  The full year effective tax rate for 2011 was also impacted by the non-taxable CODI generated by a below par debt repurchase in 2011.

Note 9

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below will have a material adverse effect on its statement of comprehensive income.

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

On November 25, 2009, three former Bell retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon employee benefits committee and pension plans and the Company employee benefits committee (the “EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act (“ERISA”); that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the Court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company’s EBC relating to the production of documents and statutory penalties for failure to produce same.  The only claims remaining against the Company are procedural ERISA claims against the Company’s EBC.  On November 1, 2010, the Company’s EBC filed its answer to the complaint.  On November 4, 2010, the Company’s EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC.  Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the Court, the Plaintiffs filed another amendment to the complaint, alleging a new count against the Company’s EBC.  The Company’s EBC filed another motion to dismiss the amended complaint and have filed a summary judgment motion before the deadline set by the scheduling order.  On March 26, 2012, the Court denied the Company’s EBC’s motion to dismiss. The parties’ summary judgments remain pending. The Company plans to honor its indemnification obligations and defend the lawsuit on the defendants’ behalf.

On December 10, 2009, a former employee with a history of litigation against the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company’s EBC.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  On March 16, 2011, the Court granted the Company defendants’ motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint.  The Company defendants have filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the Company defendants’ second motion dismissing the case with prejudice.  The plaintiffs have filed a notice of their intent to appeal the dismissal.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 15, 2010, a group of publishers including the Company led by the Local Search Association (formerly the Yellow Pages Association), (the “Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging Ordinance 123427 enacted by the City of Seattle requiring the Publishers of yellow pages directories distributed in the City of Seattle to obtain a license from the City, and pay a tax to distribute the directory publications and permitting all the potential recipients of the yellow pages to opt out of receiving the directory using a common City-sanctioned opt out registry, (the “Ordinance”).   The suit challenged the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution, and violating the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to stop the operation of the Ordinance before the first publication of the Dex Seattle directory.  After no order was forthcoming from the Court, the Publishers filed a motion for temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 13, 2011, the Publishers filed a motion with the United States Court of Appeals for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the Court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, an oral argument was made in front of a 9th Circuit appellate panel.  Meanwhile, on September 16, 2011, the district court granted the City’s summary judgment motion and denied the Publishers’ summary judgment motion ruling that the Ordinance did not violate the First Amendment. This final order gave the Publishers the opportunity to file a full consolidated appeal to the 9th Circuit, which has been fully briefed and argued.  We await the order of the court.

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

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against the Company, all its subsidiaries, the current chief executive officer and the former chief executive officer in the US District Court, Northern District of Texas, Dallas Division.  The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees.  On July 29, 2011, the Company filed a motion to dismiss the complaint.  In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime.  Subsequently, the Company amended its motion to dismiss in light of the new allegations.  On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice.  On March 29, 2012, the Court denied the Company’s motion to dismiss and granted the plaintiffs’ motion to conditionally certify the class.  The Company has filed a motion seeking permission to file an interlocutory appeal of the order.

Item 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

SuperMedia Inc., (collectively, “SuperMedia,” “we,” “our,” “us” or the “Company”) is one of the largest yellow pages directory publishers in the United States as measured by revenue.  We also offer digital advertising solutions. We place our clients’ business information into our portfolio of local media solutions, which includes the Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, mobile sites and mobile applications, and our Superpages direct mailers. In addition, we offer solutions for social media, digital content creation management, reputation management and search engine optimization.

We primarily operate as the official publisher in the markets in which Verizon Communications Inc. (“Verizon”) is the incumbent local exchange carrier and in certain markets owned by FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”).  We use their brands on our print directories in these and other specified markets. We have a number of agreements with them that govern our publishing relationships, including publishing agreements, branding agreements, and non-competition agreements, each of which has a term expiring in 2036.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results of operations for the entire 2012 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

Advertising Sales and Revenue

We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy. For the three months ended March 31, 2012, net advertising sales declined 17.4% compared to the same period in 2011. For the three months ended March 31, 2011, net advertising sales declined 17.3% compared to the same period in 2010. If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues.

Advertising sales for the three months ended March 31, 2011 include negative adjustments of $9 million related to the financial distress and operational wind down of a single certified marketing representative in our third-party national sales channel.  Excluding this impact, advertising sales for the three months ended March 31, 2012 would have reflected a decline of 19.3%, compared to a decline of 15.4% for the three months ended March 31, 2011.  As of June 2011, these accounts have been transitioned to other certified marketing representative firms.

To mitigate the effect of declining advertising sales and revenues, we continue to actively manage expenses and streamline operations to reduce our cost structure.

Results of Operations

The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Our operating results for any quarter may not be indicative of our operating results in any future period.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth our consolidated operating results for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31,	2012	2011	Change	% Change
	(in millions, except %)
Operating Revenue	$363	$438	$(75)	(17.1)%
Operating Expense
Selling	90	116	(26)	(22.4)
Cost of sales (exclusive of depreciation and amortization)	86	110	(24)	(21.8)
General and administrative	41	65	(24)	(36.9)
Depreciation and amortization	40	44	(4)	(9.1)
Total Operating Expense	257	335	(78)	(23.3)

Operating Income	106	103	3	2.9
Interest expense, net	46	57	(11)	(19.3)
Income Before Gain on Early Extinguishment of Debt and Provision for Income Taxes	60	46	14	30.4
Gain on early extinguishment of debt	28	—	28	NM
Income Before Provision for Income Taxes	88	46	42	91.3
Provision for income taxes	26	16	10	62.5
Net Income	$62	$30	$32	106.7

Operating Revenue

Operating revenue of $363 million in the three months ended March 31, 2012 decreased $75 million, or 17.1%, compared to $438 million in the three months ended March 31, 2011. This decrease was primarily due to reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy.

Operating Expense

Operating expense of $257 million in the three months ended March 31, 2012 decreased $78 million, or 23.3%, compared to $335 million in the three months ended March 31, 2011, for the reasons described below.

Selling. Selling expense of $90 million in the three months ended March 31, 2012 decreased $26 million, or 22.4%, compared to $116 million in the three months ended March 31, 2011. This decrease resulted primarily from lower employee related costs, lower sales commissions and reduced advertising costs associated with our national advertising program.

Cost of Sales. Cost of sales expense of $86 million in the three months ended March 31, 2012 decreased $24 million, or 21.8%, compared to $110 million in the three months ended March 31, 2011. This decrease was primarily due to lower printing and distribution costs, reduced Internet traffic costs and reduced employee related costs.

General and Administrative. General and administrative expense of $41 million in the three months ended March 31, 2012 decreased $24 million, or 36.9%, compared to $65 million in the three months ended March 31, 2011.  The decrease was primarily due to lower bad debt expense, reduced employee related costs, lower severance costs, lower contract services costs and settlement losses recorded in 2011 associated with our pension plans.  These decreases were partially offset by a charge of $4 million associated with a nonqualified pension benefit for certain employees.  Bad debt expense of $6 million in the three months ended March 31, 2012 decreased by $11 million, or 64.7%, compared to $17 million in the three months ended March 31, 2011.  Bad debt expense as a percent of total operating revenue was 1.7% for the three months ended March 31, 2012, compared to 3.9% for the three months ended March 31, 2011.

Depreciation and Amortization. Depreciation and amortization expense of $40 million in the three months ended March 31, 2012 decreased $4 million, or 9.1%, compared to $44 million in the three months ended March 31, 2011.  This decrease was primarily due to lower amortization expense associated with capitalized internal use software.

Interest Expense

Interest expense, net of interest income, of $46 million in the three months ended March 31, 2012 decreased $11 million, or 19.3%, compared to $57 million in the three months ended March 31, 2011 due to lower outstanding debt obligations.

Gain on Early Extinguishment of Debt

The Company recorded a non-taxable gain of $28 million related to the early extinguishment of a portion of our senior secured term loans in the three months ended March 31, 2012.  The Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a non-taxable gain of $28 million ($29 million gain offset by $1 million in administrative fees).

Provision for Income Taxes

Provision for income taxes of $26 million in the three months ended March 31, 2012 increased $10 million, compared to $16 million in the three months ended March 31, 2011, primarily due to the impact of the items listed above. Our effective tax rates for the three months ended March 31, 2012 and 2011 were 29.5% and 34.8%, respectively. The results for the three months ended March 31, 2012 and 2011, include the effects of one-time discrete items.  We anticipate our effective tax rate, including interest expense and other one-time discrete items, to approximate 29% for 2012 which includes an estimated rate reduction for non-taxable cancellation of indebtedness income (“CODI”) related to the Company’s below par debt repurchases. Generally, the discharge of a debt obligation for an amount less than its adjusted issue price creates CODI, which must be included in the Company’s taxable income; however, provisions of the Internal Revenue Code will allow the Company to permanently exclude this CODI from taxation.  Without this non-taxable CODI, our anticipated effective tax rate would approximate 37% for 2012. Our estimated effective tax rate for 2012 may be subject to changes in future periods. The full year effective tax rate for 2011 was (8.7%), primarily due to the impact of the large non-deductible component of a goodwill impairment charge.  The full year effective tax rate for 2011 was also impacted by the non-taxable CODI generated by a below par debt repurchase in 2011.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31,	2012	2011	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$105	$(6)	$111
Investing activities	(2)	(3)	1
Financing activities	(36)	—	(36)
Increase (Decrease) In Cash and Cash Equivalents	$67	$(9)	$76

Our primary source of funds continues to be cash generated from operations. In the three months ended March 31, 2012, net cash provided by operating activities was $105 million, compared to net cash used in operating activities of $6 million in the three months ended March 31, 2011.  In the three months ended March 31, 2011, we made tax payments of $75 million (including a federal income tax payment of $72 million related to our 2010 income tax obligations), while income tax payments of less than $1 million were made in the three months ended March 31, 2012. The remaining increase in cash from operating activities was due to reduced expenditures, lower interest payments due to our lower debt obligations, and lower severance payments, partially offset by lower cash collections associated with lower revenues.

Cash used in investing activities of $2 million during the three months ended March 31, 2012 decreased $1 million compared to $3 million during the three months ended March 31, 2011, primarily due to reduced capitalized internal use software expenditures.

Net cash used in financing activities of $36 million during the three months ended March 31, 2012 primarily represents the repayment of debt principal. The Company did not generate positive cash flow for the three months ended March 31, 2011, as defined in the Loan Agreement and, therefore, no debt principal payments were made during that period.

During the three months ended March 31, 2012, the Company made cash debt payments of $35 million, which reduced the Company’s debt obligations by $64 million.  On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a $28 million non-taxable gain ($29 million gain offset by $1 million in administrative fees), which was recorded as early extinguishment of debt on the Company’s 2012 consolidated statement of comprehensive income. For the three months ended March 31, 2012, the Company also made additional debt principal payments, at par, of $4 million.  The Company may make additional below par debt repurchases during 2012.

We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2012.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends Accounting Standards Codification 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company has adopted the provisions of ASU 2011-04 as required.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amended guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. The Company has adopted the provisions of ASU 2011-05 as required.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 2011-08”), “Testing Goodwill for Impairment,” which amends Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”).  The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The guidance provided in ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. The Company has adopted the provisions of ASU 2011-08 as required.

Critical Accounting Policies

There were no material changes to our critical accounting policies and estimates since December 31, 2011. For additional information on critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.

Item 3.                                                   Quantitative and Qualitative Disclosures About Market Risk.

Our exposures to market risk have not changed materially since December 31, 2011. For quantitative and qualitative disclosures about our market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risks” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below will have a material adverse effect on its statement of comprehensive income.

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

On November 25, 2009, three former Bell retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon employee benefits committee and pension plans and the Company employee benefits committee (the “EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act (“ERISA”); that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the Court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company’s EBC relating to the production of documents and statutory penalties for failure to produce same.  The only claims remaining against the Company are procedural ERISA claims against the Company’s EBC.  On November 1, 2010, the Company’s EBC filed its answer to the complaint.  On November 4, 2010, the Company’s EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC.  Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the Court, the Plaintiffs filed another amendment to the complaint, alleging a new count against the Company’s EBC.  The Company’s EBC filed another motion to dismiss the amended complaint and have filed a summary judgment motion before the deadline set by the scheduling order.  On March 26, 2012, the Court denied the Company’s EBC’s motion to dismiss. The parties’ summary judgments remain pending. The Company plans to honor its indemnification obligations and defend the lawsuit on the defendants’ behalf.

On December 10, 2009, a former employee with a history of litigation against the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company’s EBC.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  On March 16, 2011, the Court granted the Company defendants’ motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint.  The Company defendants have filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the Company defendants’ second motion dismissing the case with prejudice.  The plaintiffs have filed a notice of their intent to appeal the dismissal.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 15, 2010, a group of publishers including the Company led by the Local Search Association (formerly the Yellow Pages Association), (the “Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging Ordinance 123427 enacted by the City of Seattle requiring the Publishers of yellow pages directories distributed in the City of Seattle to obtain a license from the City, and pay a tax to distribute the directory publications and permitting all the potential recipients of the yellow pages to opt out of receiving the directory using a common City-sanctioned opt out registry, (the “Ordinance”).   The suit challenged the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution, and violating the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to stop the operation of the Ordinance before the first publication of the Dex Seattle directory.  After no order was forthcoming from the Court, the Publishers filed a motion for temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 13, 2011, the Publishers filed a motion with the United States Court of Appeals for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the Court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, an oral argument was made in front of a 9th Circuit appellate panel.  Meanwhile, on September 16, 2011, the district court granted the City’s summary judgment motion and denied the Publishers’ summary judgment motion ruling that the Ordinance did not violate the First Amendment. This final order gave the

Publishers the opportunity to file a full consolidated appeal to the 9th Circuit, which has been fully briefed and argued.  We await the order of the court.

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

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against the Company, all its subsidiaries, the current chief executive officer and the former chief executive officer in the US District Court, Northern District of Texas, Dallas Division.  The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees.  On July 29, 2011, the Company filed a motion to dismiss the complaint.  In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime.  Subsequently, the Company amended its motion to dismiss in light of the new allegations.  On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice.  On March 29, 2012, the Court denied the Company’s motion to dismiss and granted the plaintiffs’ motion to conditionally certify the class.  The Company has filed a motion seeking permission to file an interlocutory appeal of the order.

Item 1A.                                                Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change, also may materially adversely affect our business, financial condition, operating results or cash flow.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares repurchased from employees during the three months ended March 31, 2012 as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees pursuant to the 2009 Long-Term Incentive Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	—	—	—	—
February 1 – February 29	3,575	$2.87	—	—
March 1 – March 31	23,085	$2.66	—	—
Total	26,660	$2.69	—	—

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

As previously announced on Form 8-K, filed with the SEC on February 22, 2012, on February 15, 2012, the Compensation Committee (the “Committee”) of the Board of Directors of the Company established the performance objectives and other terms of the Company’s 2012 Cash Long-Term Incentive Plan (the “2012 Cash LTI Plan”) pursuant to the Company’s 2009 Long Term Incentive Plan. The 2012 Cash LTI Plan provides for a payment of incentive compensation to each of the Company’s executive officers and to other eligible employees.  Awards made pursuant to the 2012 Cash LTI Plan are evidenced by, and are subject to the terms and provisions of, the 2012 Cash LTI Plan award agreements, a form of which was approved by the Committee on May 4, 2012.

The 2012 Cash LTI Plan comprises a two-year performance period, with each of fiscal years 2012 and 2013 representing one measurement period. The executive’s incentive opportunity for each of 2012 and 2013 will be equal to 50% of the total target incentive opportunity. If, at the end of each measurement period, the Company’s performance against the specified performance metrics results in an award to any participating executive officer, the payment of such award amount shall be deferred until the first calendar quarter of 2014. Following a change in control of the Company, awards made under this plan would be paid out at the maximum award level six months after the change in control, contingent on the participants’ continued employment with the Company (subject to certain exceptions).

The foregoing summary is qualified in its entirety by reference to the text of the form of the 2012 Cash LTI Plan award agreement, a copy of which is included as Exhibit 10.4 to this Quarterly Report on Form 10-Q.  Such exhibit is incorporated herein by reference.

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

10.1	2012 Short Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2012).*
10.2	Executive Retiree Life Insurance Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on April 15, 2012).*
10.3	Summary of Compensatory Arrangements of Directors (filed herewith).*
10.4	Form of Employee Award Agreement pursuant to the SuperMedia Inc. 2012 Cash Long-Term Incentive Plan (filed herewith).*
31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

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

SUPERMEDIA INC.

May 9, 2012	/s/ Peter J. McDonald
Peter J. McDonald Chief Executive Officer (Principal Executive Officer)

May 9, 2012	/s/ Samuel D. Jones
Samuel D. Jones Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2010).
3.2	Third Amended and Restated By-Laws of the Registrant, dated July 28, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed July 29, 2010).
3.3

First Amendment to Third Amended and Restated By-Laws of the Registrant, dated as of October 4, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed October 8, 2010).

10.1	2012 Short Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2012).*
10.2	Executive Retiree Life Insurance Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on April 15, 2012).*
10.3	Summary of Compensatory Arrangements of Directors (filed herewith).*
10.4	Form of Employee Award Agreement pursuant to the SuperMedia Inc. 2012 Cash Long-Term Incentive Plan (filed herewith).*
31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

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