Form 10-Q
period 2012-06-30
SUPERMEDIA INC.
filed 2012-07-27
CIK 1367396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 23, 2012, there were 15,668,058 shares of the Registrant’s common stock outstanding.

			Page No.
Forward-Looking Statements			i
PART I - FINANCIAL INFORMATION
Item	1.	Financial Statements	1
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item	4.	Controls and Procedures	23
PART II — OTHER INFORMATION
Item	1.	Legal Proceedings	24
Item	1A.	Risk Factors	26
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item	3.	Defaults Upon Senior Securities	27
Item	4.	Mine Safety Disclosures	27
Item	5.	Other Information	27
Item	6.	Exhibits	28

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 as updated in the subsequent quarterly report on Form 10-Q.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I- FINANCIAL INFORMATION

Item 1.             Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Operating Revenue	$349	$421	$712	$859
Operating Expense
Selling	88	112	178	228
Cost of sales (exclusive of depreciation and amortization)	84	106	170	216
General and administrative	33	53	74	118
Depreciation and amortization	40	44	80	88
Total Operating Expense	245	315	502	650
Operating Income	104	106	210	209
Interest expense, net	43	57	89	114
Income Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision for Income Taxes	61	49	121	95
Reorganization items	—	(1)	—	(1)
Gains on early extinguishment of debt	23	—	51	—
Income Before Provision for Income Taxes	84	48	172	94
Provision for income taxes	20	19	46	35
Net Income	$64	$29	$126	$59
Basic and diluted earnings per common share	$4.11	$1.89	$8.08	$3.79
Basic and diluted weighted-average common shares outstanding	15.3	15.1	15.3	15.1
Comprehensive Income
Net income	$64	$29	$126	$59
Adjustments for pension and post-employment benefits, net of taxes	173	5	173	3
Total Comprehensive Income	$237	$34	$299	$62

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At June 30,	At December 31,
	2012	2011
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$77	$90
Accounts receivable, net of allowances of $47 and $59	132	147
Accrued taxes receivable	—	27
Deferred directory costs	138	155
Prepaid expenses and other	12	12
Total current assets	359	431
Property, plant and equipment	126	127
Less: accumulated depreciation	63	53
	63	74
Goodwill	704	704
Intangible assets, net	281	345
Pension assets	83	75
Other non-current assets	4	4
Total assets	$1,494	$1,633
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$1	$4
Accounts payable and accrued liabilities	106	126
Deferred revenue	82	82
Deferred tax liabilities	8	4
Other	13	18
Total current liabilities	210	234
Long-term debt	1,510	1,741
Employee benefit obligations	97	364
Non-current deferred tax liabilities	122	43
Unrecognized tax benefits	42	39
Stockholders’ (deficit):
Common stock ($.01 par value; 60 million shares authorized, 15,668,058 and 15,468,740 shares issued and outstanding in 2012 and 2011, respectively)	—	—
Additional paid-in capital	212	210
Retained (deficit)	(841)	(967)
Accumulated other comprehensive income (loss)	142	(31)
Total stockholders’ (deficit)	(487)	(788)
Total liabilities and stockholders’ (deficit)	$1,494	$1,633

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(in millions)
Cash Flows from Operating Activities
Net income	$126	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	80	88
Gains on early extinguishment of debt	(51)	—
Employee retirement benefits	1	9
Deferred income taxes	(20)	(12)
Provision for uncollectible accounts	13	35
Stock-based compensation expense	2	2
Changes in current assets and liabilities:
Accounts receivable and unbilled accounts receivable	2	—
Deferred directory costs	17	16
Other current assets	2	(5)
Accounts payable and accrued liabilities	9	(132)
Other, net	(5)	(11)
Net cash provided by operating activities	176	49
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(6)	(7)
Net cash used in investing activities	(6)	(7)
Cash Flows from Financing Activities
Repayment of long-term debt	(182)	(36)
Other, net	(1)	—
Net cash used in financing activities	(183)	(36)
Increase (decrease) in cash and cash equivalents	(13)	6
Cash and cash equivalents, beginning of year	90	174
Cash and cash equivalents, end of period	$77	$180

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results of operations for the 2012 fiscal year.

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

Note 2

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The effect of potentially dilutive common shares for the three and six months ended June 30, 2012 was not material.

Certain employees and certain non-management directors were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards meet the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At June 30, 2012 and 2011, respectively, there were 376,988 and 381,792 such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends.

The following table sets forth the calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net income	$64	$29	$126	$59
Less allocation of income to participating unvested restricted stock	(1)	(1)	(3)	(2)
Net income available to common stockholders	$63	$28	$123	$57
Basic and diluted weighted-average common shares outstanding	15.3	15.1	15.3	15.1
Basic and diluted earnings per common share	$4.11	$1.89	$8.08	$3.79

Basic and diluted earnings per common share for the six months ended June 30, 2012 includes a correction of a calculation error that was previously reported for the three months ended March 31, 2012.  The corrected basic and diluted earnings per common share for the three months ended March 31, 2012 was $3.97 as opposed to $3.92 previously reported.

Note 3

Additional Financial Information

Consolidated Statements of Comprehensive Income

During the three and six months ended June 30, 2012, the Company recorded non-taxable gains of $23 million and $51 million, respectively, related to the early extinguishment of a portion of our senior secured term loans at below par. For additional information related to the Company’s debt obligations, see Note 5.

Balance Sheet

The following table sets forth additional information on the Company’s accounts payable and accrued liabilities at June 30, 2012 and December 31, 2011:

	At June 30,	At December 31,
	2012	2011
	(in millions)
Accounts payable and accrued liabilities:
Accounts payable	$10	$14
Accrued expenses	23	24
Accrued salaries and wages	55	75
Accrued taxes	17	12
Accrued interest	1	1
Accounts payable and accrued liabilities	$106	$126

On June 25, 2012 the Company recorded a reduction of its post-employment benefits related to certain plan amendments associated with health care and life insurance plans.  This transaction resulted in a $262 million reduction of employee benefit obligations, a related reduction of deferred tax assets of $98 million and an offsetting deferred net gain of $164 million to accumulated other comprehensive income.  For additional information related to the Company’s post-employment benefits, see Note 6.

Comprehensive Income Adjustments

The following tables set forth the components of the Company’s comprehensive income adjustments for pension and post-employment benefits for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012			2011
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net income			$64			$29
Adjustments for pension and post-employment benefits:
Accumulated actuarial gains of defined benefit plans	$14	$(5)	9	$6	$(2)	4
Settlement losses included in net income	—	—	—	1	—	1
Plan amendments for post-employment benefits	262	(98)	164	—	—	—
Reclassifications included in net income	(1)	1	—	—	—	—
Adjustments for pension and post-employment benefits	$275	$(102)	173	$7	$(2)	5
Total other comprehensive income			$237			$34

	Six Months Ended June 30,
	2012			2011
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net income			$126			$59
Adjustments for pension and post-employment benefits:
Accumulated actuarial gains of defined benefit plans	$14	$(5)	9	$1	$—	1
Settlement losses included in net income	—	—	—	3	(1)	2
Plan amendments for post-employment benefits	262	(98)	164	—	—	—
Reclassifications included in net income	—	—	—	—	—	—
Adjustments for pension and post-employment benefits	$276	$(103)	173	$4	$(1)	3
Total other comprehensive income			$299			$62

The following table sets forth the balance of the Company’s accumulated other comprehensive income (loss).

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive (loss) — December 31, 2011	$(50)	$19	$(31)
Adjustment for plan amendments for post-employment benefits	262	(98)	164
Adjustments to pension and post-employment benefits	14	(5)	9
Accumulated other comprehensive income — June 30, 2012	$226	$(84)	$142

Cash Flow

The following table sets forth certain financial information related to cash payments made by the Company during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in millions)
Income taxes, net of amounts refunded	$32	$121
Interest, net	89	114

Fair Values of Financial Instruments

The Company’s financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds.  The Company’s money market funds of $57 million and $66 million as of June 30, 2012 and December 31, 2011, respectively, have been recorded at fair value using Level 2 inputs.  The Company had $5 million and $6 million held in certificates of deposit (“CD’s”) at June 30, 2012 and December 31, 2011, respectively, that serve as collateral against letters of credit held with our insurance carriers.  These CD’s are classified as prepaid expenses and other on the consolidated balance sheets and are valued using Level 2 inputs. The fair value of the Company’s money market funds and CD’s classified as Level 2 are determined based on observable market data.  The fair values of trade receivables and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined using Level 2 inputs based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value of the Company’s total debt obligations at June 30, 2012 and December 31, 2011:

	At June 30, 2012		At December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Total debt obligations	$1,511	$854	$1,745	$804

Note 4

Intangible Assets

The following table sets forth the details of the Company’s intangible assets at June 30, 2012 and December 31, 2011:

	At June 30, 2012			At December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Client relationships	$497	$249	$248	$497	$199	$298
Internal use software	104	85	19	101	73	28
Patented technologies	34	28	6	34	23	11
Marketing-related intangibles	8	—	8	8	—	8
Total intangible assets	$643	$362	$281	$640	$295	$345

Amortization expense for intangible assets was $33 million and $67 million for the three and six months ended June 30, 2012, respectively.  These amounts include amortization expense related to capitalized internal-use software of $6 million and $12 million for the three and six months ended June 30, 2012, respectively.

Amortization expense for intangible assets was $37 million and $74 million for the three and six months ended June 30, 2011, respectively.  These amounts include amortization expense related to capitalized internal-use software of $9 million and $18 million for the three and six months ended June 30, 2011, respectively.

Amortization expense is estimated to be $130 million in 2012, $107 million in 2013 and $102 million in 2014 for the Company’s intangible assets.

Note 5

Debt Obligations

The following table sets forth the Company’s outstanding debt obligations on the consolidated balance sheets at June 30, 2012 and December 31, 2011:

	Interest Rates	Maturity	At June 30, 2012	At December 31, 2011
			(in millions)
Senior secured term loans	ABR + 7.00%	2015	$1,511	$1,745
Less current maturities of long-term debt			1	4
Long-term debt			$1,510	$1,741

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

Debt Covenants and Maturities

As of June 30, 2012, the Company is in compliance with all of the covenants of its Loan Agreement.

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

During the six months ended June 30, 2012, the Company made cash debt payments of $182 million, which reduced the Company’s debt obligations by $234 million.  On May 5, 2012, the Company utilized $33 million in cash to prepay $56 million of the senior secured term loans at a rate of 59% of par.  This transaction resulted in the Company recording a $23 million non-taxable gain ($23 million gain offset by less than $1 million in administrative fees).  On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a $28 million non-taxable gain ($29 million gain offset by $1 million in administrative fees).  These below par payment transactions were recorded as gains on early extinguishment of debt on the Company’s 2012 consolidated statements of comprehensive income.

For the six months ended June 30, 2012, the Company also made additional debt principal payments, at par, of $118 million.  During the three and six months ended June 30, 2011, the Company made an at par $36 million estimated mandatory principal payment.

Note 6

Employee Benefits

Pension and Other Post-Employment Benefit Costs

The Company’s pension plans are noncontributory qualified defined benefit pension plans provided to certain employees. The pension plans include the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The assets of the two plans are held in a master trust.  The Company also maintains a nonqualified pension plan for certain employees.

The Company’s other post-employment benefits (“OPEB”) includes post-employment health care and life insurance plans for the Company’s retirees and their dependents that are both contributory and noncontributory and include a limit on the Company’s share of cost for current and future retirees.

On June 25, 2012, the Company enacted amendments to its post-employment benefit plans.  The changes limit and/or eliminate company subsidies associated with post-employment benefits including medical, prescription drug, dental and life insurance coverage for retirees and their dependents effective September 1, 2012.  Certain retirees will continue to receive a reduced company subsidy through December 31, 2013.  In addition, the June 25, 2012 plan amendments resulted in a pretax reduction of $262 million to employee benefit obligations and an after-tax deferred gain to accumulated other comprehensive income of $164 million.  The accumulated other comprehensive income associated with OPEB will be amortized over the periods prescribed by Accounting Standards Codification 715-60 “Compensation - Retirement Benefits, Defined Benefit Plans - Other Postretirement”.

Net Periodic Cost (Income)

The following tables set forth the benefit costs (income) related to the Company’s pension and post-employment health care and life insurance plans for the three and six months ended June 30, 2012 and 2011:

	Pension
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$—	$1	$1	$2
Interest cost	6	6	12	13
Expected return on plan assets	(9)	(8)	(19)	(18)
Settlement loss	—	1	—	3
Net periodic cost (income)	$(3)	$—	$(6)	$—

The Company recorded a credit of $4 million in the three months ended June 30, 2012 related to the reversal of a charge taken in the three months ended March 31, 2012 associated with a nonqualified pension expense for certain employees; and accordingly it is not included in the net periodic cost table above.

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

The Company made a $1 million cash contribution to a qualified pension plan in the three months ended June 30, 2012 as required under pension accounting guidelines and expects to make an additional $9 million in cash contributions to the same pension plan during the remainder of 2012.

	Health Care and Life Insurance
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$—	$1	$—	$1
Interest cost	3	4	7	8
Actuarial loss, net	(1)	—	—	—
Net periodic benefit cost	$2	$5	$7	$9

Savings Plans Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and non-tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in the plan.  Under the plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees.  For the three and six months ended June 30, 2012, the Company recorded total savings plan expenses of $2 million and $3 million, respectively.  For the three and six months ended June 30, 2011, the Company recorded total savings plan expenses of $3 million and $7 million, respectively.

Severance Benefits

The following table sets forth certain financial information related to the Company’s severance benefits for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Severance expense	$—	$2	$2	$9
Severance paid	—	9	2	13

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

During 2011 and 2012, certain non-management directors were granted restricted stock awards that vest one year after the grant date.  All unvested shares of restricted stock will immediately terminate if a non-management director ceases to be a member of the board of directors of the Company on or before the vesting date.  If a change in control occurs on or before the vesting date, all unvested shares of restricted stock will immediately vest.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

A portion of the cost related to these awards is included in the Company’s compensation expense for the six months ended June 30, 2012.

Changes in the Company’s outstanding restricted stock awards were as follows:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2012	309,669	$21.91
Granted	225,648	2.84
Vested	(135,322)	24.26
Forfeitures	(23,007)	15.93
Outstanding restricted stock at June 30, 2012	376,988	$10.02

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

A portion of the cost related to these RSU awards is included in the Company’s compensation expense for the six months ended June 30, 2012.

Changes in the Company’s outstanding restricted stock units were as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding RSUs at January 1, 2012	79,593	$11.36
Granted	—	—
Dividend equivalents	—	—
Payments	(23,465)	8.73
Forfeitures	(352)	37.98
Outstanding RSUs at June 30, 2012	55,776	$12.31

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

•             Expected life is calculated based on the average life of the remaining vesting term and the remaining contractual life of each award; and

•             The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

A portion of the cost related to these stock option awards is included in the Company’s compensation expense for the six months ended June 30, 2012.

Changes in the Company’s outstanding stock option awards were as follows:

	Number of Stock Option Awards	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)
Outstanding stock option awards at January 1, 2012	342,919	$7.93	9.06	$0.00
Granted	—	—	—	—
Exercises	—	—	—	—
Forfeitures/expirations	(8,654)	8.82	8.65	0.00
Outstanding stock option awards at June 30, 2012	334,265	$7.91	8.56	$0.00

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense for the three and six months ended June 30, 2012 and 2011.  These costs are recorded as part of general and administrative expense on the consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Stock-based compensation expense	$1	$1	$2	$2

As of June 30, 2012, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock and RSU awards was approximately $4 million and is expected to be recognized over a weighted-average period of approximately 1.3 years.

Note 8

Income Taxes

Income taxes for the six months ended June 30, 2012 and 2011 have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense and the tax effect of other one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 27% for 2012 which includes an estimated rate reduction for non-taxable cancellation of indebtedness income (“CODI”) related to the Company’s below par debt repurchases. Generally, the discharge of a debt obligation for an amount less than its adjusted issue price creates CODI, which must be included in the Company’s taxable income; however, provisions of the Internal Revenue Code will allow the Company to permanently exclude this CODI from taxation.  Without this non-taxable CODI, our anticipated effective tax rate would approximate 37% for 2012. Our estimated effective tax rate for 2012 may be subject to changes in future periods. The full year effective tax rate for 2011 was (8.7%) primarily due to the impact of the large non-deductible component of a goodwill impairment charge.  The full year effective tax rate for 2011 was also impacted by the non-taxable CODI generated by a below par debt repurchase in 2011.

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

On June 26, 2012, the Company filed a class action in the US District Court, Northern District of Texas, Dallas Division where the Company seeks a declaratory judgment concerning the Company’s right to enact several amendments that were recently made to its retiree health and welfare benefit plans, and more generally the Company’s right to modify, amend or terminate these plans.  The deadline for filing a responsive pleading by the defendants has not yet passed, and no defendant has made an appearance.  On July 10, 2012, the Court consolidated this new case with the existing ERISA case described above.

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

On November 15, 2010, a group of publishers including the Company led by the Local Search Association (formerly the Yellow Pages Association), (the “Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging an ordinance enacted by the City of Seattle requiring the Publishers of yellow pages directories distributed in the City of Seattle to obtain a license from the City, and pay a tax to distribute the directory publications and permitting all the potential recipients of the yellow pages to opt out of receiving the directory using a common City-sanctioned opt out registry, (the “Ordinance”).   The suit challenged the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution, and violating the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to stop the operation of the Ordinance before the first publication of the Dex Seattle directory.  After no order was forthcoming from the Court, the Publishers filed a motion for temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 13, 2011, the Publishers filed a motion with the United States Court of Appeals for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the Court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, an oral argument was made in front of a 9th Circuit appellate panel.  Meanwhile, on

September 16, 2011, the district court granted the City’s summary judgment motion and denied the Publishers’ summary judgment motion ruling that the Ordinance did not violate the First Amendment. This final order gave the Publishers the opportunity to file a full consolidated appeal to the 9th Circuit, which has been fully briefed and argued.  We await the order of the court.

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

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against the Company, all its subsidiaries, the current chief executive officer and the former chief executive officer in the US District Court, Northern District of Texas, Dallas Division.  The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees.  On July 29, 2011, the Company filed a motion to dismiss the complaint.  In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime.  Subsequently, the Company amended its motion to dismiss in light of the new allegations.  On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice.  On March 29, 2012, the Court denied the Company’s motion to dismiss and granted the plaintiffs’ motion to conditionally certify the class.  The Company’s motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to the Company’s former and current employees.

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results of operations for the 2012 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

Advertising Sales

We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy. For the three and six months ended June 30, 2012, net advertising sales declined 19.3% and 18.3%, respectively, compared to the same periods in 2011. For the three and six months ended June 30, 2011 net advertising sales declined 16.3% and 16.8%, respectively, compared to the same periods in 2010. If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues.

Advertising sales for the three and six months ended June 30, 2011 include negative adjustments of $2 million and $11 million, respectively, related to the financial distress and operational wind down of a single certified marketing representative in our third-party national sales channel.  Excluding this impact, advertising sales for the three and six months ended June 30, 2012 would have reflected a decline of 19.7% and 19.5%, respectively, compared to a decline of 15.9% and 15.7% for the three and six months ended June 30, 2011, respectively.  As of June 2011, these accounts were transitioned to other certified marketing representative firms.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth our consolidated operating results for the three months ended June 30, 2012 and 2011:

Three Months Ended June 30,	2012	2011	Change	% Change
	(in millions, except %)
Operating Revenue	$349	$421	$(72)	(17.1)%
Operating Expense
Selling	88	112	(24)	(21.4)
Cost of sales (exclusive of depreciation and amortization)	84	106	(22)	(20.8)
General and administrative	33	53	(20)	(37.7)
Depreciation and amortization	40	44	(4)	(9.1)
Total Operating Expense	245	315	(70)	(22.2)
Operating Income	104	106	(2)	(1.9)
Interest expense, net	43	57	(14)	(24.6)
Income Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision for Income Taxes	61	49	12	24.5
Reorganization items	—	(1)	1	(100.0)
Gains on early extinguishment of debt	23	—	23	NM
Income Before Provision for Income Taxes	84	48	36	75.0
Provision for income taxes	20	19	1	5.3
Net Income	$64	$29	$35	120.7

Operating Revenue

Operating revenue of $349 million in the three months ended June 30, 2012 decreased $72 million, or 17.1%, compared to $421 million in the three months ended June 30, 2011. This decrease was primarily due to reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy.

Operating Expense

Operating expense of $245 million in the three months ended June 30, 2012 decreased $70 million, or 22.2%, compared to $315 million in the three months ended June 30, 2011, for the reasons described below.

Selling. Selling expense of $88 million in the three months ended June 30, 2012 decreased $24 million, or 21.4%, compared to $112 million in the three months ended June 30, 2011. This decrease resulted primarily from lower sales commissions, reduced advertising costs associated with our national advertising program, lower employee related costs and reduced employee benefit costs.

Cost of Sales. Cost of sales of $84 million in the three months ended June 30, 2012 decreased $22 million, or 20.8%, compared to $106 million in the three months ended June 30, 2011.  This decrease was primarily due to lower printing and distribution costs, reduced Internet traffic costs and reduced employee related costs.

General and Administrative. General and administrative expense of $33 million in the three months ended June 30, 2012 decreased $20 million, or 37.7%, compared to $53 million in the three months ended June 30, 2011.  This decrease was primarily due to lower bad debt expense, a $4 million expense credit related to the reversal of costs associated with a nonqualified pension benefit for certain employees, lower severance costs, lower contract services costs, and settlement losses recorded in 2011 associated with our pension plans.  Bad debt expense was $7 million and $18 million for the three months ended June 30, 2012 and 2011, respectively.  Bad debt expense as a percent of total operating revenue was 2.0% for the three months ended June 30, 2012, compared to 4.3% for the three months ended June 30, 2011.

Depreciation and Amortization. Depreciation and amortization expense of $40 million in the three months ended June 30, 2012 decreased $4 million, or 9.1%, compared to $44 million in the three months ended June 30, 2011.  This decrease was primarily due to lower amortization expense associated with capitalized internal use software.

Interest expense, net

Interest expense, net of interest income, of $43 million in the three months ended June 30, 2012 decreased $14 million, or 24.6%, compared to $57 million in the three months ended June 30, 2011, due to lower outstanding long-term debt obligations.

Reorganization items

Reorganization items of $1 million during the three months ended June 30, 2011 primarily represents professional fees associated with our emergence from Chapter 11 bankruptcy.

Gains on early extinguishment of debt

The Company recorded a non-taxable gain of $23 million related to the early extinguishment of a portion of our senior secured term loans in the three months ended June 30, 2012.  The Company utilized $33 million in cash to prepay $56 million of the senior secured term loans at a rate of 59% of par.  This transaction resulted in the Company recording a non-taxable gain of $23 million ($23 million gain offset by less than $1 million in administrative fees).

Provision for income taxes

Provision for income taxes of $20 million in the three months ended June 30, 2012 increased $1 million, compared to $19 million in the three months ended June 30, 2011, primarily due to the impact of the items listed above. Our effective tax rates for the three months ended June 30, 2012 and 2011 were 23.8% and 39.6%, respectively. The results for the three months ended June 30, 2012 and 2011, include the effects of one-time discrete items.  We anticipate our effective tax rate, including interest expense and other one-time discrete items, to approximate 27% for 2012 which includes an estimated rate reduction for non-taxable cancellation of indebtedness income (“CODI”) related to the Company’s below par debt repurchases. Generally, the discharge of a debt obligation for an amount less than its adjusted issue price creates CODI, which must be included in the Company’s taxable income; however, provisions of the Internal Revenue Code will allow the Company to permanently exclude this CODI from taxation.  Without this non-taxable CODI, our anticipated effective tax rate would approximate 37% for 2012. Our estimated effective tax rate for 2012 may be subject to changes in future periods. The full year effective tax rate for 2011 was (8.7%), primarily due to the impact of the large non-deductible component of a goodwill impairment charge.  The full year effective tax rate for 2011 was also impacted by the non-taxable CODI generated by a below par debt repurchase in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth our operating results for the six months ended June 30, 2012 and 2011:

Six Months Ended June 30,	2012	2011	Change	% Change
	(in millions, except %)
Operating Revenue	$712	$859	$(147)	(17.1)%
Operating Expense
Selling	178	228	(50)	(21.9)
Cost of sales (exclusive of depreciation and amortization)	170	216	(46)	(21.3)
General and administrative	74	118	(44)	(37.3)
Depreciation and amortization	80	88	(8)	(9.1)
Total Operating Expense	502	650	(148)	(22.8)
Operating Income	210	209	1	0.5
Interest expense, net	89	114	(25)	(21.9)
Income Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision for Income Taxes	121	95	26	27.4
Reorganization items	—	(1)	1	(100.0)
Gains on early extinguishment of debt	51	—	51	NM
Income Before Provision for Income Taxes	172	94	78	83.0
Provision for income taxes	46	35	11	31.4
Net Income	$126	$59	$67	113.6

Operating Revenue

Operating revenue of $712 million for the six months ended June 30, 2012 decreased $147 million, or 17.1%, compared to $859 million for the six months ended June 30, 2011.  This decrease was primarily due to reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy.

Operating Expense

Operating expense of $502 million for the six months ended June 30, 2012 decreased $148 million, or 22.8%, compared to $650 million for the six months ended June 30, 2011 for the reasons described below.

Selling. Selling expense of $178 million for the six months ended June 30, 2012 decreased $50 million, or 21.9%, compared to $228 million for the six months ended June 30, 2011.  This decrease resulted primarily from lower employee related costs, lower sales commissions, reduced advertising costs associated with our national advertising program and lower employee benefit costs.

Cost of Sales. Cost of sales of $170 million for the six months ended June 30, 2012 decreased $46 million, or 21.3%, compared to $216 million for the six months ended June 30, 2011.  This decrease was primarily due to lower printing and distribution costs, reduced Internet traffic costs and reduced employee related costs.

General and Administrative. General and administrative expense of $74 million for the six months ended June 30, 2012 decreased $44 million, or 37.3%, compared to $118 million for the six months ended June 30, 2011.  This decrease was primarily due to lower bad debt expense, lower severance costs, lower contract services costs, and settlement losses recorded in 2011 associated with our pension plans.  Bad debt expense of $13 million for the six months ended June 30, 2012, decreased by $22 million, or 62.9%, compared to $35 million for the six months ended June 30, 2011.  Bad debt expense as a percent of total operating revenue was 1.8% for the six months ended June 30, 2012, compared to 4.1% for the six months ended June 30, 2011.

Depreciation and Amortization. Depreciation and amortization expense of $80 million for the six months ended June 30, 2012 decreased $8 million, or 9.1%, compared to $88 million for the six months ended June 30, 2011. This decrease was primarily due to lower amortization expense associated with capitalized internal use software.

Interest expense, net

Interest expense, net of interest income, of $89 million for the six months ended June 30, 2012 decreased $25 million, or 21.9%, compared to $114 million for the six months ended June 30, 2011 due to lower outstanding long-term debt obligations.

Reorganization items

Reorganization items of $1 million during the six months ended June 30, 2011 primarily represents professional fees associated with our emergence from Chapter 11 bankruptcy.

Gains on early extinguishment of debt

The Company recorded non-taxable gains of $51 million related to the early extinguishment of a portion of our senior secured term loans in the six months ended June 30, 2012.  On May 5, 2012, the Company utilized $33 million in cash to prepay $56 million of the senior secured term loans at a rate of 59% of par.  This transaction resulted in the Company recording a $23 million non-taxable gain ($23 million gain offset by less than $1 million in administrative fees).  On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a $28 million non-taxable gain ($29 million gain offset by $1 million in administrative fees).

Provision for income taxes

Provision for income taxes of $46 million in the six months ended June 30, 2012 increased $11 million, compared to $35 million in the six months ended June 30, 2011, primarily due to the impact of the items listed above. Our effective tax rates for the six months ended June 30, 2012 and 2011 were 26.7% and 37.2%, respectively. The results for the six months ended June 30, 2012 and 2011, include the effects of one-time discrete items.  We anticipate our effective tax rate, including interest expense and other one-time discrete items, to approximate 27% for 2012 which includes an estimated rate reduction for non-taxable CODI related to the Company’s below par debt repurchases. Generally, the discharge of a debt obligation for an amount less than its adjusted issue price creates CODI, which must be included in the Company’s taxable income; however, provisions of the Internal Revenue Code will allow the Company to permanently exclude this CODI from taxation.  Without this non-taxable CODI, our anticipated effective tax rate would approximate 37% for 2012. Our estimated effective tax rate for 2012 may be subject to changes in future periods. The full year effective tax rate for 2011 was (8.7%), primarily due to the impact of the large non-deductible component of a goodwill impairment charge.  The full year effective tax rate for 2011 was also impacted by the non-taxable CODI generated by a below par debt repurchase in 2011.

Liquidity and Capital Resources

The following table sets forth a summary of cash flows for the six months ended June 30, 2012 and 2011:

Six Months Ended June 30,	2012	2011	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$176	$49	$127
Investing activities	(6)	(7)	1
Financing activities	(183)	(36)	(147)
Increase (Decrease) In Cash and Cash Equivalents	$(13)	$6	$(19)

Our primary source of funds continues to be cash generated from operations. For the six months ended June 30, 2012, net cash provided by operating activities increased $127 million, compared to the six months ended June 30, 2011 primarily due to lower income tax payments of $89 million.  Our income tax payments in 2011 of $121 million included a federal tax payment of $72 million related to our 2010 income tax obligations. The remaining increase in net cash provided by operating activities was due to reduced expenditures, lower interest payments due to reduced debt obligations, and lower severance payments.  These increases were partially offset by lower cash collections associated with lower revenues.

Net cash used in financing activities of $183 million for the six months ended June 30, 2012 increased $147 million compared to $36 million for the six months ended June 30, 2011. Net cash used in financing activities in the six months ended June 30, 2012 and 2011 primarily represents the repayment of debt principal.

During the six months ended June 30, 2012, the Company made cash debt payments of $182 million, which reduced the Company’s debt obligations by $234 million.  On May 5, 2012, the Company utilized $33 million in cash to prepay $56 million of the senior secured term loans at a rate of 59% of par.  This transaction resulted in the Company recording a $23 million non-taxable gain ($23 million gain offset by less than $1 million in administrative fees).  On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a $28 million non-taxable gain ($29 million gain offset by $1 million in administrative fees).  These below par payment transactions were recorded as gains on early extinguishment of debt on the Company’s 2012 consolidated statements of comprehensive income.

For the six months ended June 30, 2012, the Company also made additional debt principal payments, at par, of $118 million.  The Company may make additional below par debt repurchases during 2012.

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

On June 26, 2012, the Company filed a class action in the US District Court, Northern District of Texas, Dallas Division where the Company seeks a declaratory judgment concerning the Company’s right to enact several amendments that were recently made to its retiree health and welfare benefit plans, and more generally the Company’s right to modify, amend or terminate these plans.  The deadline for filing a responsive pleading by the defendants has not yet passed, and no defendant has made an appearance.  On July 10, 2012, the Court consolidated this new case with the existing ERISA case described above.

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

On November 15, 2010, a group of publishers including the Company led by the Local Search Association (formerly the Yellow Pages Association), (the “Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging an ordinance enacted by the City of Seattle requiring the Publishers of yellow pages directories distributed in the City of Seattle to obtain a license from the City, and pay a tax to distribute the directory publications and permitting all the potential recipients of the yellow pages to opt out of receiving the directory using a common City-sanctioned opt out registry, (the “Ordinance”).  The suit challenged the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution, and violating the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to stop the operation of the Ordinance before the first publication of the Dex Seattle directory.  After no order was forthcoming from the Court, the Publishers filed a motion for temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 13, 2011, the Publishers filed a motion with the United States Court of Appeals for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the Court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, an oral argument was made in front of a 9th Circuit appellate panel.  Meanwhile, on September 16, 2011, the district court granted the City’s summary judgment motion and denied the Publishers’ summary judgment motion ruling that the Ordinance did not violate the First Amendment. This final order gave the Publishers the opportunity to file a full consolidated appeal to the 9th Circuit, which has been fully briefed and argued.  We await the order of the court.

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

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against the Company, all its subsidiaries, the current chief executive officer and the former chief executive officer in the US District Court, Northern District of Texas, Dallas Division.  The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees.  On July 29, 2011, the Company filed a motion to dismiss the complaint.  In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime.  Subsequently, the Company amended its motion to dismiss in light of the new allegations.  On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice.  On March 29, 2012, the Court denied the Company’s motion to dismiss and granted the plaintiffs’ motion to conditionally certify the class.  The Company’s motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to the Company’s former and current employees.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares acquired from employees during the three months ended June 30, 2012 as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees pursuant to the 2009 Incentive Compensation Plan and the SuperMedia Inc. Long-Term Incentive Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	128	$2.10	—	—
May 1 – May 31	—	—	—	—
June 1 – June 30	—	—	—	—
Total	128	$2.10	—	—

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

SUPERMEDIA INC.

July 27, 2012	/s/ Peter J. McDonald
Peter J. McDonald
Chief Executive Officer
(Principal Executive Officer)

July 27, 2012	/s/ Samuel D. Jones
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