Form 10-Q
period 2012-09-30
SUPERMEDIA INC.
filed 2012-10-30
CIK 1367396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 25, 2012, there were 15,666,456 shares of the Registrant’s common stock outstanding.

			Page No.

Forward-Looking Statements			i

PART I - FINANCIAL INFORMATION

Item	1.	Financial Statements	1

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item	4.	Controls and Procedures	26

PART II — OTHER INFORMATION

Item	1.	Legal Proceedings	28

Item	1A.	Risk Factors	30

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item	3.	Defaults Upon Senior Securities	34

Item	4.	Mine Safety Disclosures	34

Item	5.	Other Information	34

Item	6.	Exhibits	35

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

•                  the outcome of pending or future litigation and other claims;

•                  the potential adverse impacts of failure to complete, or delay in completing the proposed merger with Dex One Corporation (“Dex”) as a result of obtaining consents from the stockholders and secured creditors of Dex or the Company;

•                  the possibility that our merger agreement with Dex could be unilaterally terminated by either party;

•                  the business uncertainties and contractual restrictions arising from the timing and closing of the proposed merger with Dex, including the possible inability to consummate the proposed transaction on the terms set forth in the merger agreement;

•                  the significant costs associated with the potential transaction with Dex;

i

•                  the risk that we may not timely or successfully realize the anticipated cost savings, growth opportunities and other financial and operating benefits as a result of the transaction; and

•                  difficulties in connection with the process of integrating Dex and the Company, including the risk that benefits from the transaction may be significantly offset by costs incurred in integrating the companies.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 as updated in the subsequent quarterly reports on Form 10-Q.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I - FINANCIAL INFORMATION

Item 1.                                         Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Operating Revenue	$330	$399	$1,042	$1,258
Operating Expense
Selling	83	106	261	334
Cost of sales (exclusive of depreciation and amortization)	79	96	249	312
General and administrative	4	48	78	166
Depreciation and amortization	39	43	119	131
Impairment charge	—	1,003	—	1,003
Total Operating Expense	205	1,296	707	1,946

Operating Income (Loss)	125	(897)	335	(688)
Interest expense, net	40	58	129	172
Income (Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision for Income Taxes	85	(955)	206	(860)

Reorganization items	(1)	—	(1)	(1)
Gains on early extinguishment of debt	—	—	51	—
Income (Loss) Before Provision for Income Taxes	84	(955)	256	(861)

Provision for income taxes	32	13	78	48
Net Income (Loss)	$52	$(968)	$178	$(909)
Basic and diluted earnings (loss) per common share	$3.27	$(63.97)	$11.36	$(60.15)
Basic and diluted weighted-average common shares outstanding	15.3	15.1	15.3	15.1

Comprehensive Income (Loss)
Net income (loss)	$52	$(968)	$178	$(909)
Adjustments for pension and post-employment benefits, net of taxes	(36)	9	137	12
Total Comprehensive Income (Loss)	$16	$(959)	$315	$(897)

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At September 30,	At December 31,
	2012	2011
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$94	$90
Accounts receivable, net of allowances of $43 and $59	117	147
Accrued taxes receivable	—	27
Deferred directory costs	130	155
Prepaid expenses and other	11	12
Total current assets	352	431
Property, plant and equipment	128	127
Less: accumulated depreciation	70	53
	58	74
Goodwill	704	704
Intangible assets, net	250	345
Pension assets	74	75
Other non-current assets	6	4
Total assets	$1,444	$1,633
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$1	$4
Accounts payable and accrued liabilities	105	126
Deferred revenue	68	82
Deferred tax liabilities	7	4
Other	12	18
Total current liabilities	193	234
Long-term debt	1,474	1,741
Employee benefit obligations	104	364
Non-current deferred tax liabilities	100	43
Unrecognized tax benefits	43	39
Stockholders’ (deficit):
Common stock ($.01 par value; 60 million shares authorized, 15,666,504 and 15,468,740 shares issued and outstanding in 2012 and 2011, respectively)	—	—
Additional paid-in capital	213	210
Retained (deficit)	(789)	(967)
Accumulated other comprehensive income (loss)	106	(31)
Total stockholders’ (deficit)	(470)	(788)
Total liabilities and stockholders’ (deficit)	$1,444	$1,633

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$178	$(909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	119	131
Gains on early extinguishment of debt	(51)	—
Employee retirement benefits	(30)	12
Deferred income taxes	(22)	(32)
Provision for uncollectible accounts	15	50
Stock-based compensation expense	3	3
Impairment charge	—	1,003
Changes in current assets and liabilities:
Accounts receivable and unbilled accounts receivable	15	3
Deferred directory costs	25	36
Other current assets	2	(1)
Accounts payable and accrued liabilities	(4)	(139)
Other, net	(16)	(17)
Net cash provided by operating activities	234	140
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(9)	(11)
Net cash used in investing activities	(9)	(11)
Cash Flows from Financing Activities
Repayment of long-term debt	(218)	(36)
Other, net	(3)	—
Net cash used in financing activities	(221)	(36)
Increase in cash and cash equivalents	4	93
Cash and cash equivalents, beginning of year	90	174
Cash and cash equivalents, end of period	$94	$267

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results of operations for the 2012 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02 (“ASU 2012-02”), “Testing Indefinite-Lived Intangible Assets for Impairment,” which amends Accounting Standards Codification 350, “Intangibles—Goodwill and Other.” The amended guidance allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for interim and annual periods beginning after September 15, 2012 and early adoption is permitted. The Company anticipates that the adoption of ASU 2012-02 will not have a material impact on our consolidated financial statements.

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

In September 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amended guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. The Company has adopted the provisions of ASU 2011-05 as required.

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

Note 2

Pending Merger with Dex One

On August 20, 2012, SuperMedia, Dex One Corporation (“Dex”), Newdex, Inc., a direct wholly owned subsidiary of Dex (“Newco”) and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newco (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for a “merger of equals” business combination of SuperMedia and Dex.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Dex will be merged with and into Newco with Newco continuing as the surviving corporation and Merger Sub will be merged with and into SuperMedia with SuperMedia continuing as the surviving corporation (collectively, the “Mergers”).  As a result of the Mergers, Newco will become a newly listed company and SuperMedia will become a direct wholly owned subsidiary of Newco.

Subject to the terms of the Merger Agreement, which has been approved by the boards of directors of SuperMedia and Dex, in each case, by the unanimous vote of all directors voting, at the effective time of the Mergers, (i) each outstanding share of Dex common stock (other than shares held by SuperMedia, Dex, Newco or any of their respective subsidiaries) will be converted into the right to receive 0.20 shares of Newco common stock, par value $0.001 per share (the “Newco Common Stock”), which reflects a 1-for-5 reverse stock split of Dex common stock and (ii) each outstanding share of SuperMedia common stock (other than shares held by SuperMedia, Dex, Newco or any of their respective subsidiaries) will be converted into the right to receive 0.4386 shares of Newco Common Stock.  Outstanding SuperMedia stock options will be cancelled at the effective time of the Mergers and, to the extent that SuperMedia’s closing stock price on the date of the Mergers exceeds the option strike price, will be settled in cash.  All other outstanding SuperMedia equity awards will generally convert into Newco Common Stock, after giving effect to the exchange ratio.  After the consummation of the Mergers, current SuperMedia stockholders will own approximately 40% of the combined company and current Dex stockholders will own approximately 60% of the combined company.

Completion of the Mergers is subject to certain conditions, including, among others: (i) SuperMedia stockholder approval, (ii) Dex stockholder approval, (iii) the registration statement on Form S-4 used to register the Newco Common Stock to be issued as consideration for the Mergers having been declared effective by the SEC, (iv) consent having been obtained from 100% of SuperMedia’s and Dex’s respective lenders to the Mergers and to the amendment and extension of their respective credit facilities, and other customary closing conditions.  The Merger Agreement may be terminated by either party if the conditions to closing are not satisfied and the closing has not occurred before November 30, 2012, which date may, under certain circumstances, be extended until December 31, 2012.

Following the announcement of the proposed Mergers, the current senior secured lenders for both companies formed a joint steering committee to evaluate the proposed amendments to the parties’ respective credit agreements as set forth in the Merger Agreement. Thus far, the senior secured lenders, acting through the steering committee, have rejected the proposed amendments to the parties’ respective credit agreements.  The Company and Dex continue to negotiate with the steering committee in an attempt to reach agreement on amendments to the parties’ respective credit agreements that will secure the consents necessary to effect the Mergers. In light of the current negotiations, however, the Company recognizes that the parties may not be able to obtain sufficient approval from the senior secured lenders to any proposed amendments to the parties’ respective credit agreements. Therefore, possible alternatives to the current transaction structure to effect the Mergers are under consideration, including a “prepackaged” restructuring of the parties’ senior secured indebtedness through proceedings instituted under Chapter 11 of the Bankruptcy Code to implement possible amendments that may garner sufficient, though not unanimous, support from the parties’ respective lenders, while otherwise maintaining the basic economic terms of the Merger Agreement.  However, there can be no assurance the Company and Dex can effect a transaction through an alternative structure, that the necessary consents will be obtained, or that the Mergers will be consummated.

The Merger Agreement may be terminated by either party if it determines in good faith that the lender consents will not be obtained by December 31, 2012. Accordingly, it is possible that the Merger Agreement will be terminated, unilaterally, by either party.  The parties may amend the Merger Agreement to extend this deadline, or may waive the deadline, but it is possible that no agreement to amend, and no decision to waive, will be reached or that any agreement to so amend would contain terms or conditions that are different from those in the Merger Agreement.

Note 3

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common stockholders by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The effect of potentially dilutive common shares for the three and nine months ended September 30, 2012 was not material.  Due to the reported net loss for the three and nine months ended September 30, 2011 the effect of potentially dilutive common shares was anti-dilutive and therefore not included in the calculation of diluted earnings per share.

Certain employees and certain non-management directors were granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards meet the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At September 30, 2012 and 2011, respectively, there were 375,149 and 365,135 such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends.  However, the net loss from continuing operations for the three and nine months ended September 30, 2011 was not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

The following table sets forth the calculation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net income (loss)	$52	$(968)	$178	$(909)
Less allocation of income to participating unvested restricted stock	(2)	—	(5)	—
Net income (loss) available to common stockholders	$50	$(968)	$173	$(909)
Basic and diluted weighted-average common shares outstanding	15.3	15.1	15.3	15.1
Basic and diluted earnings (loss) per common share	$3.27	$(63.97)	$11.36	$(60.15)

Basic and diluted earnings per common share for the nine months ended September 30, 2012 includes a correction of a calculation error that was previously reported for the three months ended March 31, 2012.  The corrected basic and diluted earnings per common share for the three months ended March 31, 2012 was $3.97 as opposed to $3.92 previously reported.

Note 4

Additional Financial Information

Consolidated Statements of Comprehensive Income (Loss)

During the three and nine months ended September 30, 2012, the Company recorded a $32 million credit to expense associated with the amortization of a deferred gain related to certain plan amendments associated with other post-employment benefits recorded as general and administrative expense in the consolidated statements of comprehensive income (loss).  For additional information related to the Company’s other post-employment benefits, see Note 7.

During the nine months ended September 30, 2012, the Company recorded non-taxable gains of $51 million, related to the early extinguishment of a portion of our senior secured term loans at below par. For additional information related to the Company’s debt obligations, see Note 6.

For the three and nine months ended September 30, 2011, the Company concluded there were indicators of potential goodwill impairment, including the decline in the trading value of the Company’s debt and equity securities and the impact of the then current economic and market conditions on our business. Based on the analysis performed, as of August 31, 2011, it was determined that the carrying value of the reporting unit including goodwill exceeded the fair value of the reporting unit, requiring the Company to perform Step 2 of the goodwill impairment test, to measure the amount of impairment loss, if any.  In performing Step 2 of the goodwill impairment test, the Company compared the implied value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, pretax goodwill impairment charge of $1,003 million ($997 million after-tax).

Balance Sheet

The following table sets forth additional information on the Company’s accounts payable and accrued liabilities at September 30, 2012 and December 31, 2011:

	At September 30,	At December 31,
	2012	2011
	(in millions)
Accounts payable and accrued liabilities:
Accounts payable	$11	$14
Accrued expenses	21	24
Accrued salaries and wages	51	75
Accrued taxes	21	12
Accrued interest	1	1
Accounts payable and accrued liabilities	$105	$126

The Company recorded a reduction of its other post-employment benefits related to certain plan amendments associated with health care.  This transaction resulted in a $257 million reduction of employee benefit obligations, a related reduction of deferred tax assets of $96 million and an offsetting deferred net gain of $161 million to accumulated other comprehensive income.  For additional information related to the Company’s post-employment benefits, see Note 7.

Comprehensive Income (Loss) Adjustments

The following tables set forth the components of the Company’s comprehensive income (loss) adjustments for pension and post-employment benefits for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012			2011
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net income (loss)			$52			$(968)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial gains of defined benefit plans	$(24)	$9	(15)	$14	$(5)	9
Plan amendments for other post-employment benefits	(5)	2	(3)	—	—	—
Reclassifications included in net income (loss):
Amortization of prior service cost and unrecognized net loss	(29)	11	(18)	—	—	—
Settlement losses	1	(1)	—	1	(1)	—
Total reclassifications included in net income (loss)	(28)	10	(18)	1	(1)	—
Adjustments for pension and other post-employment benefits	$(57)	$21	(36)	$15	$(6)	9
Total other comprehensive income (loss)			$16			$(959)

	Nine Months Ended September 30,
	2012			2011
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net income (loss)			$178			$(909)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial gains of defined benefit plans	$(10)	$4	(6)	$15	$(5)	10
Plan amendments for other post-employment benefits	257	(96)	161	—	—	—
Reclassifications included in net income (loss):
Amortization of prior service cost and unrecognized net loss	(29)	11	(18)	—	—	—
Settlement losses	1	(1)	—	4	(2)	2
Total reclassifications included in net income (loss)	(28)	10	(18)	4	(2)	2
Adjustments for pension and other post-employment benefits	$219	$(82)	137	$19	$(7)	12
Total other comprehensive income (loss)			$315			$(897)

The following table sets forth the balance of the Company’s accumulated other comprehensive income (loss).

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive (loss) — December 31, 2011	$(50)	$19	$(31)
Adjustment for plan amendments for other post-employment benefits, net of amortization	225	(84)	141
Adjustments to pension and other post-employment benefits, net of amortization and settlement losses	(6)	2	(4)
Accumulated other comprehensive income — September 30, 2012	$169	$(63)	$106

Cash Flow

The following table sets forth certain financial information related to cash payments made by the Company during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Income taxes, net of amounts refunded	$62	$143
Interest, net	129	172

Fair Values of Financial Instruments

The Company’s financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds.  The Company’s cash and cash equivalents held in money market funds of $87 million and $66 million as of September 30, 2012 and December 31, 2011, respectively, have been recorded at fair value using Level 2 inputs.  The Company held $5 million and $6 million of certificates of deposit (“CD’s”) at September 30, 2012 and December 31, 2011, respectively, that serve as collateral against letters of credit held with our insurance carriers.  These CD’s are classified as prepaid expenses and other on the consolidated balance sheets and are valued using Level 2 inputs. The fair value of the Company’s money market funds and CD’s classified as Level 2 are determined based on observable market data.  The fair values of trade receivables and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined using Level 2 inputs based on observable market data.

The following table sets forth the carrying amount and fair value of the Company’s total debt obligations at September 30, 2012 and December 31, 2011:

	At September 30, 2012		At December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Total debt obligations	$1,475	$964	$1,745	$804

Note 5

Intangible Assets

The following table sets forth the details of the Company’s intangible assets at September 30, 2012 and December 31, 2011:

	At September 30, 2012			At December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Client relationships	$497	$274	$223	$497	$199	$298
Internal use software	106	90	16	101	73	28
Patented technologies	34	31	3	34	23	11
Marketing-related intangibles	8	—	8	8	—	8
Total intangible assets	$645	$395	$250	$640	$295	$345

Amortization expense for intangible assets was $32 million and $99 million for the three and nine months ended September 30, 2012, respectively.  These amounts include amortization expense related to capitalized internal-use software of $4 million and $16 million for the three and nine months ended September 30, 2012, respectively.

Amortization expense for intangible assets was $35 million and $109 million for the three and nine months ended September 30, 2011, respectively.  These amounts include amortization expense related to capitalized internal-use software of $7 million and $25 million for the three and nine months ended September 30, 2011, respectively.

Amortization expense is estimated to be $131 million in 2012, $107 million in 2013 and $102 million in 2014 for the Company’s intangible assets.

Note 6

Debt Obligations

The following table sets forth the Company’s outstanding debt obligations on the consolidated balance sheets at September 30, 2012 and December 31, 2011:

	Interest Rates	Maturity	At September 30, 2012	At December 31, 2011
			(in millions)
Senior secured term loans	ABR + 7.00%	2015	$1,475	$1,745
Less current maturities of long-term debt			1	4
Long-term debt			$1,474	$1,741

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

On November 8, 2011, the Company entered into the Second Amendment to the Loan Agreement. The terms of the Second Amendment allow the Company to repurchase and retire debt below par, subject to certain requirements, until January 1, 2014.

As a condition of the proposed merger with Dex, the Company is currently negotiating with its lenders on an agreement to extend the maturity of the senior secured term loans by one year from December 31, 2015 to December 31, 2016 as well as modify certain other provisions.  For additional information related to the pending merger and conditions to complete the transaction, see Note 2.

Debt Covenants and Maturities

As of September 30, 2012, the Company is in compliance with all of the covenants of its Loan Agreement.

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

During the nine months ended September 30, 2012, the Company made cash debt payments of $218 million, which reduced the Company’s debt obligations by $270 million.  On May 5, 2012, the Company utilized $33 million in cash to prepay $56 million of the senior secured term loans at a rate of 59% of par.  This transaction resulted in the Company recording a $23 million non-taxable gain ($23 million gain offset by less than $1 million in administrative fees).  On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a $28 million non-taxable gain ($29 million gain offset by $1 million in administrative fees).  These below par payment transactions were recorded as gains on early extinguishment of debt on the Company’s 2012 consolidated statements of comprehensive income (loss).

For the nine months ended September 30, 2012, the Company also made additional debt principal payments, at par, of $154 million.  On October 3, 2012, the Company made a mandatory principal payment of $1 million at par.  During the nine months ended September 30, 2011, the Company made an at par $36 million mandatory principal payment.  On October 13, 2011, the Company made a mandatory principal payment of $60 million, at par.

Note 7

Employee Benefits

Pension and Other Post-Employment Benefit Costs

The Company’s pension plans are non-contributory qualified defined benefit pension plans provided to certain employees. The pension plans include the SuperMedia Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees. The assets of the two plans are held in a master trust.  The Company also maintains a nonqualified pension plan for certain employees.

For the three and nine months ended September 30, 2012, the Company made cash contributions of $8 million and $9 million, respectively, to a qualified pension plan as required under pension accounting guidelines.

The Company’s other post-employment benefits (“OPEB”) includes post-employment health care and life insurance plans for the Company’s retirees and their dependents that are both contributory and noncontributory and include a limit on the Company’s share of cost for current and future retirees.

On June 25, 2012, the Company amended its other post-employment benefit plans.  The changes limit and/or eliminate company subsidies associated with other post-employment benefits including medical, prescription drug, dental and life insurance coverage for retirees, certain employees, and their respective dependents effective September 1, 2012.  Certain retirees will continue to receive a reduced company subsidy through December 31, 2013.  In addition, the June 25, 2012 plan amendments resulted in a pretax reduction of $262 million to employee benefit obligations and an after-tax deferred gain to accumulated other comprehensive income of $164 million.  In the three months ended September 30, 2012, the Company recorded a pretax adjustment associated with the plan amendment of $5 million resulting in a cumulative reduction of $257 million to employee benefit obligations and an after-tax deferred gain to accumulated other comprehensive income of $161 million. The accumulated other comprehensive income associated with OPEB will be amortized over the periods prescribed by Accounting Standards Codification 715-60 “Compensation - Retirement Benefits, Defined Benefit Plans - Other Postretirement”.  The amortization associated with the deferred gain during the three and nine months ended September 30, 2012 was a credit to expense of $32 million recorded as general and administrative expense in the consolidated statement of comprehensive income (loss).

Net Periodic Cost (Income)

The following tables set forth the benefit costs (income) related to the Company’s pension and post-employment health care and life insurance plans for the three and nine months ended September 30, 2012 and 2011:

	Pension
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$1	$1	$2	$3
Interest cost	5	6	17	19
Expected return on plan assets	(10)	(9)	(29)	(27)
Settlement loss	1	1	1	4
Net periodic cost (income)	$(3)	$(1)	$(9)	$(1)

For the three months ended September 30, 2012, the Company recorded pension settlement losses of $1 million.  For the three and nine months ended September 30, 2011, the Company recorded pension settlement losses of $1 million and $4 million, respectively.  The settlement losses were related to lump-sum distributions to certain employees. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

	Health Care and Life Insurance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$1	$—	$1	$1
Interest cost	—	4	7	12
Amortization of prior service cost	(32)	—	(32)	—
Amortization of unrecognized net loss	3	—	3	—
Net periodic benefit cost (income)	$(28)	$4	$(21)	$13

Savings Plans Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and non-tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in the plan.  Under the plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees.  For the three and nine months ended September 30, 2012, the Company recorded total savings plan expenses of $2 million and $5 million, respectively.  For the three and nine months ended September 30, 2011, the Company recorded total savings plan expenses of $1 million and $8 million, respectively.

Severance Benefits

The following table sets forth certain financial information related to the Company’s severance benefits for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Severance expense	$—	$3	$2	$12
Severance paid	1	3	3	16

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

During 2010 and 2012, certain employees were granted restricted stock awards that vest over three years in equal installments on the first, second, and third anniversaries of the grant date.  All unvested shares of restricted stock will immediately terminate upon the employee’s termination of employment with the Company for any reason before the third anniversary date of the award, except that the Compensation Committee of the Board of Directors, at its sole option and election, may permit the unvested shares not to terminate if the employee is terminated without cause.  If a change in control occurs before the third anniversary of the grant date, all unvested shares of restricted stock will immediately vest.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

During 2011 and 2012, certain non-management directors were granted restricted stock awards that vest one year after the grant date.  All unvested shares of restricted stock will immediately terminate if a non-management director ceases to be a member of the board of directors of the Company before the vesting date.  If a change in control occurs before the vesting date, all unvested shares of restricted stock will immediately vest.  Grant award recipients would receive all regular cash dividends if the Company were to declare dividends.

A portion of the cost related to these awards is included in the Company’s compensation expense for the nine months ended September 30, 2012.

Changes in the Company’s outstanding restricted stock awards were as follows:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2012	309,669	$21.91
Granted	225,648	2.84
Vested	(135,711)	24.21
Forfeitures	(24,457)	15.15
Outstanding restricted stock at September 30, 2012	375,149	10.05

Restricted Stock Units

The 2009 Plan provides for grants of restricted stock units (“RSUs”) that can be settled in cash, shares of SuperMedia common stock or a combination thereof. These awards are classified as either liability or equity awards based on the criteria established by the applicable accounting rules for stock-based compensation.

During 2010, certain non-management directors were granted RSU awards that vest over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date. If a director ceases to be a member of the board of directors of the Company before the third anniversary date of the award, the RSUs will vest on a prorated basis by dividing the number of days commencing on the anniversary vesting date or date of award, as applicable, and ending on the date of separation from service by, (i) 1,095 days if the date of separation from service occurs prior to the first anniversary date of the award, (ii) 730 days if the date of separation from service occurs after the first anniversary date of the award but before the second anniversary date of the award, and (iii) 365 days if the date of separation from service occurs after the second anniversary date of the award but before the third anniversary date of the award, and the number of RSUs remaining will immediately terminate. If a change in control occurs before the third anniversary date of the award, all unvested shares of restricted stock units will immediately vest. The restricted stock units settle upon a director’s departure from the board in good standing.

During 2011, certain employees were granted RSU awards that vest over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date. All unvested RSUs will immediately terminate upon the employee’s termination of employment with the Company for any reason before the third anniversary date of the award, except that the Compensation Committee of the Board of Directors, at its sole option and election, may permit the unvested RSUs not to terminate if the employee is terminated without cause. If a change in control occurs before the third anniversary date of the award, all unvested shares of restricted stock units will immediately vest.

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

A portion of the cost related to these RSU awards is included in the Company’s compensation expense for the nine months ended September 30, 2012.

Changes in the Company’s outstanding restricted stock units were as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding RSUs at January 1, 2012	79,593	$11.36
Granted	—	—
Dividend equivalents	—	—
Payments	(23,465)	8.73
Forfeitures	(352)	37.98
Outstanding RSUs at September 30, 2012	55,776	12.31

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

A portion of the cost related to these stock option awards is included in the Company’s compensation expense for the nine months ended September 30, 2012.

Changes in the Company’s outstanding stock option awards were as follows:

	Number of Stock Option Awards	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)
Outstanding stock option awards at January 1, 2012	342,919	$7.93	9.06	$0.00
Granted	—	—	—	—
Exercises	—	—	—	—
Forfeitures/expirations	(9,379)	8.33	8.46	0.00
Outstanding stock option awards at September 30, 2012	333,540	7.92	8.31	0.00

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011.  These costs are recorded as part of general and administrative expense on the consolidated statements of comprehensive income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Stock-based compensation expense	$1	$1	$3	$3

As of September 30, 2012, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock and RSU awards was approximately $3 million and is expected to be recognized over a weighted-average period of approximately 1.1 years.

Note 9

Income Taxes

Income taxes for the nine months ended September 30, 2012 and 2011 have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense and the tax effect of other one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 30% for 2012 which includes an estimated rate reduction for non-taxable cancellation of indebtedness income (“CODI”) related to the Company’s below par debt repurchases. Generally, the discharge of a debt obligation for an amount less than its adjusted issue price creates CODI, which must be included in the Company’s taxable income; however, provisions of the Internal Revenue Code will allow the Company to permanently exclude this CODI from taxation.  Without this non-taxable CODI, our anticipated effective tax rate would approximate 36% for 2012. Our estimated effective tax rate for 2012 may be subject to changes in future periods. The full year effective tax rate for 2011 was (8.7%) primarily due to the impact of the large non-deductible component of a goodwill impairment charge.  The full year effective tax rate for 2011 was also impacted by the non-taxable CODI generated by a below par debt repurchase in 2011.

Note 10

Litigation

The Company is subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates.

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below will have a material adverse effect on its statement of comprehensive income (loss).

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not against the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of the Company’s current officers (but not against the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008 and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District of Texas and a lead plaintiff and lead plaintiffs’ attorney have been selected (the “Buettgen” case).  On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint.  On August 11, 2010, in a one line order without an opinion, the Court denied the Company’s motion to dismiss.  On May 19, 2011, the Court granted the plaintiffs’ motion certifying a class.  Subsequently, the Fifth Circuit Court of Appeals denied the Company’s petition for an interlocutory appeal of the class certification order.   Discovery has commenced.  On September 24, 2012, the Company defendants filed a motion for summary judgment seeking a complete dismissal. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case).  The Corwin case generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 10, 2010, the court in the Buettgen case granted the Company’s motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act.  After the adverse decision in the Buettgen case, the parties agreed to a scheduling order consistent with the prior Buettgen stay order.  Several of the Company defendants have filed motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

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

On June 26, 2012, the Company filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division where the Company seeks a declaratory judgment concerning the Company’s right to enact several amendments that were recently made to its retiree health and welfare benefit plans, and more generally the Company’s right to modify, amend or terminate these plans.  Although the court initially consolidated this case with the above case, it later reversed itself and kept the case separate.  Several of the defendants have filed motions to dismiss.

On December 10, 2009, a former employee with a history of litigation against the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company’s EBC.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  On March 16, 2011, the Court granted the Company defendants’ motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint.  The Company defendants have filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the Company defendants’ second motion dismissing the case with prejudice.  The plaintiffs have filed a notice of their intent to appeal the dismissal and briefing in the 5th Circuit U.S. Court of Appeals has begun.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 15, 2010, a group of publishers including the Company led by the Local Search Association (formerly the Yellow Pages Association), (the “Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging an ordinance enacted by the City of Seattle requiring the Publishers of yellow pages directories distributed in the City of Seattle to obtain a license from the City, and pay a tax to distribute the directory publications and permitting all the potential recipients of the yellow pages to opt out of receiving the directory using a common City-sanctioned opt out registry, (the “Ordinance”).   The suit challenged the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution, and violating the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to stop the operation of the Ordinance before the first publication of the Dex Seattle directory.  After no order was forthcoming from the Court, the Publishers filed a motion for temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 13, 2011, the Publishers filed a motion with the United States Court of Appeals for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the Court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, an oral argument was made in front of a 9th Circuit appellate panel.  Meanwhile, on September 16, 2011, the district court granted the City’s summary judgment motion and denied the Publishers’ summary judgment motion ruling that the Ordinance did not violate the First Amendment. This final order gave the Publishers the opportunity to file a full consolidated appeal to the 9th Circuit, which has been fully briefed and argued.  On October 15, 2012, in a unanimous ruling by the 9th Circuit U.S. Court of Appeals, the court ruled that yellow pages qualify for full protection of the First Amendment to the U.S. Constitution.  Accordingly, the Ordinance does not survive. The Court reversed the trial court and instructed the trial court to enter judgment on behalf of the Publishers.

On April 26, 2011, the Company received a letter from the Philadelphia Equal Employment Opportunity Commission (“EEOC”) on behalf of a former employee indicating that the EEOC was conducting an investigation for a possible nationwide class claim.  The former employee was terminated after failing to memorize a sales pitch.  The EEOC alleges that the Company may have systematically discriminated against older employees and employees with disabilities by requiring them to memorize a sales pitch.  The Company is cooperating with the agency and has provided the agency with responsive documents requested in the EEOC’s original request. On August 1, 2012, the EEOC made a determination only with respect to the former employee, dropping their pursuit of any class claim.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against the Company, all its subsidiaries, the current chief executive officer and the former chief executive officer in the US District Court, Northern District of Texas, Dallas Division.  The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees.  On July 29, 2011, the Company filed a motion to dismiss the complaint.  In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime.  Subsequently, the Company amended its motion to dismiss in light of the new allegations.  On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice.  On March 29, 2012, the Court denied the Company’s motion to dismiss and granted the plaintiffs’ motion to conditionally certify the class.  The Company’s motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to the Company’s former and current employees. The time for opting into the class has expired, however the plaintiffs are still trying to seek allowance of late filers.

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

Pending Merger with Dex One

On August 20, 2012, SuperMedia, Dex One Corporation (“Dex”), Newdex, Inc., a direct wholly owned subsidiary of Dex (“Newco”) and Spruce Acquisition Sub, Inc., a direct wholly owned subsidiary of Newco (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for a “merger of equals” business combination of SuperMedia and Dex.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Dex will be merged with and into Newco with Newco continuing as the surviving corporation and Merger Sub will be merged with and into SuperMedia with SuperMedia continuing as the surviving corporation (collectively, the “Mergers”).  As a result of the Mergers, Newco will become a newly listed company and SuperMedia will become a direct wholly owned subsidiary of Newco.

Subject to the terms of the Merger Agreement, which has been approved by the boards of directors of SuperMedia and Dex, in each case, by the unanimous vote of all directors voting, at the effective time of the Mergers, (i) each outstanding share of Dex common stock (other than shares held by SuperMedia, Dex, Newco or any of their respective subsidiaries) will be converted into the right to receive 0.20 shares of Newco common stock, par value $0.001 per share (the “Newco Common Stock”), which reflects a 1-for-5 reverse stock split of Dex common stock and (ii) each outstanding share of SuperMedia common stock (other than shares held by SuperMedia, Dex, Newco or any of their respective subsidiaries) will be converted into the right to receive 0.4386 shares of Newco Common Stock.  Outstanding SuperMedia stock options will be cancelled at the effective time of the Mergers and, to the extent that SuperMedia’s closing stock price on the date of the Mergers exceeds the option strike price, will be settled in cash.  All other outstanding SuperMedia equity awards will generally convert into Newco Common Stock, after giving effect to the exchange ratio.  After the consummation of the Mergers, current SuperMedia stockholders will own approximately 40% of the combined company and current Dex stockholders will own approximately 60% of the combined company.

Completion of the Mergers is subject to certain conditions, including, among others: (i) SuperMedia stockholder approval, (ii) Dex stockholder approval, (iii) the registration statement on Form S-4 used to register the Newco Common Stock to be issued as consideration for the Mergers having been declared effective by the SEC, (iv) consent having been obtained from 100% of SuperMedia’s and Dex’s respective lenders to the Mergers and to the amendment and extension of their respective credit facilities, and other customary closing conditions.   The Merger Agreement may be terminated by either party if the conditions to closing are not satisfied and the closing has not occurred before November 30, 2012, which date may, under certain circumstances, be extended until December 31, 2012.

Following the announcement of the proposed Mergers, the current senior secured lenders for both companies formed a joint steering committee to evaluate the proposed amendments to the parties’ respective credit agreements as set forth in the Merger Agreement. Thus far, the senior secured lenders, acting through the steering committee, have rejected the proposed amendments to the parties’ respective credit agreements.  The Company and Dex continue to negotiate with the steering committee in an attempt to reach agreement on amendments to the parties’ respective credit agreements that will secure the consents necessary to effect the Mergers. In light of the current negotiations, however, the Company recognizes that the parties may not be able to obtain sufficient approval from the senior secured lenders to any proposed amendments to the parties’ respective credit agreements. Therefore, possible alternatives to the current transaction structure to effect the Mergers are under consideration, including a “prepackaged” restructuring of the parties’ senior secured indebtedness through proceedings instituted under Chapter 11 of the Bankruptcy Code to implement possible amendments that may garner sufficient, though not unanimous, support from the parties’ respective lenders, while otherwise maintaining the basic economic terms of the Merger Agreement.  However, there can be no assurance the Company and Dex can effect a transaction through an alternative structure, that the necessary consents will be obtained, or that the Mergers will be consummated.

The Merger Agreement may be terminated by either party if it determines in good faith that the lender consents will not be obtained by December 31, 2012. Accordingly, it is possible that the Merger Agreement will be terminated, unilaterally, by either party.  The parties may amend the Merger Agreement to extend this deadline, or may waive the deadline, but it is possible that no agreement to amend, and no decision to waive, will be reached or that any agreement to so amend would contain terms or conditions that are different from those in the Merger Agreement.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results of operations for the 2012 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

Advertising Sales

We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy. For the three and nine months ended September 30, 2012, net advertising sales declined 19.1% and 18.8%, respectively, compared to the same periods in 2011. For the three and nine months ended September 30, 2011 net advertising sales declined 15.6% and 16.7%, respectively, compared to the same periods in 2010. If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues.

Advertising sales for the nine months ended September 30, 2011 include negative adjustments of  $11 million related to the financial distress and operational wind down of a single certified marketing representative in our third-party national sales channel.  Excluding this impact, advertising sales for the nine months ended September 30, 2012 would have reflected a decline of 19.6%.  As of June 2011, these accounts were transitioned to other certified marketing representative firms.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth our consolidated operating results for the three months ended September 30, 2012 and 2011:

Three Months Ended September 30,	2012	2011	Change	% Change
	(in millions, except %)
Operating Revenue	$330	$399	$(69)	(17.3)%
Operating Expense
Selling	83	106	(23)	(21.7)
Cost of sales (exclusive of depreciation and amortization)	79	96	(17)	(17.7)
General and administrative	4	48	(44)	(91.7)
Depreciation and amortization	39	43	(4)	(9.3)
Impairment charge	—	1,003	(1,003)	(100.0)
Total Operating Expense	205	1,296	(1,091)	(84.2)

Operating Income (Loss)	125	(897)	1,022	NM
Interest expense, net	40	58	(18)	(31.0)
Income (Loss) Before Reorganization Items and Provision for Income Taxes	85	(955)	1,040	NM
Reorganization items	(1)	—	1	NM
Income (Loss) Before Provision for Income Taxes	84	(955)	1,039	NM
Provision for income taxes	32	13	19	146.2
Net Income (Loss)	$52	$(968)	$1,020	NM

Operating Revenue

Operating revenue of $330 million in the three months ended September 30, 2012 decreased $69 million, or 17.3%, compared to $399 million in the three months ended September 30, 2011. This decrease was primarily due to reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy.

Operating Expense

Operating expense of $205 million in the three months ended September 30, 2012 decreased $1,091 million, or 84.2%, compared to $1,296 million in the three months ended September 30, 2011, primarily due to a non-cash goodwill impairment charge of $1,003 million recorded in 2011, as well as the expense reductions described below.

Selling. Selling expense of $83 million in the three months ended September 30, 2012 decreased $23 million, or 21.7%, compared to $106 million in the three months ended September 30, 2011. This decrease resulted primarily from lower sales commissions, reduced advertising costs associated with our national advertising program, reduced employee benefit costs and lower employee related costs.

Cost of Sales. Cost of sales of $79 million in the three months ended September 30, 2012 decreased $17 million, or 17.7%, compared to $96 million in the three months ended September 30, 2011.  This decrease was primarily due to lower printing and distribution costs, reduced Internet traffic costs and lower employee related costs.

General and Administrative. General and administrative expense of $4 million in the three months ended September 30, 2012 decreased $44 million, or 91.7%, compared to $48 million in the three months ended September 30, 2011.  This decrease was primarily due to a $32 million credit to expense associated with the amortization of a deferred gain related to certain plan amendments associated with other post-employment benefits and reduced bad debt expense of $13 million.  In addition, the decrease was due to a charge in 2011 associated with a non-recurring vendor settlement, lower severance costs, lower contract services costs, and settlement losses recorded in 2011 associated with our pension plans.  These decreases were partially offset by merger transaction costs in 2012 associated with our proposed merger with Dex and costs associated with other employee benefits.  Bad debt expense of $2 million for the three months ended September 30, 2012, decreased by $13 million, or 86.7%, compared to $15 million for the three months ended September 30, 2011.  Bad debt expense as a percent of total operating revenue was 0.6% for the three months ended September 30, 2012, compared to 3.8% for the three months ended September 30, 2011.

Depreciation and Amortization. Depreciation and amortization expense of $39 million in the three months ended September 30, 2012 decreased $4 million, or 9.3%, compared to $43 million in the three months ended September 30, 2011.  This decrease was primarily due to lower amortization expense associated with capitalized internal use software.

Impairment Charge. In the three months ended September 30, 2011, the Company concluded there were indicators of potential goodwill impairment, including the decline in the trading value of the Company’s debt and equity securities and the impact of the then current economic and market conditions on our business. Based on the analysis performed, as of August 31, 2011, it was determined that the carrying value of the reporting unit including goodwill exceeded the fair value of the reporting unit, requiring the Company to perform Step 2 of the goodwill impairment test, to measure the amount of impairment loss, if any.  In performing Step 2 of the goodwill impairment test, the Company compared the implied value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, pretax goodwill impairment charge of $1,003 million ($997 million after-tax).

No impairment charges were recorded in the three months ended September 30, 2012.

Interest expense, net

Interest expense, net of interest income, of $40 million in the three months ended September 30, 2012 decreased $18 million, or 31.0%, compared to $58 million in the three months ended September 30, 2011, due to lower outstanding long-term debt obligations.

Provision for income taxes

Provision for income taxes of $32 million in the three months ended September 30, 2012 increased $19 million, or 146.2%, compared to $13 million in the three months ended September 30, 2011, primarily due to the impact of the items listed above. Our effective tax rates for the three months ended September 30, 2012 and 2011 were 38.1% and (1.4%), respectively. The results for the three months ended September 30, 2012 and 2011, include the effects of one-time discrete items, including the impact of the large non-deductible component of a goodwill impairment charge in 2011.  We anticipate our effective tax rate, including interest expense and other one-time discrete items, to approximate 30% for 2012, which includes an estimated rate reduction for non-taxable cancellation of indebtedness income (“CODI”) related to the Company’s below par debt repurchases. Generally, the discharge of a debt obligation for an amount less than its adjusted issue price creates CODI, which must be included in the Company’s taxable income; however, provisions of the Internal Revenue Code will allow the Company to permanently exclude this CODI from taxation.  Without this non-taxable CODI, our anticipated effective tax rate would approximate 36% for 2012. Our estimated effective tax rate for 2012 may be subject to changes in future periods. The full year effective tax rate for 2011 was (8.7%), primarily due to the impact of the large non-deductible component of a goodwill impairment charge.  The full year effective tax rate for 2011 was also impacted by the non-taxable CODI generated by a below par debt repurchase in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth our operating results for the nine months ended September 30, 2012 and 2011:

Nine Months Ended September 30,	2012	2011	Change	% Change
	(in millions, except %)
Operating Revenue	$1,042	$1,258	$(216)	(17.2)%
Operating Expense
Selling	261	334	(73)	(21.9)
Cost of sales (exclusive of depreciation and amortization)	249	312	(63)	(20.2)
General and administrative	78	166	(88)	(53.0)
Depreciation and amortization	119	131	(12)	(9.2)
Impairment charge	—	1,003	(1,003)	(100.0)
Total Operating Expense	707	1,946	(1,239)	(63.7)

Operating Income (Loss)	335	(688)	1,023	NM
Interest expense, net	129	172	(43)	(25.0)
Income (Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision for Income Taxes	206	(860)	1,066	NM
Reorganization items	(1)	(1)	—	—
Gains on early extinguishment of debt	51	—	51	NM
Income (Loss) Before Provision for Income Taxes	256	(861)	1,117	NM
Provision for income taxes	78	48	30	62.5
Net Income (Loss)	$178	$(909)	$1,087	NM

Operating Revenue

Operating revenue of $1,042 million for the nine months ended September 30, 2012 decreased $216 million, or 17.2%, compared to $1,258 million for the nine months ended September 30, 2011.  This decrease was primarily due to reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy.

Operating Expense

Operating expense of $707 million for the nine months ended September 30, 2012 decreased $1,239 million, or 63.7%, compared to $1,946 million for the nine months ended September 30, 2011 primarily due to a non-cash goodwill impairment charge of $1,003 million recorded in 2011, as well as the expense reductions described below.

Selling. Selling expense of $261 million for the nine months ended September 30, 2012 decreased $73 million, or 21.9%, compared to $334 million for the nine months ended September 30, 2011.  This decrease resulted primarily from lower sales commissions, lower employee related costs, reduced advertising costs associated with our national advertising program and lower employee benefit costs.

Cost of Sales. Cost of sales of $249 million for the nine months ended September 30, 2012 decreased $63 million, or 20.2%, compared to $312 million for the nine months ended September 30, 2011.  This decrease was primarily due to lower printing and distribution costs, reduced Internet traffic costs and lower employee related costs.

General and Administrative. General and administrative expense of $78 million for the nine months ended September 30, 2012 decreased $88 million, or 53.0%, compared to $166 million for the nine months ended September 30, 2011. This decrease was primarily due to a $32 million credit to expense associated with the amortization of a deferred gain related to certain plan amendments associated with other post-employment benefits and reduced bad debt expense of $35 million.  In addition, the decrease was due to lower severance costs, lower contract services costs, a charge in 2011 associated with a non-recurring vendor settlement and settlement losses recorded in 2011 associated with our pension plans.  These decreases were partially offset by merger transaction costs in 2012 associated with our proposed merger with Dex and costs associated with other employee benefits.  Bad debt expense of $15 million for the nine months ended September 30, 2012, decreased by $35 million, or 70.0%, compared to $50 million for the nine months ended September 30, 2011.  Bad debt expense as a percent of total operating revenue was 1.4% for the nine months ended September 30, 2012, compared to 4.0% for the nine months ended September 30, 2011.

Depreciation and Amortization. Depreciation and amortization expense of $119 million for the nine months ended September 30, 2012 decreased $12 million, or 9.2%, compared to $131 million for the nine months ended September 30, 2011. This decrease was primarily due to lower amortization expense associated with capitalized internal use software.

Impairment Charge. In the nine months ended September 30, 2011, the Company concluded there were indicators of potential goodwill impairment, including the decline in the trading value of the Company’s debt and equity securities and the impact of the then current economic and market conditions on our business. Based on the analysis performed, as of August 31, 2011, it was determined that the carrying value of the reporting unit including goodwill exceeded the fair value of the reporting unit, requiring the Company to perform Step 2 of the goodwill impairment test, to measure the amount of impairment loss, if any.  In performing Step 2 of the goodwill impairment test, the Company compared the implied value of the reporting unit’s goodwill to its carrying value of goodwill.  This test resulted in a non-cash, pretax goodwill impairment charge of $1,003 million ($997 million after-tax), which was recognized during the nine months ended September 30, 2011.

No impairment charges were recorded in the nine months ended September 30, 2012.

Interest expense, net

Interest expense, net of interest income, of $129 million for the nine months ended September 30, 2012 decreased $43 million, or 25.0%, compared to $172 million for the nine months ended September 30, 2011 due to lower outstanding long-term debt obligations.

Gains on early extinguishment of debt

In the nine months ended September 30, 2012, the Company recorded non-taxable gains of $51 million related to the early extinguishment of a portion of our senior secured term loans.  On May 5, 2012, the Company utilized $33 million in cash to prepay $56 million of the senior secured term loans at a rate of 59% of par.  This transaction resulted in the Company recording a $23 million non-taxable gain ($23 million gain offset by less than $1 million in administrative fees).  On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a $28 million non-taxable gain ($29 million gain offset by $1 million in administrative fees).

Provision for income taxes

Provision for income taxes of $78 million in the nine months ended September 30, 2012 increased $30 million, or 62.5%, compared to $48 million in the nine months ended September 30, 2011, primarily due to the impact of the items listed above. Our effective tax rates for the nine months ended September 30, 2012 and 2011 were 30.5% and (5.6%), respectively. The results for the nine months ended September 30, 2012 and 2011, include the effects of one-time discrete items, including the impact of the large non-deductible component of a goodwill impairment charge in 2011.  We anticipate our effective tax rate, including interest expense and other one-time discrete items, to approximate 30% for 2012, which includes an estimated rate reduction for non-taxable CODI related to the Company’s below par debt repurchases. Generally, the discharge of a debt obligation for an amount less than its adjusted issue price creates CODI, which must be included in the Company’s taxable income; however, provisions of the Internal Revenue Code will allow the Company to permanently exclude this CODI from taxation.  Without this non-taxable CODI, our anticipated effective tax rate would approximate 36% for 2012. Our estimated effective tax rate for 2012 may be subject to changes in future periods. The full year effective tax rate for 2011 was (8.7%), primarily due to the impact of the large non-deductible component of a goodwill impairment charge.  The full year effective tax rate for 2011 was also impacted by the non-taxable CODI generated by a below par debt repurchase in 2011.

Liquidity and Capital Resources

The following table sets forth a summary of cash flows for the nine months ended September 30, 2012 and 2011:

Nine Months Ended September 30,	2012	2011	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$234	$140	$94
Investing activities	(9)	(11)	2
Financing activities	(221)	(36)	(185)
Increase In Cash and Cash Equivalents	$4	$93	$(89)

Our primary source of funds continues to be cash generated from operations. For the nine months ended September 30, 2012, net cash provided by operating activities increased $94 million, compared to the nine months ended September 30, 2011 primarily due to lower income tax payments of $81 million and lower interest payments associated with reduced debt obligations.  Our income tax payments in 2011 of $143 million included a federal tax payment of $72 million related to our 2010 income tax obligations. The remaining increase in net cash provided by operating activities was due to reduced expenditures and lower severance payments.  These increases were partially offset by lower cash collections associated with lower revenues and funding of $9 million by the Company to a qualified pension plan.

Net cash used in financing activities of $221 million for the nine months ended September 30, 2012 increased $185 million compared to $36 million for the nine months ended September 30, 2011. This decrease was primarily driven by additional debt principal payments of $182 million in 2012.

During the nine months ended September 30, 2012, the Company made cash debt payments of $218 million, which reduced the Company’s debt obligations by $270 million.  On May 5, 2012, the Company utilized $33 million in cash to prepay $56 million of the senior secured term loans at a rate of 59% of par.  This transaction resulted in the Company recording a $23 million non-taxable gain ($23 million gain offset by less than $1 million in administrative fees).  On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a $28 million non-taxable gain ($29 million gain offset by $1 million in administrative fees).  These below par payment transactions were recorded as gains on early extinguishment of debt on the Company’s 2012 consolidated statements of comprehensive income.

For the nine months ended September 30, 2012, the Company also made additional debt principal payments, at par, of $154 million.  On October 3, 2012, the Company made a mandatory principal payment of $1 million at par.  During the nine months ended September 30, 2011, the Company made a mandatory principal payment of $36 million.  On October 13, 2011, the Company made a mandatory principal payment of $60 million, at par.

On June 25, 2012, the Company amended its other post-employment benefit plans.  Accordingly, as of the nine months ended September 30, 2012, the Company recorded a pretax reduction of $257 million to its employee benefit obligations and an after-tax deferred gain to accumulated other comprehensive income of $161 million.  The Company estimates its cash outlays for these benefits to be $20 million in 2012, $14 million in 2013 and less than $1 million in years thereafter.

We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2012.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02 (“ASU 2012-02”), “Testing Indefinite-Lived Intangible Assets for Impairment,” which amends Accounting Standards Codification 350, “Intangibles—Goodwill and Other.” The amended guidance allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for interim and annual periods beginning after September 15, 2012 and early adoption is permitted. The Company anticipates that the adoption of ASU 2012-02 will not have a material impact on our consolidated financial statements.

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

In September 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amended guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. The Company has adopted the provisions of ASU 2011-05 as required.

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

The Company establishes reserves for the estimated losses on specific contingent liabilities, for regulatory and legal actions where the Company deems a loss to be probable and the amount of the loss can be reasonably estimated. In other instances, the Company is not able to make a reasonable estimate of liability because of the uncertainties related to the outcome or the amount or range of potential loss. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below will have a material adverse effect on its statement of comprehensive income (loss).

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not against the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of the Company’s current officers (but not against the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008 and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District of Texas and a lead plaintiff and lead plaintiffs’ attorney have been selected (the “Buettgen” case).  On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint.  On August 11, 2010, in a one line order without an opinion, the Court denied the Company’s motion to dismiss.  On May 19, 2011, the Court granted the plaintiffs’ motion certifying a class.  Subsequently, the Fifth Circuit Court of Appeals denied the Company’s petition for an interlocutory appeal of the class certification order.  Discovery has commenced.  On September 24, 2012, the Company defendants filed a motion for summary judgment seeking a complete dismissal. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case).  The Corwin case generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 10, 2010, the court in the Buettgen case granted the Company’s motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act.  After the adverse decision in the Buettgen case, the parties agreed to a scheduling order consistent with the prior Buettgen stay order.  Several of the Company defendants have filed motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

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

On June 26, 2012, the Company filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division where the Company seeks a declaratory judgment concerning the Company’s right to enact several amendments that were recently made to its retiree health and welfare benefit plans, and more generally the Company’s right to modify, amend or terminate these plans.  Although the court initially consolidated this case with the above case, it later reversed itself and kept the case separate.  Several of the defendants have filed motions to dismiss.

On December 10, 2009, a former employee with a history of litigation against the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company’s EBC.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  On March 16, 2011, the Court granted the Company defendants’ motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint.  The Company defendants have filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the Company defendants’ second motion dismissing the case with prejudice.  The plaintiffs have filed a notice of their intent to appeal the dismissal and briefing in the 5th Circuit U.S. Court of Appeals has begun.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 15, 2010, a group of publishers including the Company led by the Local Search Association (formerly the Yellow Pages Association), (the “Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging an ordinance enacted by the City of Seattle requiring the Publishers of yellow pages directories distributed in the City of Seattle to obtain a license from the City, and pay a tax to distribute the directory publications and permitting all the potential recipients of the yellow pages to opt out of receiving the directory using a common City-sanctioned opt out registry, (the “Ordinance”).  The suit challenged the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution, and violating the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to stop the operation of the Ordinance before the first publication of the Dex Seattle directory.  After no order was forthcoming from the Court, the Publishers filed a motion for temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 13, 2011, the Publishers filed a motion with the United States Court of Appeals for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the Court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, an oral argument was made in front of a 9th Circuit appellate panel.  Meanwhile, on September 16, 2011, the district court granted the City’s summary judgment motion and denied the Publishers’ summary judgment motion ruling that the Ordinance did not violate the First Amendment. This final order gave the Publishers the opportunity to file a full consolidated appeal to the 9th Circuit, which has been fully briefed and argued.  On October 15, 2012, in a unanimous ruling by the 9th Circuit U.S. Court of Appeals, the court ruled that yellow pages qualify for full protection of the First Amendment to the U.S. Constitution.  Accordingly, the Ordinance does not survive. The Court reversed the trial court and instructed the trial court to enter judgment on behalf of the Publishers.

On April 26, 2011, the Company received a letter from the Philadelphia Equal Employment Opportunity Commission (“EEOC”) on behalf of a former employee indicating that the EEOC was conducting an investigation for a possible nationwide class claim.  The former employee was terminated after failing to memorize a sales pitch.  The EEOC alleges that the Company may have systematically discriminated against older employees and employees with disabilities by requiring them to memorize a sales pitch.  The Company is cooperating with the agency and has provided the agency with responsive documents requested in the EEOC’s original request. On August 1, 2012, the EEOC made a determination only with respect to the former employee, dropping their pursuit of any class claim.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against the Company, all its subsidiaries, the current chief executive officer and the former chief executive officer in the US District Court, Northern District of Texas, Dallas Division.  The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees.  On July 29, 2011, the Company filed a motion to dismiss the complaint.  In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime.  Subsequently, the Company amended its motion to dismiss in light of the new allegations.  On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice.  On March 29, 2012, the Court denied the Company’s motion to dismiss and granted the plaintiffs’ motion to conditionally certify the class.  The Company’s motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to the Company’s former and current employees. The time for opting into the class has expired, however the plaintiffs are still trying to seek allowance of late filers.

Item 1A.                                Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to the risks set forth below and other information set forth in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II of our 2011 Annual Report, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.  The risks described in this Quarterly Report and in our 2011 Annual Report are not the only risks facing our Company.  Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that could materially adversely affect our business, financial condition, operating results or cash flow in the future.

Dex and SuperMedia may be unable to obtain in the anticipated timeframe, or at all, the necessary consents to the Mergers from their respective stockholders and senior secured creditors, or such consents may not be obtainable on satisfactory terms.

Completion of the Mergers is contingent upon, among other things, each of Dex and SuperMedia (a) obtaining consent to the transaction from their respective stockholders and (b) reaching an agreement with 100% of their senior secured creditors to amend their respective secured credit facilities in a manner acceptable to each of Dex and SuperMedia.  We cannot predict the likelihood of stockholder approval of the Mergers, and it will be difficult to obtain the required consent of 100% of our secured creditors.  In addition, any amendments to the respective secured credit facilities may contain terms, conditions or restrictions that would be detrimental to the combined companies following the Mergers.

Either Dex or SuperMedia may terminate the Merger Agreement.

The Merger Agreement may be terminated by either party if the conditions to closing are not satisfied and the closing has not occurred before November 30, 2012, which date may, under certain circumstances, be extended until December 31, 2012. It is not likely that we will obtain the necessary consents and be able to close the Mergers before either such date.  In addition, the Merger Agreement may be terminated by either party at any time if it determines in good faith that the lender consents will not be obtained by the outside date. Accordingly, it is possible that the Merger Agreement will be terminated, unilaterally, by either party.  The parties may amend the Merger Agreement to extend these deadlines, or may waive the deadlines, but it is possible that no agreement to amend, and no decision to waive, will be reached or that any agreement to so amend would contain terms or conditions that are different from, and less favorable than, the Merger Agreement.

In order to effect a combination with Dex, we may pursue alternatives that have adverse consequences for various constituencies.

We continue to negotiate with our senior secured lenders to obtain the consents necessary to effect the Mergers. Thus far, the senior secured lenders, acting through the steering committee, have rejected the proposed amendments to the parties’ respective credit agreements.  The Company and Dex continue to negotiate with the steering committee in an attempt to reach agreement on amendments to the parties’ respective credit agreements that will secure the consents necessary to effect the Mergers. In light of the current negotiations, however, the Company recognizes that the parties may not be able to obtain sufficient approval from the senior secured lenders to any proposed amendments to the parties’ respective credit agreements. Therefore, possible alternatives to the current transaction structure to effect the Mergers are under consideration, including a “prepackaged” restructuring of the parties’ senior secured indebtedness through proceedings instituted under Chapter 11 of the Bankruptcy Code to implement possible amendments that may garner sufficient, though not unanimous, support from the parties’ respective lenders, while otherwise maintaining the basic economic terms of the Merger Agreement.  However, there can be no assurance the Company and Dex can effect a transaction through an alternative structure, that the necessary consents will be obtained, or that the Mergers will be consummated.

Any delay in completing, or any additional conditions imposed in order to complete, the Mergers may materially and adversely affect the synergies and other benefits that we expect to achieve from the transaction and the integration of the businesses.

The transaction is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, and these conditions may not be satisfied.  Furthermore, the requirements for obtaining any required stockholder, secured creditor or regulatory consents and approvals could delay the completion of the Mergers for a significant period of time or prevent it from occurring altogether.  Any delay in completing the Mergers could materially and adversely affect the synergies and other benefits that we expect to achieve from the Mergers and the integration of the businesses.

We will be subject to business uncertainties and contractual restrictions while the proposed transaction with Dex is pending.

Uncertainty about the effect of the Mergers on employees and customers may have an adverse effect on our Company. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers and others that deal with the Company to defer entering into contracts with or making other decisions concerning the Company or seek to change existing business relationships with the Company. Some of our commercial contracts contain change-of-control provisions that may give rise to a right of termination or cancellation in connection with the proposed transaction with Dex. In addition, if key employees depart because of uncertainty about their future roles and the potential risks of the transaction, our businesses could be harmed. The Merger Agreement restricts us from making specified acquisitions and taking other specified actions until the transaction is completed or the Merger Agreement is terminated. These restrictions may prevent us from pursuing attractive business opportunities that may arise.

We will incur significant transaction and transaction-related transition costs in connection with the proposed transaction with Dex.

We expect that we will incur significant fees and expenses relating to amending existing secured credit agreements and legal, accounting and other transaction fees and other costs associated with our efforts to complete the Mergers.  Some of these costs are payable regardless of whether the transaction is completed, and these costs may be higher than we currently anticipate. We will also incur significant costs in connection with integrating the operations of the two companies, if the transaction is completed, and we may incur additional costs to maintain employee morale and to retain key employees.  Upon termination of the Merger Agreement under specified circumstances, we may be required to pay the other party an expense reimbursement of up to a maximum amount of $7.5 million.

Failure to complete the Mergers could negatively impact our business.

If the transaction with Dex is not completed, our ongoing businesses may be adversely affected and there may be adverse consequences, including:

•                  the adverse impact to our business caused by the focus on the transaction, without realizing any of the anticipated benefits of the Mergers;

•                  a negative impact on the market price of our common stock; and

•                  the possibility of being unable to repay indebtedness when due and payable, and pursuing a proceeding under Chapter 11 of the Bankruptcy Code.

If we are successful in completing the Mergers, failure to successfully integrate our business with that of Dex, or failure to do so in the expected time frame, or at all, may adversely affect our future results.

To realize these anticipated benefits of the Mergers, we must successfully combine our business with that of Dex. Historically, Dex and SuperMedia have been independent companies, and we will continue to operate as such until the completion of the Mergers. If we do not successfully integrate our business operations with Dex, the anticipated benefits of the Mergers may not be realized fully or at all or may take longer to realize than expected. The integration is also likely to be complex and time consuming and require substantial resources and effort. The diversion of the attention of management from its current operations to the integration effort could adversely affect our business. The integration process and other disruptions resulting from the Mergers may also disrupt our ongoing businesses and/or adversely affect our relationships with employees, regulators and others with whom we have business or other dealings.  There can be no assurance that we will be able to accomplish this integration process on a timely basis.

The Merger Agreement limits Dex’s and SuperMedia’s ability to pursue alternatives to the transaction.

The Merger Agreement restricts that ability of each party to pursue alternatives to the proposed transaction, which could result in our inability to pursue other transactions that may be in the interests of our constituencies.  Specifically, each of Dex and SuperMedia has agreed that it will not, among other things, solicit,  initiate, encourage or facilitate, or engage in discussions, negotiations or agreements regarding, proposals to acquire 10% or more of the stock or assets of Dex or SuperMedia, subject to limited exceptions, including that a party may take specified actions in the event it receives an unsolicited acquisition proposal that constitutes a superior proposal or is reasonably expected to lead to a superior proposal, and the party’s board of directors determines in good faith, after consultation with its outside legal counsel and financial advisor, that a failure to take action with respect to such takeover proposal would be inconsistent with its duties under applicable law. Each party has also agreed that its board of directors will not change its recommendation to its stockholders or approve any alternative agreement, subject to limited exceptions, including that, at any time prior to the applicable stockholder approval, the applicable board of directors may make a change in recommendation of the transaction if such board concludes in good faith, after consultation with its outside legal counsel and financial advisor, that (1) the failure to take such action would be inconsistent with its duties under applicable laws, (2) if requested by the other party, its representatives shall have negotiated in good faith with the other party for three business days and (3) if such change in recommendation is related to an alternative acquisition proposal, that such proposal constitutes a superior proposal.

Item 2.                                         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares acquired from employees during the three months ended September 30, 2012 as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees pursuant to the 2009 Incentive Compensation Plan and the SuperMedia Inc. Long-Term Incentive Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	18	$2.14	—	—
August 1 – August 31	86	$2.68	—	—
September 1 – September 30	—	—	—	—
Total	104	$2.58	—	—

Item 3.                                         Defaults Upon Senior Securities.

None.

Item 4.                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                         Other Information.

None.

Item 6.                                           Exhibits.

Exhibits:
2.1

Agreement and Plan of Merger by and among SuperMedia Inc., Dex One Corporation, Newdex, Inc., and Spruce Acquisition Sub, Inc., dated August 20, 2012 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A, filed August 23, 2012).

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

SUPERMEDIA INC.

October 30, 2012	/s/ Peter J. McDonald
Peter J. McDonald
Chief Executive Officer (Principal Executive Officer)

October 30, 2012	/s/ Samuel D. Jones
Samuel D. Jones
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:
2.1

Agreement and Plan of Merger by and among SuperMedia Inc., Dex One Corporation, Newdex, Inc., and Spruce Acquisition Sub, Inc., dated August 20, 2012 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A, filed August 23, 2012).

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