Form 10-K
period 2012-12-31
SUPERMEDIA INC.
filed 2013-03-21
CIK 1367396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $27,214,053, based upon the closing price of the shares on the NASDAQ Stock Market LLC on that date.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒    No ☐

As of March 14, 2013, there were 15,649,433 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

We own or have rights to various copyrights, trademarks, service marks and trade names in our business, including, but not limited to, SuperMedia®, Superpages®, SuperWhitePages®, Verizon® Yellow Pages, Verizon® White Pages, FairPoint® Yellow Pages, frontier® Yellow Pages, Superpages.com®, LocalSearch.comSM, Everycarlisted.comSM, SuperpagesMobile®, SuperGuaranteeSM, the SuperGuarantee shield, SuperGuarantee Autos®, and SuperpagesDirect®. This report also includes copyrights, trademarks and/or trade names of other companies.

i

FORWARD-LOOKING STATEMENTS

Some statements included in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws. Statements that include the words “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. You should not place undue reliance on these statements.  These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general.  Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risks related to the following:

•                  the potential adverse impacts of failure to complete, or delay in completing, the proposed merger with Dex One Corporation (“Dex One”) as a result of obtaining consents from the stockholders and secured creditors of Dex One or the Company;

•                  the business uncertainties and contractual restrictions arising from the timing and closing of the proposed merger with Dex One, including the possible inability to consummate the proposed merger on the terms originally contemplated;

•                  the risk that anticipated cost savings, growth opportunities and other financial and operating benefits as a result of the proposed merger may not be realized or may take longer to realize than expected;

•                  the risk that benefits from the transaction may be significantly offset by costs incurred in integrating Dex One and the Company;

•                  difficulties in connection with the process of integrating Dex One and the Company if the transaction with Dex One is consummated, including: coordinating geographically separate organizations; integrating business cultures, which could prove to be incompatible; difficulties and costs of integrating information technology systems; and the potential difficulty in retaining key officers and personnel;

•                  the risks related to the impact either Dex One’s or the Company’s voluntary case under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) to consummate the proposed merger (together, “Chapter 11 cases”) could have on the Company’s business operations, financial condition, liquidity or cash flow;

•                  the risks related to other parties objecting to the Chapter 11 cases and the resulting cost and expenses of delays in either Chapter 11 case;

•                  risks that the combined company will incur significant, non-recurring costs in connection with the administration of the Chapter 11 cases;

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

ii

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

iii

Item 1.  Business.

Overview

SuperMedia Inc. (“SuperMedia,” “we,” “our,” “us,” “Successor” or the “Company”), formerly known as Idearc Inc. (“Idearc” or “Predecessor Company”), is one of the largest yellow pages directory publishers in the United States as measured by revenue.  We also offer digital advertising solutions. We place our clients’ business information into our portfolio of local media solutions, which includes the Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, and our mobile sites and mobile applications.  In addition, we offer solutions for social media, digital content creation and management, reputation management and search engine optimization.

Together with our predecessor companies, we have more than 125 years of experience in the directory business. We primarily operate and are the official publisher in the markets in which Verizon Communications Inc. (“Verizon”), or its formerly owned properties now owned by FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”), are the incumbent local exchange carriers. We use their brands on our print directories in these and other specified markets. We have a number of agreements with them that govern our publishing relationship, including publishing agreements, branding agreements, and non-competition agreements, each of which has a term expiring in 2036.

We have a geographically diversified revenue base covering markets in 32 states for Superpages directories and in all 50 states for Superpages.com and our other digital solutions.  In 2012, we published more than 1,000 distinct directory titles and distributed about 74 million copies of these directories to businesses and residences in the United States.

Bankruptcy Filing and Proposed Merger with Dex One

Bankruptcy Filing

On March 18, 2013, SuperMedia and all of its domestic subsidiaries filed voluntary bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization under the provisions of Chapter 11 of the Bankruptcy Code.  Concurrently with the bankruptcy petitions, SuperMedia filed and requested confirmation of a prepackaged plan of reorganization (the “prepackaged plan”).  The prepackaged plan seeks to effect the proposed merger and related transactions contemplated by our Merger Agreement (as defined below) with Dex One Corporation (“Dex One”), which is discussed in more detail below.  Also on March 18, 2013, Dex One and its domestic subsidiaries filed separate voluntary bankruptcy petitions in the Bankruptcy Court, and Dex One is seeking approval of its separate prepackaged plan of reorganization (together with SuperMedia’s prepackaged plan, the “prepackaged plans”).

The prepackaged plans are an alternative means by which to consummate the proposed merger and the other transactions contemplated by the Merger Agreement, including required amendments (the “financing amendments”) to SuperMedia’s and Dex One’s respective credit agreements (collectively, the “transaction”).  The Merger Agreement allows the transaction to be completed through Chapter 11 cases, if either SuperMedia or Dex One were unable to obtain its stockholders’s approval of the Merger Agreement or unanimous lender approval of the financing amendments.

At a special meeting on March 13, 2013, our stockholders voted to approve and adopt the Merger Agreement and the proposed merger in the event that we were able to obtain unanimous lender approval of the transaction.  In addition, prior to the March 13, 2013 voting deadline, our stockholders and lenders voted to accept the prepackaged plan in the event that we were unable to obtain unanimous lender approval of the transaction and, alternatively, elected to effect the transaction through Chapter 11 cases.  Similarly, Dex One’s stockholders also voted to approve and adopt the Merger Agreement and the proposed merger in the event that Dex One was able to obtain unanimous lender approval of the transaction, and Dex One’s stockholders and lenders voted to accept the prepackaged plan in the event Dex One was not able to obtain unanimous lender approval of the transaction.

Subsequent to the special meeting, our board of directors determined that we had not obtained the unanimous lender approval required to effect the transaction outside of court.  Accordingly, on March 18, 2013, we filed our voluntary bankruptcy petition in order to seek approval of the prepackaged plan and the completion of the transaction.

There can be no assurance that the Bankruptcy Court will confirm the prepackaged plans in a timely manner.  While operating under Chapter 11, the Company’s operations will be subject to oversight by the Bankruptcy Court, which could lead to uncertainties as to the realization of assets and satisfaction of obligations in the normal course of business.

Our prepackaged plan, including the effects of the transaction, could result in changes to our current debt and equity ownership structure.  The prepackaged plan and the effects of the transaction will also result in our assets and liabilities being re-valued under applicable accounting guidelines.

Merger Agreement

On August 20, 2012, SuperMedia, Dex One, Newdex Inc. (“Newdex”), and Spruce Acquisition Sub, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Original Merger Agreement,” and as amended and restated, the “Merger Agreement”), providing for a business combination of SuperMedia and Dex One.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Dex One will be merged with and into Newdex, with Newdex continuing as the surviving corporation, and Merger Sub will be merged with and into SuperMedia, with SuperMedia continuing as the surviving corporation (the “Mergers”).  As a result of the Mergers, Newdex will become a newly listed company and SuperMedia will become a direct wholly owned subsidiary of Newdex.

Following the announcement of the proposed Mergers, the current senior secured lenders for SuperMedia and Dex One formed a joint steering committee to evaluate the proposed amendments to the parties’ respective credit agreements as set forth in the Original Merger Agreement.

On December 5, 2012, SuperMedia, Dex One, Newdex, and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger which amended and restated the Original Merger Agreement to, among other things, (i) extend the date on which a party may unilaterally terminate the Merger Agreement from December 31, 2012 to June 30, 2013, (ii) reduce the number of directors of Newdex after the effectiveness of the Mergers from eleven to ten, and (iii) provide that if either Dex One or SuperMedia is unable to obtain the requisite consents to the Mergers from its stockholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders, the Mergers could be effected through the prepackaged plans.

Also on December 5, 2012, we entered into a Support and Limited Waiver Agreement (the “Support Agreement”) with certain of our senior secured lenders and the administrative agent under our senior secured credit facility.  The Support Agreement sets forth the obligations and commitments of the parties with respect to the transaction.  Specifically, the lenders party to the Support Agreement agreed, subject to the terms of the Support Agreement, (i) to support and take reasonable action in furtherance of the financing amendments and the Support Agreement, (ii) to timely vote to accept our prepackaged plan, and (iii) in the event that we elected to effect the Mergers through Chapter 11 cases, (a) to support approval of our lender disclosure statement and confirmation of our prepackaged plan, (b) to support certain relief to be requested by SuperMedia from the Bankruptcy Court, (c) to refrain from taking any action inconsistent with the confirmation of our prepackaged plan, and (d) not to propose, support, solicit, or participate in the formulation of any plan other than our prepackaged plan.  On the same date, Dex One entered into a support agreement on substantially similar terms with the lenders and administrative agents under its senior secured credit facilities.

Subject to the terms of the Merger Agreement, which has been approved by the boards of directors of SuperMedia and Dex One, in each case by the unanimous vote of all directors voting, at the effective time of the Mergers, (i) each outstanding share of Dex One common stock (other than shares held by SuperMedia, Dex One, Newdex or any of their respective subsidiaries) will be converted into the right to receive 0.20 shares of Newdex common stock, par value $0.001 per share (the “Newdex Common Stock”), which reflects a 1-for-5 reverse stock split of Dex One common stock, and (ii) each outstanding share of SuperMedia common stock (other than shares held by SuperMedia, Dex One, Newdex or any of their respective subsidiaries) will be converted into the right to receive 0.4386 shares of Newdex Common Stock.  Outstanding SuperMedia stock options will be cancelled at the effective time of the Mergers and, to the extent that SuperMedia’s closing stock price on the date of the Mergers exceeds the option strike price, will be settled in cash.  All other outstanding SuperMedia equity awards will generally convert into Newdex Common Stock, after giving effect to the exchange ratio.  Immediately after the completion of the Mergers, we anticipate that current SuperMedia stockholders will own approximately 40% and current Dex One stockholders will own approximately 60% of Newdex, the combined company.

Completion of the Mergers is subject to conditions, including, among others: (i) the Bankruptcy Court having confirmed the pre-packaged plan of reorganization of such party substantially in the form provided in the Merger Agreement, (ii) SuperMedia and Dex One, and certain of their respective subsidiaries, having entered into a tax sharing agreement and a shared services agreement, and (iii) authorization having been obtained for the listing on the New York Stock Exchange or the Nasdaq Stock Market of the Newdex Common Stock to be issued as consideration in the Mergers.

As more fully described below, we are a party to that certain loan agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (as amended, the “Loan Agreement”), providing for the issuance of $2,750 million of senior secured term loans with a maturity date of December 15, 2015. As part of the prepackaged plan, the Loan

Agreement will be amended and restated to extend the maturity date to December 31, 2016 as well as modify certain other provisions, including the revision of interest rate spreads as follows:

	ABR	Eurodollar
Current Spread	7.00%	8.00%
Revised Spread	7.60%	8.60%

The prepackaged plan will effect the transactions contemplated by the Merger Agreement, including the financing amendments, the tax sharing agreement and the shared services agreement.

The Merger Agreement contains certain termination rights for both SuperMedia and Dex One, including, among others, if the Mergers are not consummated on or before June 30, 2013.  The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances following receipt from or announcement by a third party of an alternative transaction proposal, including termination of the Merger Agreement by SuperMedia or Dex One as a result of an adverse change in the recommendation of the Mergers by the other party’s board of directors, SuperMedia may be required to pay to Dex One, or Dex One may be required to pay to SuperMedia, an expense reimbursement up to a maximum amount of $7.5 million.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is predicated upon, among other things, the successful completion of the pre-packaged plans.  While the Company is committed to pursuing completion of the pre-packaged plans and the Mergers, there can be no assurance that the pre-packaged plans will be approved as submitted to the Bankruptcy Court; and therefore, there is uncertainty about the Company’s ability to realize its assets or satisfy its liabilities in the normal course of business.  The Company’s consolidated financial statements do not include any adjustments that might result from this uncertainty.

Business Strategy and Competitive Strengths

Our strategy will continue to focus on being the trusted marketing partner for businesses, by offering them solutions to meet their specific promotional media needs.  We believe our media solutions provide a better return on investment relative to many other media alternatives. In making a decision to advertise, we believe that our clients recognize that a large number of consumers who consult our search solutions then make a purchase from information about local businesses that they find through SuperMedia, and that a broad and diverse demographic and geographic base of consumers reference both print and digital media. We also believe that our clients value the quality of our client service and other support we provide.

Our ability to develop and adapt our print and digital media solutions helps our clients reach more consumers in more ways, and is key to increasing consumer usage and generating revenue. We are continuing to enhance our offerings by focusing on improvements in content, technology and user experience. We continue to serve the promotional needs of local and national businesses by offering media solutions that fit their needs and budgets. To further seek to increase our clients’ return on investment, we continue to refine programs that align each client’s investment with the value of the media solutions purchased.

We believe that the following strengths will enable us to continue to compete in the local media marketplace:

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

•             Our Presence in the Local Digital Search Market.  We have a presence in the local digital search market with Superpages.com and the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, mobile sites and mobile applications. In 2012, the Superpages.com network had more than 152 billion searches. Under agreements with a number of major search engines, through the Superpages.com network we place locally focused business information on those search engines’ websites, providing higher traffic volume for our clients.

•             Superior Value Proposition.  We believe our promotional solutions provide our clients with a greater value proposition than many other media, because they target consumers at the key time when they are actively seeking information to make a purchase, and also reach consumers during several preceding and post purchase stages of the buying cycle.  This is accomplished through print and digital listing and campaign based solutions as well as through the addition of social and mobile solutions. We believe our solutions increase the value for our clients by providing a competitive cost per reference. Cost per reference is a measure of a business’s cost per contact generated from its promotional spending. Further, we believe that our solutions provide a higher return on investment for a large number of business types than many other local advertising alternatives, including newspapers, television and radio. We offer our clients an array of complementary media solutions, including Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network, as well as social media, digital content creation and management, reputation management and search engine optimization, all of which extend our clients’ reach.

•             Large Locally Based Sales Force.  The majority of our sales force is locally based, consisting mainly of premise media consultants who generally focus on face-to-face sales. We believe the size, local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with our clients. Annually, our local client renewal rates (which exclude the loss of clients that did not renew because they are no longer in business) have been at approximately 80%.  In addition, we have well-established training programs, practices and procedures to manage the productivity and effectiveness of our sales force.

•             Innovative and Adaptive Offerings.  We believe we are adept at both developing innovative offerings for our clients and adapting quickly to consumer preferences. The Company offers a SuperGuarantee marketing program to select clients in select categories designed to make it easier and faster for consumers to find businesses they trust. Our SuperGuarantee program provides a limited guarantee of the services performed by certain of our clients.  We continually update our consumer offerings on Superpages.com, as well as our client offerings through the addition of solutions based on changing consumer behavior.  For example, we have continued to develop digital solutions and media to adapt to market demands and advances in technology, such as social and mobile offerings, and to effectively compete or partner with other digital information providers.

•             Diverse and Attractive Markets.  We have a geographically diversified revenue base covering markets in 32 states for Superpages directories and in all 50 states for Superpages.com and our other digital solutions. We believe our markets are attractive for local and national advertisers due to the concentration of consumers whose spending is higher than the national average. We believe we have some degree of protection from regional market fluctuations because we have a presence in diverse markets across the country. In 2012, our top ten directories, as measured by revenue, accounted for approximately 8% of our revenue and no single directory accounted for more than 2% of our revenue.

•             Broad Client Base.  Our revenue comes from approximately 333,000 local clients as of December 31, 2012.  We do not depend, to any significant extent, on the sale of our solutions to a particular industry or to a particular client. Annually, our local clients’ renewal rates (which exclude the loss of clients that did not renew because they are no longer in business) have been at approximately 80%.  In 2012, no single local client accounted for more than 0.2% of our revenue, with our top ten local clients collectively, representing less than 1% of our revenue.

History

We began publishing directories as part of the “Bell System” under AT&T. In 1936, GTE was founded and shortly thereafter began publishing directories. In 1984, the local exchange businesses (including the directory operations) of AT&T were reorganized into seven “regional bell operating companies”, which were spun-off as independent companies. Two of those companies, NYNEX and Bell Atlantic, combined their businesses when Bell Atlantic acquired NYNEX in 1997. The combined directory operations of NYNEX, Bell Atlantic and GTE began doing business as Verizon Directories Corp. after GTE became a wholly owned subsidiary of Bell Atlantic in 2000 and Bell Atlantic was renamed Verizon Communications Inc. (“Verizon”).

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

Markets

In 2012, we published more than 1,000 directories in 32 states and distributed approximately 74 million directories to businesses and residences in the United States. In 2012, our top ten directories, as measured by revenue, accounted for approximately 8% of our revenue and no single directory accounted for more than 2% of our revenue. Our directories are generally well established in their communities and cover contiguous geographic areas to create a strong local market presence and allow for selling efficiencies.

In connection with the spin-off from Verizon, we entered into a number of agreements with Verizon to preserve the benefits of being the official publisher of Verizon print directories. These agreements include a publishing agreement, a branding agreement, and a non-competition agreement, each of which has an initial term of 30 years, expiring in 2036. The publishing agreement will automatically renew for additional five-year terms unless we or Verizon provide notice of early termination. Under the publishing agreement, Verizon named us the official publisher of Verizon print directories of wireline listings for markets in which Verizon was the incumbent local exchange carrier.  In the branding agreement, Verizon granted us a limited right to use some Verizon trademarks and service marks in connection with publishing certain print directories and to identify ourselves as its official print directory publisher.  Under the non-competition agreement, Verizon generally agreed not to publish tangible or digital (excluding Internet) media directories consisting principally of wireline listings and classified advertisements of subscribers in the applicable markets.

We also have a number of agreements with FairPoint in connection with the transfer by Verizon to FairPoint of local telephone exchange assets in Maine, New Hampshire and Vermont.  These agreements include a publishing agreement, a branding agreement, and a non-competition agreement, each of which has a term expiring in 2036.

In addition, we have a number of agreements with Frontier in connection with the transfer by Verizon to Frontier of local telephone exchange assets in 14 states, including Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia, Wisconsin, and a small number of local telephone exchanges in California, including those bordering Arizona, Nevada and Oregon.  These agreements include a publishing agreement, a branding agreement, and a non-competition agreement, each of which has a term expiring in 2036.

We believe we have a competitive advantage by serving as the official publisher of print directories for these incumbent local exchange carriers in those markets.  Incumbent publishers can generally deliver a better value proposition to advertisers because those publishers tend to have a higher frequency of consumer use in the market, largely due to their long-term presence in a particular market and user perceptions of accuracy, completeness and trustworthiness of their directories.

Advertising Media

Overview

Our promotional solutions include Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, as well as social media, digital content creation and management, reputation management and search engine optimization.

Print Directories

In 2012, we published more than 1,000 distinct directory titles, consisting of directories that contain only yellow pages, directories that contain only white pages, directories that contain both white and yellow pages, smaller-sized companion directories, directories that include advertisements in both English and Spanish and directories in Spanish only. We offer complementary enhancements that improve our clients’ reach and return on investment.

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

•              paying to have listings highlighted or printed in bold or super bold text; and

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

White Pages Directories. Most state public utility commissions require incumbent local exchange carriers to publish and distribute white pages directories of certain residences and businesses that order or receive local telephone service from the carriers. These regulations also require an incumbent carrier, in specified cases, to include information relating to the provision of telephone service provided by the incumbent carrier and other carriers in the service area, as well as information relating to local and state governmental agencies.  Most recently, many state public utility commissions have agreed to stop requiring incumbent local exchange carriers to distribute residential white pages directories opting for instead that they be made available upon request.

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

In consideration of the environmental impact telephone directories have on the waste stream, we have enhanced our self-regulating, do-not-distribute (“DND”) efforts.  We also implemented an internal DND list in 2008.  On-going efforts will continue to increase awareness of print options, ensure ease of use of such features, including opting out of printed directory distribution, and to promote printed directory substitutes, for example CD-ROM directories and on-line and mobile directory listing access.

Digital Solutions

We operate Superpages.com, our digital local search resource on both desktop and mobile devices, and the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, mobile sites and mobile applications.  Through the Superpages.com network, we distribute our clients’ business information to increase Internet traffic and extend our clients’ digital reach. We continue to seek out mutually beneficial arrangements that give our clients more exposure and our network more traffic. In 2012, consumers conducted more than 152 billion searches using the Superpages.com network.  In addition to operating Superpages.com and the Superpages.com network, we recognize the value of additional partnerships in the digital marketplace and will continue to evaluate relationships that would allow us to enhance our offerings to our clients, such as our Premier Reseller relationship with Google.

We provide businesses with a basic listing on Superpages.com at no charge. We also offer digital advertising solutions for businesses comprised of the following:

•            Listings. Listings focus on collecting content and distribution of that content to the Superpages.com platforms, the Superpages.com search network, and other major local search sites to enhance the appearance and completeness of our clients’ presence online. These solutions may also include listing enhancements such as larger sizes, logos and icons.  To improve visibility and presence of our clients, we offer solutions to expand the reach of listing level information by providing local listing claiming services, whereby we take over the listing on the client’s behalf and populate it with content.  Our clients also may benefit from the reputation monitoring associated with the creation and claiming of these listings online.

•            Content.  We believe that content is critical to our clients, and we offer solutions that build content online for our clients. This includes both web sites and mobile web sites. Complementary to our website solutions, we offer video solutions consisting of custom video creation and distribution for our clients.  To improve visibility of web sites, we also provide search engine optimization services.

•            Social Media.  Social media usage is growing and we believe this is an important medium for our clients to employ to engage with existing and prospective customers. We offer social media solutions to assist our clients in the creation and management of their social reputation and presence.  The primary supported social media are Facebook business pages and Google+ Local pages.

•            Performance.  We also offer flexible performance-based solutions for our clients, consisting of pay per click and pay for calls solutions. These solutions allow clients to designate a performance-based budget and bid based on the expected value of that advertising to their business, and receive the benefit of optimization services to their campaign with the goal of driving more effective results for the client.

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

Local Sales Force

We believe the experience of our sales force has enabled us to develop long-term relationships with our clients, which, in turn, promote a high rate of client renewal. Each advertising sale, whether made in person, by telephone or through direct mail, is a transaction designed to meet the individual needs of a specific business. As our offerings have become more complex and as competition has presented advertisers with more choices, the sales process has also become more complex.

As of December 31, 2012, we employed approximately 1,300 media consultants in our local sales force throughout the United States. We believe the local presence and local market knowledge of our sales force is a competitive advantage that enables us to develop and maintain long-standing relationships with our clients.

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

We assign our local clients between these two groups based on an assessment of expected advertising expenditures and propensity to purchase the various media solutions that we offer. Each media consultant has a specified client assignment consisting of both new business leads and renewing advertisers. We believe this practice deploys and focuses our sales force in an effective manner.

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

National Sales Force

In addition to our local sales force, we have a separate external sales channel that serves our national clients. These clients are typically national or large regional chains, including rental car companies, insurance companies and pizza delivery companies. These clients typically purchase advertisements for placement in multiple geographical regions. In order to sell to national companies, we use third-party certified marketing representatives (“CMRs”) who design and create advertisements for national companies and place those advertisements within our local media. Some CMRs are departments or subsidiaries of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which pays us after deducting their commission. We accept orders from approximately 130 CMRs.

Clients

We generate revenue from the sale of advertising to our large base of clients. As of December 31, 2012, we had approximately 333,000 local clients.

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular client. In 2012, no single local client accounted for more than 0.2% of our revenue, with our top ten local clients representing less than 1% of our revenue. We believe the breadth of our client base reduces our exposure to adverse economic conditions that may affect particular geographic regions or specific industries and provides additional stability to our operating results.

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

Publishing, Production and Distribution

We generally publish our directories on a 12-month cycle. The publishing cycles for our directories are staggered throughout the year, allowing us to more efficiently use our infrastructure and sales capabilities, as well as the resources of our third-party vendors. The major steps of the publication and distribution process of our directories are:

•             Creation of Advertisements.  Upon entering into an agreement with a client, we create an advertisement in collaboration with the client.

•             Pre-Press Activities.  Sales typically are completed 60 to 90 days prior to publication, after which time we do not accept additional advertisements. Once a directory has closed, we and our outsource partners begin pre-press activities. Pre-press activities include finalizing artwork, proofing and paginating the directories. When the composition of the directory is finalized, we transmit the directory electronic files to a third-party printer.

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

•                  Fulfillment.  The content collected is then used to generate the advertising solution that could include websites, mobile websites, search engine marketing campaigns, social media, or completing the profile for the client for their listing claiming and placement.

•                  Distribution.  The advertising solution is then launched to the channels relevant to the package purchased by the client.

•      Reporting. After the advertising solution is fulfilled and distributed, we provide both real time online reporting and distribute monthly performance summary reports to certain clients, helping them understand their activity and results to show the value of the advertising solutions.

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

Competition

The advertising industry is highly competitive. We compete with many different local media sources, including newspapers, radio, television, the Internet, billboards, direct mail, telemarketing and other yellow pages directory publishers. There are a number of independent directory publishers, such as Yellowbook (the United States business of Hibu, formerly Yell Group), with which we compete in the majority of our major markets. To a lesser extent, we compete with other directory publishers, including YP (formerly AT&T Advertising Solutions), and Local Insight Media. We compete with these publishers on cost per reference, quality, features, usage and distribution.

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

We also compete for advertising sales with other media. The Internet has become increasingly accessible as an advertising medium for businesses of all sizes.  We compete with search engines and portals, such as Google, Yahoo!, and Bing, among others, some of which have entered into commercial agreements with us and other major directory publishers.  Some of our Internet competitors including, but not limited to, Google, Yahoo!, Bing, Facebook and Twitter, also may have significantly greater technological and financial resources than we do, and their accumulated customer information allows them to offer targeted advertising on a scale greater than ours. Further, lower barriers to market entry have given way to greater competition from new market entrants. Through Superpages.com, and the Superpages.com network, we compete with the Internet directories of other publishers, such as Yellowpages.com, as well as other Internet sites that provide local consumer information, such as Yelp, Angie’s List, and Foursquare.

Patents, Trademarks and Licenses

We own or have rights to various copyrights, patents, patent applications, trademarks, service marks and Internet domain names in the United States and other countries, including, but not limited to, SuperMedia®, Superpages®, SuperWhitePages®, Verizon® Yellow Pages, Verizon® White Pages, FairPoint® Yellow Pages, frontier® Yellow Pages, Superpages.com®, LocalSearch.comSM, Everycarlisted.comSM, SuperpagesMobile®, SuperGuaranteeSM, the SuperGuarantee shield, SuperGuarantee Autos®, and SuperpagesDirect®.

Employees

As of December 31, 2012, we had approximately 3,200 employees, of which approximately 950 or 30%, were represented by unions.  During 2012, we negotiated new labor agreements to replace expired (and expiring) labor agreements covering union-represented employees in New York, Pennsylvania, New Jersey, Maryland and Virginia.  The six New York collective bargaining agreements were combined into one; the four Pennsylvania agreements were combined into one; the three New Jersey agreements were combined into one; and the four Maryland and Virginia agreements were combined into one.  All four new labor agreements were ratified by the membership and implemented according to the terms.  During 2012, all other collective bargaining agreements (three in New England) were in full force and effect

The Company recorded severance expense for the years ended December 31, 2012, 2011 and 2010, of $2 million, $13 million and $11 million, respectively.  The 2010 amount includes severance costs associated with the Company’s restructuring activities.  For the years ended December 31, 2012, 2011 and 2010, severance payments to severed employees, including those terminated associated with restructuring activities, were $3 million, $19 million and $8 million, respectively.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to our consolidated financial statements included in this report.

Website Information

Our corporate website is located at www.supermedia.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) available free of charge through our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Code of Conduct, applicable to all of our directors, officers and employees, including the chief executive officer, chief financial officer and chief accounting officer, and charters for the standing committees of our Board of Directors are available on our website.  All of these documents may also be obtained free of charge upon written request to:  SuperMedia Inc., P.O. Box 619810, 2200 West Airfield Drive, D/FW Airport, Texas 75261, Attention: Investor Relations.  The information on our website, or available by hyperlink from the website, is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A.  Risk Factors.

You should carefully consider the risks described below. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flow. The risks described in this Annual Report on Form 10-K for the year ended December 31, 2012, are not necessarily the only risks facing our Company. Additional risks and uncertainties not currently known to us or those that we currently deem to be immaterial may materially adversely affect our business, prospects, financial condition, results of operations and cash flow.

Risks Related to Our Business and our Financial Condition

We have significant financial debt leverage, which can restrict our flexibility and make us vulnerable to future developments.

As of December 31, 2012, we had total indebtedness under our Loan Agreement of $1,442 million.  This significant financial debt leverage can have negative effects, including:

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

In addition, our debt bears interest at variable rates.  If market interest rates increase above certain specified floors, the interest rate on our variable-rate debt would increase and would create higher debt service requirements, which would adversely affect our business, financial condition, results of operations and cash flow. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

There is substantial uncertainty about our ability to continue as a “going concern”.

Our consolidated audited financial statements for the fiscal year ending December 31, 2012 includes an explanatory paragraph regarding our ability to continue as a “going concern” because there is uncertainty about SuperMedia’s ability to continue as a going-concern without completing the Mergers and the pre-packaged plans.  These events are subject to substantial uncertainty as described in this report.

Our substantial indebtedness could adversely affect our business, prospects, financial condition, results of operations and cash flow.

Our substantial indebtedness could adversely affect our business, prospects, financial condition, results of operations and cash flow.  The covenants in the Loan Agreement may restrict our flexibility.  Such covenants may place restrictions on our ability to incur additional indebtedness; pay dividends and make other payments or investments; sell assets; make capital expenditures; engage in certain mergers and acquisitions; and refinance existing indebtedness.  Additionally, there may be factors beyond our control that could affect our ability to meet debt service requirements.  Our ability to meet debt service requirements will depend on our future performance and our ability to sustain sales in the markets in which we operate, the economy generally, and other factors that are beyond our control.  Our businesses may not generate sufficient cash flow from operations or future borrowings may not be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity.  We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.  If we are unable to make mandatory debt payments or comply with the other provisions of our Loan Agreement, our lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in our Loan Agreement and under applicable law.

There can be no assurances that cash flow from operations will continue to be sufficient to meet our long-term working capital needs.

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

Our ability to issue debt securities, borrow funds from additional lenders and participate in vendor financing programs are restricted under the terms of the Loan Agreement. Except for equity offerings used to finance certain investments, half of any net cash proceeds of equity offerings must be used to prepay our obligations under the Loan Agreement. If we incur additional indebtedness to fund our operations or for any other reason, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected.

The terms of our indebtedness impose restrictions on us that may affect our ability to successfully operate our business.

Our Loan Agreement contains covenants that, among other things, place restrictions on our operations and use of cash, including, without limitation, restrictions on our ability to make capital expenditures, acquire or sell businesses and assets, incur additional indebtedness, issue capital stock, create liens, redeem or repurchase debt, enter new lines of business and pay dividends.  Events beyond our control could affect our ability to comply with these restrictions and covenants.  In addition, our Loan Agreement requires us to meet a number of financial ratios and tests.  Noncompliance with these covenants could materially and adversely affect our ability to finance our operations or capital needs and to engage in other business activities that may be in our best interest and may also restrict our ability to expand or pursue certain business strategies.  We may not be able to comply with all of our covenants and obligations in our Loan Agreement.  Failure to comply with any of these restrictions, including financial covenants, would result in a default under our Loan Agreement.

We could recognize impairment charges for our intangible assets or goodwill.

At December 31, 2012, the net carrying value of our goodwill was $704 million and intangible assets was $221 million.

Significant negative industry or economic trends, disruptions to our business resulting in further declines in advertising sales and operating results, further declines in the value of the Company’s debt and equity securities, unexpected or planned changes in the use of assets, divestitures and market capitalization declines may result in further impairments to goodwill and intangible assets, and we may be required to assess the recoverability of goodwill in addition to our annual evaluation and the useful lives of our intangible assets and other long-lived assets.

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

Our advertising sales have continued to decline due to competition from other advertising media.  For the years ended December 31, 2012 and 2011, our advertising sales declined 18.9% and 16.5% compared to the same periods in 2011 and 2010, respectively.

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

We also compete for advertising sales with other new media. The Internet has become increasingly accessible as a local media for businesses of all sizes. We face competition from search engines and portals, such as Google, Yahoo! and Bing, among others, some of which have entered into commercial agreements with us and other major directory publishers.  Internet search engines and service providers including but not limited to Google, Yahoo!, Bing, Facebook and Twitter also have significantly greater technological and financial resources than we do, and their accumulated customer information allows them to offer targeted advertising on a scale greater than ours.  Further, the use of the Internet, including as a means to transact commerce through wireless devices, has resulted in new technologies and services that compete with traditional local media. Through Superpages.com and the Superpages.com network, we compete with the Internet yellow pages directories of other publishers, such as Yellowpages.com, as well as other Internet sites that provide classified directory information, such as Citysearch.com. We may not be able to compete effectively for advertising with these other companies, some of which have greater resources than we do. Our digital strategy may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively market to small- and medium-sized local businesses.

Declining use of print yellow pages directories is adversely affecting our business.

Overall references to print yellow pages directories in the United States have declined from 14.5 billion in 2005 to 7.4 billion in 2011 according to a Local Search Association (formerly known as the Yellow Pages Association) Industry Usage Study. We believe this decline is primarily attributable to increased use of Internet search providers, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe the decline negatively affects the advertising sales associated with our traditional print business. Use of our print directories may continue to decline. A significant decline in usage of our print directories could impair our ability to maintain or increase advertising prices; and cause businesses to reduce or discontinue purchasing advertising in our yellow pages directories.  Either or both of these factors would adversely affect our revenue and have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

Increased competition in local telephone markets could reduce the benefits of using the incumbent local exchange carriers’ brand name.

Advances in communications technology (including wireless devices and voice over Internet protocol) and demographic factors (including shifts from wireline telephone communications to wireless or other communications technologies) will erode the market position of telephone service providers. The use of traditional wireline carriers is declining. We believe the loss of market share by incumbent local exchange carriers in any particular local service area decreases the value of their brand name in those particular local telephone markets. As a result, we may not fully realize the benefits of our commercial arrangements with the incumbent local exchange carriers.

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

Our business was subject to the impact of recent adverse economic conditions, including decreased levels of business activity across many market segments, decreased advertising demand and limited credit availability. Our total operating revenue over the past few years has been negatively affected by the economic downturn.  Future economic conditions or other events that could impact purchasing patterns could have a material adverse effect on our business.

If we fail to anticipate or respond effectively to changes in technology and consumer preferences, our competitive position could be harmed.

Advances in technology will continue to bring new competitors and distribution channels to the advertising industry. As a result, our growth and future financial performance will depend on our ability to develop and market digital media solutions and create new distribution channels, while enhancing existing offerings, services and distribution channels to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and mobile phones. We may not be able to timely or successfully adapt our business to these changes in technology.  Internet search engines and service providers such as Google, Yahoo!, Bing, Facebook and Twitter, among others, also have significantly greater technological and financial resources than we do, and their accumulated customer information allows them to offer targeted advertising on a scale greater than ours.

Our reliance on small- and medium-sized businesses exposes us to increased credit risks.

As of December 31, 2012, approximately 85% of our advertising revenue is derived from selling advertising to local businesses, which are generally small- and medium-sized businesses. In the ordinary course of our directory operations, we bill most of these clients over the life of the directory. Full collection of delinquent accounts can take many months or may never occur. Small- and medium-sized businesses tend to have fewer financial resources and higher rates of failure than larger businesses, in particular during periods of economic downturn. These factors increase our exposure to delinquent or uncollectible accounts.

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

We have expanded our Internet distribution by establishing relationships with several other Internet yellow pages directory providers, portals, search engines and individual websites, which makes our content easier for search engines to access and provides a greater response to general searches on the Internet. Under the terms of the agreements with these Internet providers, we place our clients’ advertisements on major search engines, which give us access to a higher volume of traffic than we could generate on our own, without relinquishing the client relationship. The search engines benefit from our local sales force and full-service capabilities for attracting and serving advertisers that might not otherwise transact business with search engines.  The termination of one or more of our agreements with major search engines could adversely affect our business.

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

A breach of our information technology systems could harm our business and our customers.

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

As of December 31, 2012, approximately 950, or 30%, of our employees were represented by unions. In addition, the employees of some of our key suppliers are represented by unions. Work stoppages or slow-downs involving our union-represented employees, or those of our suppliers, could significantly disrupt our operations and increase operating costs, which would have a material adverse effect on our business.

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

We are also exposed to other claims and litigation relating to our business, as well as methods of collection, processing and use of personal data. The subjects of our data and users of data collected and processed by us could also have claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. These claims could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

Risks Related to Agreements with Local Exchange Carriers

The loss of any of our key agreements with Verizon, FairPoint and Frontier could have a material adverse effect on our business.

We have entered into several agreements with Verizon, FairPoint and Frontier, including publishing agreements, branding agreements and non-competition agreements. We believe that acting as the official publisher of directories provides us with a competitive advantage in those markets. Under the branding agreements, we are granted a limited right to use certain trademarks in connection with publishing certain print directories and identify ourselves as the official print directory publisher. Under the non-competition agreements, Verizon, FairPoint and Frontier generally agreed not to publish tangible or digital (excluding Internet) media directories consisting principally of wireline listings and classified advertisements of subscribers in the markets in which we are the directory publisher.

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

Enforceability of a non-competition covenant is determined by the courts based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict whether, or to what extent, a court would enforce covenants not to compete against us during the term of the non-competition agreements. If a court were to determine that the non-competition agreement is unenforceable, the restricted parties could compete directly against us in the previously restricted markets. Our inability to enforce the non-competition agreements could have a material adverse effect on our business.

Risks Related to Our Common Stock and Holders of Senior Secured Term Loans

Our common stock could be subject to future dilution and, as a result, could decline in value.

The ownership percentage represented by common stock could be subject to dilution in the event that common stock is issued pursuant to the Company’s 2009 Long-Term Incentive Plan, including issuances upon the exercise of options, and any other shares of common stock that are issued.  In the future, similar to all companies, additional equity financings or other share issuances by us could adversely affect the market price of our common stock.  Sales by existing holders of a large number of shares of our common stock in the public market, or the perception that additional sales could occur, could cause the market price of our common stock to decline.

We do not expect to pay dividends with respect to our common stock for the foreseeable future.

We do not anticipate paying cash dividends or other distributions with respect to our common stock in the foreseeable future. In addition, restrictive covenants in the Loan Agreement prohibit us from paying material amounts as cash dividends to our stockholders.

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

Risks Related to the Pending Merger with Dex One

The prepackaged plans are subject to the approval of the Bankruptcy Court, and the failure of the Bankruptcy Court to approve the prepackaged plans in a timely manner could adversely affect the interests of our stockholders and creditors.

The prepackaged plans must be approved by the Bankruptcy Court in order to become effective.  There is no assurance that the Bankruptcy Court will approve the prepackaged plans or that this approval will occur in a timely manner.  Failure to obtain this approval in a timely manner could adversely affect our ability to complete the transaction and our operating results, which could result in erosion of the value of our enterprise and impairment of the rights of our stockholders and creditors.

Moreover, if the prepackaged plans are not approved, our reorganization case could be converted into a case under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.  Liquidation under Chapter 7 of the Bankruptcy Code would result in, among other things, smaller distributions being made to creditors than under the prepackaged plans.

The prepackaged plan may have a material adverse effect on our operations. We cannot predict the amount of time that we will spend in bankruptcy for the purpose of implementing the prepackaged plan and a lengthy bankruptcy proceeding could disrupt our business, as well as impair the prospect for reorganization on the terms contained in the prepackaged plan.

The Chapter 11 case could adversely affect our operations, including relationships with our customers, partners, employees and others.  While we expect that the Chapter 11 case filed solely for the purpose of implementing the prepackaged plan will be of short duration and will not be unduly disruptive to our business, we cannot be certain that this necessarily will be the case. Although the prepackaged plan is designed to minimize the length of the bankruptcy proceedings, it is impossible to predict with certainty the amount of time that we may spend in bankruptcy, and we cannot be certain that our prepackaged plan will be confirmed. Even if confirmed on a timely basis, the bankruptcy proceeding could itself have an adverse effect on our business. There is a risk, due to uncertainty about our future, that, among other things:

•                  customers could move to our competitors, including competitors that have comparatively greater financial resources and that are in comparatively less financial distress;

•                  employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and

•                  business partners could terminate their relationship with us or demand financial assurances or enhanced performance, any of which could impair our prospects.

A lengthy bankruptcy proceeding also would involve additional expenses and divert the attention of management from the operation of our businesses, as well as create concerns for employees, suppliers and customers.

The disruption that the bankruptcy proceeding could have upon our businesses may increase with the length of time it takes to complete the proceeding. If we are unable to obtain confirmation of our prepackaged plan on a timely basis, because of a challenge to the prepackaged plan or otherwise, we may be forced to operate in bankruptcy for an extended period of time while we try to develop a different reorganization plan that can be confirmed. A protracted bankruptcy case could increase both the probability and the magnitude of the adverse effects described above.

The Bankruptcy Court may find the solicitation of acceptances inadequate.

Usually, votes to accept or reject a plan of reorganization are solicited after the filing of a petition commencing a Chapter 11 case. Nevertheless, a debtor may solicit votes prior to the commencement of a Chapter 11 case in accordance with Sections 1125(g) and 1126(b) of the Bankruptcy Code and Bankruptcy Rule 3018(b). The Federal Rules of Bankruptcy Procedure are referred to as the “Bankruptcy Rules.” Sections 1125(g) and 1126(b) of the Bankruptcy Code and Bankruptcy Rule 3018(b) require that:

•             solicitation comply with applicable non-bankruptcy law;

•             the plan of reorganization be transmitted to substantially all creditors and other interest holders entitled to vote; and

•             the time prescribed for voting is not unreasonably short.

With regard to solicitation of votes prior to the commencement of a bankruptcy case, if the Bankruptcy Court concludes that the requirements of Bankruptcy Rule 3018(b) have not been met, then the Bankruptcy Court could deem such votes invalid, whereupon the prepackaged plan could not be confirmed without a re-solicitation of votes to accept or reject the prepackaged plan. While we believe that the requirements of Sections 1125(g) and 1126(b) of the Bankruptcy Code and Bankruptcy Rule 3018(b) will be met, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

Either SuperMedia or Dex One may fail to meet all conditions precedent to effectiveness of the prepackaged plans.

Although we believe that the effective date would occur very shortly after confirmation of the prepackaged plans, there can be no assurance as to such timing.  The confirmation and effectiveness of the prepackaged plans are subject to certain conditions that may or may not be satisfied. We cannot assure you that all requirements for confirmation and effectiveness required under the prepackaged plans will be satisfied.

A claim or interest holder may object to, and the Bankruptcy Court may disagree with, our classifications of claims and interests.

Section 1122 of the Bankruptcy Code provides that a plan may place a claim or an interest in a particular class only if such claim is substantially similar to the other claims or interests of such class. Although we believe that the classifications of claims and interests under the prepackaged plan complies with the requirements set forth in the Bankruptcy Code, a claim or interest holder could challenge the classification. In such event, the cost of the prepackaged plan and the time needed to confirm the prepackaged plan may increase, and we cannot assure you that the Bankruptcy Court will agree with its classification of claims and interests. If the Bankruptcy Court concludes that the classifications of claims and interests under the prepackaged plan do not comply with the requirements of the Bankruptcy Code, we may need to modify the prepackaged plan. Such modification could require a re-solicitation of votes on the prepackaged plan. The prepackaged plan may not be confirmed if the Bankruptcy Court determines that our classifications of claims and interests are not appropriate.

The SEC, the United States Trustee, or other parties may object to the prepackaged plan on account of the third-party release provisions.

In the Chapter 11 case, any party in interest, including the SEC and the United States Trustee, may object to the prepackaged plan on the grounds that the third-party releases are not given consensually or in a permissible non-consensual manner. In response to such an objection, the Bankruptcy Court could determine that the third-party releases are not valid under the Bankruptcy Code. If the Bankruptcy Court made such a determination, the prepackaged plan could be confirmed without being modified to remove the third party release provisions. This could result in substantial delay in confirmation of the prepackaged plan or the prepackaged plan not being confirmed.

Contingencies may affect distributions to holders of allowed claims and interests.

The distributions available to holders of allowed claims and interests under the prepackaged plan can be affected by a variety of contingencies, including whether the Bankruptcy Court orders certain allowed claims to be subordinated to other allowed claims. The occurrence of any and all such contingencies could affect distributions under the prepackaged plan.

Other parties in interest might be permitted to propose alternative plans of reorganization that may be less favorable to certain of our constituencies than the prepackaged plan.

In the Chapter 11 case, other parties in interest could seek authority from the Bankruptcy Court to propose an alternative plan of reorganization. Under the Bankruptcy Code, a debtor-in-possession initially has the exclusive right to propose and solicit acceptances of a plan of reorganization for a period of 120 days from the filing. However, such exclusivity period can be reduced or terminated upon order of the Bankruptcy Court. If such an order were to be entered, other parties in interest would then have the opportunity to propose alternative plans of reorganization.

If other parties in interest were to propose an alternative plan of reorganization following expiration or termination of our exclusivity period, such a plan may be less favorable to existing equity interest holders and may seek to exclude these holders from retaining any equity under their plan. Alternative plans of reorganization also may treat less favorably the claims of a number of other constituencies, including the senior secured creditors, employees and trading partners and customers. We consider maintaining relationships with our senior secured creditors, common stockholders, employees and trading partners and customers as critical to maintaining the value of the combined company following consummation of the transaction, and have sought to treat those constituencies accordingly. However, proponents of alternative plans of reorganization may not share our assessments and may seek to impair the claims of such constituencies to a greater degree. If there were competing plans of reorganization, our reorganization cases likely would become longer, more complicated and much more expensive. If this were to occur, or if our employees or other constituencies important to our business reacted adversely to an alternative plan of reorganization, the adverse consequences discussed in the other risk factors in this section discussing risks related to the prepackaged plan also could occur.

Our business may be negatively affected if we are unable to assume executory contracts.

An executory contract is a contract on which performance remains due to some extent by both parties to the contract. The prepackaged plan provides for the assumption of all executory contracts and unexpired leases, unless designated on a Schedule of Rejected Contracts. We intend to preserve as much of the benefit of these existing contracts and leases as possible. However, with respect to some limited classes of executory contracts, including licenses with respect to patents or trademarks, we may need to obtain the consent of the counterparty to maintain the benefit of the contract. There is no guarantee that such consent either would be forthcoming or that conditions would not be attached to any such consent that makes assuming the contracts unattractive. We then would be required to either forego the benefits offered by such contracts or to find alternative arrangements to replace them.

Material transactions could be set aside as fraudulent conveyances or preferential transfers.

Certain payments received by stakeholders prior to the bankruptcy filing could be challenged under applicable debtor/creditor or bankruptcy laws as either a “fraudulent conveyance” or a “preferential transfer.” A fraudulent conveyance occurs when a transfer of a debtor’s assets is made with the intent to defraud creditors or in exchange for consideration that does not represent reasonably equivalent value to the property transferred. A preferential transfer occurs upon a transfer of property of the debtor while the debtor is insolvent for the benefit of a creditor on account of an antecedent debt owed by the debtor that was made on or within 90 days before the date of filing of the bankruptcy petition or one year before the date of filing of the petition, if the creditor, at the time of such transfer, was an insider. If any transfer was challenged in the Bankruptcy Court and found to have occurred with regard to any of our material transactions, a bankruptcy court could order the recovery of all amounts received by the recipient of the transfer.

We may seek to amend, waive, modify or withdraw the prepackaged plan at any time prior to its confirmation.

We reserve the right, prior to the confirmation or substantial consummation thereof, subject to the provisions of Section 1127 of the Bankruptcy Code and applicable law and the support agreement to amend the terms of the prepackaged plan or waive any conditions thereto if and to the extent such amendments or waivers are necessary or desirable to consummate the prepackaged plan. The potential impact of any such amendment or waiver on the holders of claims and interests cannot presently be foreseen but may include a change in the economic impact of the prepackaged plan on some or all of the proposed classes or a change in the relative rights of such classes. All holders of claims and interests will receive notice of such amendments or waivers required by applicable law and the Bankruptcy Court. If, after receiving sufficient acceptances, but prior to confirmation of the prepackaged plan, we seek to modify the prepackaged plan, the previously solicited acceptances will be valid only if (1) all classes of adversely affected creditors and interest holders accept the modification in writing or (2) the Bankruptcy Court determines, after notice to designated parties, that such modification was de minimis or purely technical or otherwise did not adversely change the treatment of holders accepting claims and interests or is otherwise permitted by the Bankruptcy Code.

We may object to the amount or classification of a claim or interest.

Except as otherwise provided in the prepackaged plan, we reserve the right to object to the amount or classification of any claim or interest under the prepackaged plan. The estimates set forth in this document cannot be relied on by any holder of a claim or interest where such claim or interest is subject to an objection. Any holder of a claim or interest that is subject to an objection thus may not receive its expected share of the estimated distributions described in this document.

The cash collateral authorized by the Bankruptcy Court to fund the Chapter 11 case may be insufficient.

If the Chapter 11 case takes longer than expected to conclude, we may exhaust the available cash collateral authorized by the Bankruptcy Court to fund the Chapter 11 case. There can be no assurance that we will be able to obtain an extension of the right to use cash collateral, in which case, the liquidity necessary for the orderly functioning of our business may be impaired materially.

The confirmation and consummation of the prepackaged plan could be delayed.

We estimate that the process of obtaining confirmation of the prepackaged plan by the Bankruptcy Court will last approximately 30 to 60 days from the date of the commencement of the Chapter 11 case, but it could last considerably longer if, for example, confirmation is contested or the conditions to confirmation or consummation are not satisfied or waived.

We will be subject to business uncertainties and contractual restrictions while the transaction is pending.

Uncertainty about the effect of the transaction on employees and customers may have an adverse effect on the Company. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers and others that deal with SuperMedia to defer entering into contracts with SuperMedia or making other decisions concerning SuperMedia or seek to change existing business relationships with SuperMedia. Certain of SuperMedia’s commercial contracts contain change of control restrictions that may give rise to a right of termination or cancellation in connection with the transaction. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the transaction, SuperMedia’s business could be harmed. In addition, the Merger Agreement restricts SuperMedia from making certain acquisitions and taking other specified actions until the transaction occurs without the consent of the other party. These restrictions may prevent SuperMedia from pursuing attractive business opportunities that may arise prior to the completion of the transaction.

The Merger Agreement limits our ability to pursue alternatives to the transaction.

SuperMedia has agreed that it will not, among other things, solicit, initiate, encourage or facilitate, or engage in discussions, negotiations or agreements regarding, proposals to acquire 10% or more of the stock or assets of SuperMedia, subject to limited exceptions, including that a party may take certain actions in the event it receives an unsolicited acquisition proposal that constitutes a superior proposal or is reasonably expected to lead to a superior proposal, and the party’s board of directors determines in good faith, after consultation with its outside legal counsel and financial advisor, that a failure to take action with respect to such takeover proposal would be inconsistent with its duties under applicable law. SuperMedia has also agreed that its board of directors will not change its recommendation to its stockholders or approve any alternative agreement, subject to limited exceptions, including that, at any time prior to the applicable stockholder approval, the applicable board of directors may make a change in recommendation of the transaction if such board concludes in good faith, after consultation with its outside legal counsel and financial advisor, that (1) the failure to take such action would be inconsistent with its duties under applicable laws, (2) if requested by the other party, its representatives shall have negotiated in good faith with the other party for three business days and (3) if such change in recommendation is related to an alternative acquisition proposal, that such proposal constitutes a superior proposal.

We will incur significant transaction and transaction-related transition costs in connection with the transaction.

We expect that we will incur significant, non-recurring costs in connection with consummating the transaction and integrating the operations of the two companies. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur significant fees and expenses relating to amending existing credit facilities and legal, accounting and other transaction fees and other costs associated with the transaction. Some of these costs are payable regardless of whether the transaction is completed. Upon termination of the Merger Agreement under specified circumstances we may be required to pay Dex One an expense reimbursement of up to a maximum amount of $7.5 million. Additionally, we will incur significant, non-recurring costs in connection with the administration of the SuperMedia Chapter 11 case.

We must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of uncertainty regarding the transaction, and failure to do so could negatively affect our business.

For the transaction to be successful, during the period before the transaction is completed, we must continue to retain, motivate and recruit executives and other key employees. Experienced employees are in high demand and competition for their talents can be intense. Employees may experience uncertainty about their future roles with the Company until, or even after, strategies with regard to the combined company are announced or executed. The potential distractions of the transaction may adversely affect our ability to retain, motivate and recruit executives and other key employees and keep them focused on applicable strategies and goals. A failure to attract, retain and motivate executives and other key employees during the period prior to the transaction could have a negative impact on our business.

Failure to complete the transaction could negatively impact us.

If the transaction is not completed, our ongoing business may be adversely affected and there may be various consequences, including:

•             the adverse impact to the business caused by the failure to pursue other beneficial opportunities due to the focus on the transaction, without realizing any of the anticipated benefits of the transaction;

•             the incurrence of substantial costs in connection with the transaction, without realizing any of the anticipated benefits of the transaction;

•             if the merger agreement is terminated under certain circumstances, the payment to Dex One of an expense reimbursement of up to $7.5 million;

•             a negative impact on the market price of our common stock;

•             the possibility of being unable to repay indebtedness when due and payable; and

•             the Chapter 11 proceedings resulting in recoveries for creditors and stockholders that are less than contemplated under the prepackaged plan or resulting in no recovery for certain creditors and stockholders.

Satisfying the conditions to, and completion of, the transaction may take longer than, and could cost more than, we expect.

Any delay in completing, or any additional conditions imposed in order to complete, the transaction may materially and adversely affect the synergies and other benefits that we expect to achieve from the transaction and the integration of our and Dex One’s businesses. The transaction is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict when or whether these conditions will be satisfied. Furthermore, the requirements for obtaining any required regulatory clearances and approvals could delay the completion of the transaction for a significant period of time or prevent it from occurring altogether. Any delay in completing the transaction could cause the combined company not to realize some or all of the synergies that we expect to achieve if the transaction is successfully completed in the expected time frame.

The support of our senior secured creditors for the prepackaged plan and the necessary amendments to the Loan Agreement is subject to the terms of support agreements between the Company and certain of its secured creditors, which is subject to termination.

We have entered into support agreement with certain of our senior secured creditors. The support agreement provides, among other things, that the creditor parties will support the amendments to our Loan Agreement and prepackaged plan and will support the waiver of certain rights under the Loan Agreement. If the support agreement is terminated, our senior secured lenders will have no obligation to support the prepackaged plan or the financing amendments to our Loan Agreement.

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

The Company currently has an agreement to sell the land and building in Los Alamitos, CA, subject to due diligence by the purchaser, and has reflected it as assets held for sale on the Company’s consolidated balance sheet as of December 31, 2012.

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

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not against the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of the Company’s current officers (but not against the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008 and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District of Texas and a lead plaintiff and lead plaintiffs’ attorney have been selected (“Buettgen” case).  On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint.  On August 11, 2010, in a one line order without an opinion, the court denied the Company’s motion to dismiss.  On May 19, 2011, the court granted the plaintiffs’ motion certifying a class.  Subsequently, the Fifth Circuit Court of Appeals denied the Company’s petition for an interlocutory appeal of the class certification order.   Discovery has commenced.  On September 24, 2012, the Company defendants filed a motion for summary judgment seeking a complete dismissal which was denied on February 20, 2013.  The Company awaits a trial setting in 2013. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case).  The Corwin case generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 10, 2010, the court in the Buettgen case granted the Company’s motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act.  After the adverse decision in the Buettgen case, the parties agreed to a scheduling order consistent with the prior Buettgen stay order.  Several of the Company defendants have filed motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase.  The Company awaits a hearing date on the motions.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon employee benefits committee and pension plans and the Company’s employee benefits committee (“EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act (“ERISA”); that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company’s EBC relating to the production of documents and statutory penalties for failure to produce same.  The only claims remaining against the Company are procedural ERISA claims against the Company’s EBC.  On November 1, 2010, the Company’s EBC filed its answer to the complaint.  On November 4, 2010, the Company’s EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC.  Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against the Company’s EBC.  The Company’s EBC filed another motion to dismiss the amended complaint and have filed a summary judgment motion before the deadline set by the scheduling order.  On March 26, 2012, the court denied the Company’s EBC’s motion to dismiss. The parties’ summary judgments remain pending. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On June 26, 2012, the Company filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division where the Company seeks a declaratory judgment concerning the Company’s right to enact several amendments that were recently made to its retiree health and welfare benefit plans, and more generally the Company’s right to modify, amend or terminate these plans.  Although the court initially consolidated this case with the above case, it later reversed itself and kept the case separate.  Several of the defendants have filed motions to dismiss as well as a counterclaim.  The Company has filed a motion to dismiss the counterclaim.  The Company awaits the order of the court.

On December 10, 2009, a former employee with a history of litigation against the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company’s EBC.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  On March 16, 2011, the court granted the Company defendants’ motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint.  The Company defendants have filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the Company defendants’ second motion dismissing the case with prejudice.  The plaintiffs have appealed the dismissal and briefing in the 5th Circuit U.S. Court of Appeals has been completed.  Oral argument was held on March 7, 2013, and the Company awaits the ruling of the court.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 15, 2010, a group of publishers including the Company led by the Local Search Association (formerly the Yellow Pages Association), (“Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging an ordinance enacted by the City of Seattle requiring the Publishers of yellow pages directories distributed in the City of Seattle to obtain a license from the City, and pay a tax to distribute the directory publications and permitting all the potential recipients of the yellow pages to opt out of receiving the directory using a common City-sanctioned opt out registry, (“Ordinance”).   The suit challenged the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution, and violating the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to stop the operation of the Ordinance before the first publication of the Dex One Seattle directory.  After no order was forthcoming from the court, the Publishers filed a motion for temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 13, 2011, the Publishers filed a motion with the U.S. Court of Appeals for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, an oral argument was made in front of a 9th Circuit appellate panel.  Meanwhile, on September 16, 2011, the district court granted the City’s summary judgment motion and denied the Publishers’ summary judgment motion ruling that the Ordinance did not violate the First Amendment. This final order gave the Publishers the opportunity to file a full consolidated appeal to the 9th Circuit, which has been fully briefed and argued.  On October 15, 2012, in a unanimous ruling by the 9th Circuit U.S. Court of Appeals, the court ruled that yellow pages qualify for full protection of the First Amendment to the U.S. Constitution.  Accordingly, the Ordinance does not survive. The court reversed the trial court and instructed the trial court to enter judgment on behalf of the Publishers. The City’s request for the 9th Circuit Court of Appeals to review the decision, en banc, was denied.  The City has settled the Publishers’ fee request and the Company expects the trial court to enter a judgment in favor of the Publishers, consistent with the 9th Circuit’s decision.

On April 26, 2011, the Company received a letter from the Philadelphia Equal Employment Opportunity Commission (“EEOC”) on behalf of a former employee indicating that the EEOC was conducting an investigation for a possible nationwide class claim.  The former employee was terminated after failing to memorize a sales pitch.  The EEOC alleges that the Company may have systematically discriminated against older employees and employees with disabilities by requiring them to memorize a sales pitch.  The Company is cooperating with the agency and has provided the agency with responsive documents requested in the EEOC’s original request. On August 1, 2012, the EEOC made a determination only with respect to the former employee, dropping their pursuit of any class claim.  The Company has since settled that individual claim for a nominal amount.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against the Company, all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division.  The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees.  On July 29, 2011, the Company filed a motion to dismiss the complaint.  In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime.  Subsequently, the Company amended its motion to dismiss in light of the new allegations.  On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice.  On March 29, 2012, the court denied the Company’s motion to dismiss and granted the plaintiffs’ motion to conditionally certify the class.  The Company’s motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to the Company’s former and current employees. The time for opting into the class has expired. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations.

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

	High	Low	Per Share Cash Dividend
2012
Fourth Quarter	$3.75	$1.51	$—
Third Quarter	4.52	2.09	—
Second Quarter	2.89	1.66	—
First Quarter	3.47	2.20	—

	High	Low	Per Share Cash Dividend
2011
Fourth Quarter	$4.24	$1.16	$—
Third Quarter	4.25	1.49	—
Second Quarter	6.76	3.31	—
First Quarter	12.63	5.40	—

	High	Low	Per Share Cash Dividend
2010
Fourth Quarter	$10.86	$4.52	$—
Third Quarter	21.10	9.05	—
Second Quarter	46.90	18.29	—
First Quarter	44.45	34.04	—

As of March 14, 2013, there were approximately 174 holders of record of our common stock.

Dividends

We did not pay any quarterly cash dividends in 2012, 2011 or 2010.  We do not expect to pay dividends in 2013, and we do not expect to pay cash dividends in the foreseeable future.

Our Loan Agreement prohibits us from paying material amounts as cash dividends to our stockholders.  Future dividends will only be paid in compliance with the terms of our Loan Agreement as permitted by applicable law and declared by our Board of Directors.

Share Repurchases

The following table provides information about shares acquired from employees, during the fourth quarter of 2012, as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	48	$2.86	—	—
November 1 – November 30	—	—	—	—
December 1 - December 31	23	3.38	—	—
Total	71	$3.03	—	—

Stockholder Return Performance Graph

The following performance graph compares the cumulative total stockholder return on our common stock with the Russell 2000 Index and a peer group selected by us, for the period of January 6, 2010 through December 31, 2012, assuming an initial investment of $100 on January 6, 2010, the first day of trading of our common stock, and the reinvestment of all dividends, if any. As noted above, we have not paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

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

Comparison of Cumulative Stockholder Return

Assumes $100 Invested on January 6, 2010

	1/06/10	6/30/10	12/31/10	6/30/11	12/31/11	6/30/12	12/31/12
SuperMedia	$100.00	$44.61	$21.24	$9.15	$6.44	$6.10	$8.34
Russell 2000 Index	100.00	95.54	122.84	129.70	116.14	125.16	133.14
Peer Group	100.00	90.62	109.53	115.09	111.83	88.84	92.00

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

	Successor Company			Predecessor Company
	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share amounts)
Operating revenue	$1,354	$1,642	$1,176	$2,512	$2,973
Operating income (loss)	440	(596)	(96)	741	926
Net income (loss)	223	(771)	(196)	8,257	183
Basic and diluted earnings (loss) per common share (1)	14.28	(51.04)	(13.04)	56.32	1.25
Cash dividends declared per common share (1)	—	—	—	—	0.3425

	Successor Company				Predecessor Company
	As of December 31,
	2012	2011	2010	2009	2008
	(in millions)
Total assets	$1,410	$1,633	$2,926	$3,834	$1,815
Current maturities of long-term debt	—	4	—	—	9,267
Long-term debt	1,442	1,741	2,171	2,750	—
Stockholders’ equity (deficit)	(461)	(788)	(30)	200	(8,491)

(1)         The number of weighted average common shares outstanding for the years ended December 31, 2012, 2011 and 2010 were approximately 15.3 million, 15.1 million and 15.0 million, respectively. The number of diluted weighted average common shares outstanding for the years ended December 31, 2009 and 2008 were approximately 146.6 million and 146.4 million, respectively.  Equity based awards granted had no material impact on the calculation of diluted earnings per share.

The following significant transactions impacted our historical financial data:

2012

For the year ended December 31, 2012, the Company made cash debt payments of $251 million, which reduced the Company’s debt obligations by $303 million.  On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a $28 million non-taxable gain ($29 million gain offset by $1 million in administrative fees).  On May 5, 2012, the Company utilized $33 million in cash to prepay $56 million of the senior secured term loans at a rate of 59% of par.  This transaction resulted in the Company recording a $23 million non-taxable gain ($23 million gain offset by less than $1 million in administrative fees).  These below par payment transactions were recorded as gains on early extinguishment of debt on the Company’s consolidated statement of comprehensive income (loss).  During 2012, the Company also made principal payments, at par, of $187 million.

On June 25, 2012, the Company amended its other post-employment benefit plans to limit and/or eliminate the Company’s subsidies of post-employment benefits.  These amendments resulted in a cumulative reduction of $257 million to employee benefit obligations and an after-tax deferred gain to accumulated other comprehensive income of $161 million on the Company’s consolidated balance sheet. The amortization associated with the deferred gain during 2012 was a credit to expense of $64 million recorded as part of general and administrative expense in the Company’s consolidated statement of comprehensive income (loss).

2011

During 2011, the Company recorded a non-cash goodwill impairment charge of $1,003 million ($997 million after-tax).  This reduced our goodwill balance from $1,707 million to $704 million.

For the year ended December 31, 2011, the Company made cash debt payments of $308 million, which reduced the Company’s debt obligations by $426 million.  On December 14, 2011, the Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.  This transaction resulted in the Company recording a $116 million non-taxable gain ($118 million gain offset by $2 million in administrative fees), which was recorded as gains on early extinguishment of debt on the Company’s consolidated statement of comprehensive income (loss). During 2011, the Company also made principal payments, at par, of $191 million.

2010

As required by fresh start accounting, at December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero, which had a significant non-cash impact on our 2010 operating results.  As a result, approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) and $213 million of deferred directory costs were not recognized in our 2010 consolidated statement of comprehensive income (loss) which would have otherwise been recorded by the Predecessor Company.  In addition, our 2010 operating results were significantly impacted by the exclusion of approximately $61 million of bad debt expense due to the exclusion of revenue associated with the implementation of fresh start accounting at December 31, 2009 that would have been recognized by our Predecessor Company.  These non-cash fresh start adjustments impacted only our 2010 consolidated statement of comprehensive income (loss) and did not affect future years’ results.  Likewise, these non-cash fresh start adjustments did not affect cash flows as client billing and collection activities remained unchanged.

During 2010, the Company recorded $40 million of reduced operating expenses related to the favorable non-recurring, non-cash resolution of state operating tax claims.

For the year ended December 31, 2010, the Company made cash debt payments of $500 million, which reduced the Company’s debt obligations by $579 million. On December 23, 2010, the Company paid $185 million to prepay senior secured term loans of $264 million at 70% of par. This transaction resulted in the Company recording a $76 million non-taxable gain ($79 million gain offset by $3 million in administrative fees), which was recorded as gains on early extinguishment of debt on the Company’s 2010 consolidated statement of comprehensive income (loss). During 2010, the Company also made principal payments, at par, of $315 million.

2009

During 2009, the Company entered and emerged from Chapter 11 bankruptcy proceedings. As required by generally accepted accounting principles in the United States (“U.S. GAAP”), the Company adopted fresh start accounting effective December 31, 2009. The consolidated financial statements for the periods ended prior to December 31, 2009 do not include the effect of any changes in the Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. The results of operations of the Predecessor Company for the year ended December 31, 2009 include one-time reorganization items gains of $8,035 million, including a pre-emergence gain of $6,035 million resulting from the discharge of liabilities under the Predecessor Company’s amended plan of reorganization as well as a gain of $2,469 million associated with fresh start accounting adjustments.  Additionally, goodwill of $1,707 million and $555 million of intangible assets were recorded in 2009 in connection with the Company’s adoption of fresh start accounting.

Upon emergence from bankruptcy, our total outstanding debt of $2,750 million was classified as long-term. For additional information related to debt obligations, see Note 6 to our consolidated financial statements included in this report.

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

Overview

SuperMedia Inc. (“SuperMedia,” “we,” “our,” “us,” “Successor” or the “Company”), formerly known as Idearc Inc. (“Idearc” or “Predecessor Company”), is one of the largest yellow pages directory publishers in the United States as measured by revenue.  We also offer digital advertising solutions. We place our clients’ business information into our portfolio of local media solutions, which includes the Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, and our mobile sites and mobile applications.  In addition, we offer solutions for social media, digital content creation and management, reputation management and search engine optimization.

Together with our predecessor companies, we have more than 125 years of experience in the directory business. We primarily operate and are the official publisher in the markets in which Verizon Communications Inc. (“Verizon”), or its formerly owned properties now owned by FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”), are the incumbent local exchange carriers. We use their brands on our print directories in these and other specified markets. We have a number of agreements with them that govern our publishing relationship, including publishing agreements, branding agreements, and non-competition agreements, each of which has a term expiring in 2036.

We have a geographically diversified revenue base covering markets in 32 states for Superpages directories and in all 50 states for Superpages.com and our other digital solutions.  In 2012, we published more than 1,000 distinct directory titles and distributed about 74 million copies of these directories to businesses and residences in the United States.

At December 31, 2012, we had approximately 3,200 employees.  Of our total employees, approximately 950 employees, or 30%, were represented by unions.

Bankruptcy Filing and Proposed Merger with Dex One

Bankruptcy Filing

On March 18, 2013, SuperMedia and all of its domestic subsidiaries filed voluntary bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief under the provisions of Chapter 11 of the Bankruptcy Code.  Concurrently with the bankruptcy petitions, SuperMedia filed and requested confirmation of a prepackaged plan of reorganization (the “prepackaged plan”).  The prepackaged plan seeks  to effect the proposed merger and related transactions contemplated by our Merger Agreement (as defined below) with Dex One Corporation (“Dex One”), which is discussed in more detail below.  Also on March 18, 2013, Dex One and its domestic subsidiaries filed separate voluntary bankruptcy petitions in the Bankruptcy Court, and Dex One is seeking approval of its separate prepackaged plan of reorganization (together with SuperMedia’s prepackaged plan, the “prepackaged plans”).

The prepackaged plans are an alternative means by which to consummate the proposed merger and the other transactions contemplated by the Merger Agreement, including required amendments (the “financing amendments”) to SuperMedia’s and Dex One’s respective credit agreements (collectively, the “transaction”).  The Merger Agreement allows the transaction to be completed through Chapter 11 cases, if either SuperMedia or Dex One were unable to obtain its stockholders’s approval of the Merger Agreement or unanimous lender approval of the financing amendments.

At a special meeting on March 13, 2013, our stockholders voted to approve and adopt the Merger Agreement and the proposed merger in the event that we were able to obtain unanimous lender approval of the transaction.  In addition, prior to the March 13, 2013 voting deadline, our stockholders and lenders voted to accept the prepackaged plan in the event that we were unable to obtain unanimous lender approval of the transaction and, alternatively, elected to effect the transaction through Chapter 11 cases.  Similarly, Dex One’s stockholders also voted to approve and adopt the Merger Agreement and the proposed merger in the event that Dex One was able to obtain unanimous lender approval of the transaction, and Dex One’s stockholders and lenders voted to accept the prepackaged plan in the event Dex One was not able to obtain unanimous lender approval of the transaction.

Subsequent to the special meeting, our board of directors determined that we had not obtained the unanimous lender approval required to effect the transaction outside of court.  Accordingly, on March 18, 2013, we filed our voluntary bankruptcy petition in order to seek approval of the prepackaged plan and the completion of the transaction.

There can be no assurance that the Bankruptcy Court will confirm the prepackaged plans in a timely manner.  While operating under Chapter 11, the Company’s operations will be subject to oversight by the Bankruptcy Court, which could lead to uncertainties as to the realization of assets and satisfaction of obligations in the normal course of business.

Our prepackaged plan, including the effects of the transaction, could result in changes to our current debt and equity ownership structure.  The prepackaged plan and the effects of the transaction will also result in our assets and liabilities being re-valued under applicable accounting guidelines.

Merger Agreement

On August 20, 2012, SuperMedia, Dex One, Newdex Inc. (“Newdex”), and Spruce Acquisition Sub, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Original Merger Agreement,” and as amended and restated, the “Merger Agreement”), providing for a business combination of SuperMedia and Dex One.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Dex One will be merged with and into Newdex, with Newdex continuing as the surviving corporation, and Merger Sub will be merged with and into SuperMedia, with SuperMedia continuing as the surviving corporation (the “Mergers”).  As a result of the Mergers, Newdex will become a newly listed company and SuperMedia will become a direct wholly owned subsidiary of Newdex.

Following the announcement of the proposed Mergers, the current senior secured lenders for SuperMedia and Dex One formed a joint steering committee to evaluate the proposed amendments to the parties’ respective credit agreements as set forth in the Original Merger Agreement.

On December 5, 2012, SuperMedia, Dex One, Newdex, and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger which amended and restated the Original Merger Agreement to, among other things, (i) extend the date on which a party may unilaterally terminate the Merger Agreement from December 31, 2012 to June 30, 2013, (ii) reduce the number of directors of Newdex after the effectiveness of the Mergers from eleven to ten, and (iii) provide that if either Dex One or SuperMedia is unable to obtain the requisite consents to the Mergers from its stockholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders, the Mergers could be effected through the pre-packaged plans.

Also on December 5, 2012, we entered into a Support and Limited Waiver Agreement (the “Support Agreement”) with certain of our senior secured lenders and the administrative agent under our senior secured credit facility.  The Support Agreement sets forth the obligations and commitments of the parties with respect to the transaction.  Specifically, the lenders party to the Support Agreement agreed, subject to the terms of the Support Agreement, (i) to support and take reasonable action in furtherance of the financing amendments and the Support Agreement, (ii) to timely vote to accept our prepackaged plan, and (iii) in the event that we elected to effect the Mergers through Chapter 11 cases, (a) to support approval of our lender disclosure statement and confirmation of our prepackaged plan, (b) to support certain relief to be requested by SuperMedia from the Bankruptcy Court, (c) to refrain from taking any action inconsistent with the confirmation of our prepackaged plan, and (d) not to propose, support, solicit, or participate in the formulation of any plan other than our prepackaged plan.  On the same date, Dex One entered into a support agreement on substantially similar terms with the lenders and administrative agents under its senior secured credit facilities.

Subject to the terms of the Merger Agreement, which has been approved by the boards of directors of SuperMedia and Dex One, in each case by the unanimous vote of all directors voting, at the effective time of the Mergers, (i) each outstanding share of Dex One common stock (other than shares held by SuperMedia, Dex One, Newdex or any of their respective subsidiaries) will be converted into the right to receive 0.20 shares of Newdex common stock, par value $0.001 per share (the “Newdex Common Stock”), which reflects a 1-for-5 reverse stock split of Dex One common stock, and (ii) each outstanding share of SuperMedia common stock (other than shares held by SuperMedia, Dex One, Newdex or any of their respective subsidiaries) will be converted into the right to receive 0.4386 shares of Newdex Common Stock.  Outstanding SuperMedia stock options will be cancelled at the effective time of the Mergers and, to the extent that SuperMedia’s closing stock price on the date of the Mergers exceeds the option strike price, will be settled in cash.  All other outstanding SuperMedia equity awards will generally convert into Newdex Common Stock, after giving effect to the exchange ratio.  Immediately after the completion of the Mergers, we anticipate that current SuperMedia stockholders will own approximately 40% and current Dex One stockholders will own approximately 60% of Newdex, the combined company.

Completion of the Mergers is subject to conditions, including, among others: (i) the Bankruptcy Court having confirmed the pre-packaged plan of reorganization of such party substantially in the form provided in the Merger Agreement, (ii) SuperMedia and Dex One, and certain of their respective subsidiaries, having entered into a tax sharing agreement and a shared services agreement, and (iii) authorization having been obtained for the listing on the New York Stock Exchange or the Nasdaq Stock Market of the Newdex Common Stock to be issued as consideration in the Mergers.

As more fully described below, we are a party to that certain loan agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (as amended, the “Loan Agreement”), providing for the issuance of $2,750 million of senior secured term loans with a maturity date of December 15, 2015. As part of the prepackaged plan, the Loan Agreement will be amended and restated to extend the maturity date to December 31, 2016 as well as modify certain other provisions, including the revision of interest rate spreads as follows:

	ABR	Eurodollar
Current Spread	7.00%	8.00%
Revised Spread	7.60%	8.60%

The prepackaged plan will effect the transactions contemplated by the Merger Agreement, including the financing amendments, the tax sharing agreement and the shared services agreement.

The Merger Agreement contains certain termination rights for both SuperMedia and Dex One, including, among others, if the Mergers are not consummated on or before June 30, 2013.  The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances following receipt from or announcement by a third party of an alternative transaction proposal, including termination of the Merger Agreement by SuperMedia or Dex One as a result of an adverse change in the recommendation of the Mergers by the other party’s board of directors, SuperMedia may be required to pay to Dex One, or Dex One may be required to pay to SuperMedia, an expense reimbursement up to a maximum amount of $7.5 million.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is predicated upon, among other things, the successful completion of the pre-packaged plans.  While the Company is committed to pursuing completion of the pre-packaged plans and the Mergers, there can be no assurance that the pre-packaged plans will be approved as submitted to the Bankruptcy Court; and therefore, there is uncertainty about the Company’s ability to realize its assets or satisfy its liabilities in the normal course of business.  The Company’s consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Examples of significant estimates include the allowance for doubtful accounts, the recoverability and fair value determination of property, plant and equipment, goodwill, intangible assets and other long-lived assets, and pension and post-employment benefit assumptions.

Operating Revenue

We derive our operating revenue primarily from the sale of advertising into our media portfolio, which includes Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, and our Superpages.com network, a digital syndication network.

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

We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy.  For the years ended December 31, 2012 and 2011, our advertising sales declined 18.9% and 16.5% compared to 2011 and 2010, respectively.  If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues in the future.

To mitigate the effect of declining advertising sales and revenues, we continue to actively manage expenses and streamline operations to reduce our cost structure.

Operating Expense

Operating expense comprises five expense categories: (1) selling, (2) cost of sales, (3) general and administrative, (4) depreciation and amortization, and (5) impairment charge.

Selling.  Selling expense includes the sales and sales support organizations, including base salaries and sales commissions paid to our local sales force, national sales commissions paid to independent certified marketing representatives, sales training, advertising and client care expenses. Sales commissions are amortized over the average life of the directory or advertising service. All other selling costs are expensed as incurred. For the year ended December 31, 2012, selling expense of $345 million represented 37.7% of total operating expense and 25.5% of total operating revenue.

Cost of Sales.  Cost of sales includes the costs of producing and distributing print directories, direct mail and digital local search services, including publishing operations, paper, printing, distribution, website development and Internet traffic costs, which include costs from digital partners for display of our clients’ advertising. Costs directly attributable to producing print directories are amortized over the average life of a directory. These costs include paper, printing and initial distribution. All other costs are expensed as incurred. For the year ended December 31, 2012, cost of sales of $325 million represented 35.6% of total operating expense and 24.0% of total operating revenue.

General and Administrative.  General and administrative expense includes corporate management and governance functions, which are comprised of finance, human resources, real estate, legal, investor relations, billing and receivables management. In addition, general and administrative expense includes bad debt, operating taxes, insurance, stock-based compensation and other general expenses including severance. All general and administrative costs are expensed as incurred.  For the year ended December 31, 2012, general and administrative expense of $87 million represented 9.5% of total operating expense and 6.4% of total operating revenue.

Depreciation and Amortization.  Depreciation and amortization expense includes depreciation expense associated with property, plant and equipment and amortization expense associated with capitalized internal use software and other intangible assets. For the year ended December 31, 2012, depreciation and amortization expense of $157 million represented 17.2% of total operating expense and 11.6% of total operating revenue.

Impairment Charge.  No impairment charges were recorded in 2012. During 2011, we recorded a non-cash impairment charge of $1,003 million related to the write down of goodwill.  No impairment charges were recorded in 2010.  For additional information related to the goodwill impairment, see Note 3 to our consolidated financial statements included in this report.

Interest Expense

Interest expense, net of interest income, is primarily comprised of interest expense associated with our debt obligations offset by interest income.  For the year ended December 31, 2012, interest expense, net of interest income, was $170 million.

Reorganization Items

Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code, and include certain expenses, realized gains and losses, and provisions for losses resulting from the reorganization. Reorganization items include provisions and adjustments to record the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts, as well as professional advisory fees and other costs incurred as a result of our bankruptcy proceeding.

During the years ended December 31, 2012, 2011 and 2010, the Company recorded reorganization items resulting in a loss of $1 million, $2 million and $5 million, respectively, primarily consisting of professional fees directly associated with our Chapter 11 reorganization.  For additional information related to reorganization items, see Note 10 to our consolidated financial statements included in this report.

Gains on Early Extinguishment of Debt

The Company recorded non-taxable gains of $51 million related to the early extinguishment of a portion of our senior secured term loans during the year ended December 31, 2012.  On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a $28 million non-taxable gain ($29 million gain offset by $1 million in administrative fees).  On May 5, 2012, the Company utilized $33 million in cash to prepay $56 million of the senior secured term loans at a rate of 59% of par.  This transaction resulted in the Company recording a $23 million non-taxable gain ($23 million gain offset by less than $1 million in administrative fees).

The Company recorded non-taxable gains of $116 million related to the early extinguishment of a portion of our senior secured term loans during the year ended December 31, 2011.  The Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.  This transaction resulted in the Company recording a $116 million non-taxable gain ($118 million gain offset by $2 million in administrative fees).

The Company recorded non-taxable gains of $76 million related to the early extinguishment of a portion of our senior secured term loans during the year ended December 31, 2010.  The Company utilized $185 million in cash to prepay $264 million of the senior secured term loans at a rate of 70% of par.  This transaction resulted in the Company recording a $76 million non-taxable gain ($79 million gain offset by $3 million in administrative fees).

Provision (Benefit) for Income Taxes

The Company provides for income taxes for United States federal and various state jurisdictions.  Our provision includes current and deferred taxes for these jurisdictions, as well as the impact of uncertain tax benefits for the estimated tax positions taken on tax returns.  For the year ended December 31, 2012, we recorded an income tax provision of $97 million.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth our operating results for the years ended December 31, 2012 and 2011:

	2012	2011	Change	%
	(in millions, except %)
Operating Revenue	$1,354	$1,642	$(288)	(17.5)%
Operating Expense
Selling	345	435	(90)	(20.7)
Cost of sales (exclusive of depreciation and amortization)	325	408	(83)	(20.3)
General and administrative	87	220	(133)	(60.5)
Depreciation and amortization	157	172	(15)	(8.7)
Impairment charge	—	1,003	(1,003)	(100.0)
Total Operating Expense	914	2,238	(1,324)	(59.2)
Operating Income (Loss)	440	(596)	1,036	NM
Interest expense, net	170	227	(57)	(25.1)
Income (Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision for Income Taxes	270	(823)	1,093	NM
Reorganization items	(1)	(2)	1	(50.0)
Gains on early extinguishment of debt	51	116	(65)	(56.0)
Income (Loss) Before Provision for Income Taxes	320	(709)	1,029	NM
Provision for income taxes	97	62	35	56.5
Net Income (Loss)	$223	$(771)	$994	NM

Operating Revenue

Operating revenue of $1,354 million in 2012 decreased $288 million, or 17.5%, compared to $1,642 million in 2011. This decrease was primarily due to reduced advertiser renewals, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio).

Operating Expense

Operating expense of $914 million in 2012 decreased $1,324 million, or 59.2%, compared to $2,238 million in 2011.  This decrease was primarily attributable to a non-cash pre-tax goodwill impairment charge of $1,003 million recorded in 2011, as well as additional expense reductions in 2012 described below:

Selling. Selling expense of $345 million in 2012 decreased $90 million, or 20.7%, compared to $435 million in 2011. This decrease resulted primarily from lower sales commissions, lower employee related costs, reduced advertising costs associated with our national advertising program and lower employee benefit costs.

Cost of Sales. Cost of sales of $325 million in 2012 decreased $83 million, or 20.3%, compared to $408 million in 2011. This decrease was primarily due to lower printing and distribution costs as a result of lower volumes, reduced Internet traffic costs and lower employee related costs.

General and Administrative. General and administrative expense of $87 million in 2012 decreased $133 million, or 60.5%, compared to $220 million in 2011. This decrease was primarily due to a $64 million credit to expense in 2012 associated with the amortization of a deferred gain related to certain plan amendments associated with other post-employment benefits and reduced bad debt expense.  In addition, the decrease was due to lower severance costs, lower contract services costs, a charge in 2011 associated with a non-recurring vendor settlement and higher settlement losses in 2011 associated with our pension plans.  These decreases were partially offset by charges of $6 million related to the amortization of unrecognized net losses associated with post-employment benefits, $5 million of merger transaction costs in 2012 associated with our proposed merger with Dex One and a $4 million charge associated with the write down of our Los Alamitos property.  Bad debt expense of $19 million for the year ended December 31, 2012, decreased by $45 million, or 70.3% compared to $64 million for the year ended December 31, 2011. Bad debt expense as a percent of total operating revenue was 1.4% for the year ended December 31, 2012 compared to 3.9% for the year ended December 31, 2011.

Depreciation and Amortization. Depreciation and amortization expense of $157 million in 2012 decreased $15 million, or 8.7%, compared to $172 million in 2011. This decrease was primarily due to lower amortization expense associated with capitalized internal use software.

Impairment Charge.  No impairment charges were recorded in 2012.  In 2011, we recorded a non-cash impairment charge of $1,003 million related to the write down of goodwill.

Interest Expense

Interest expense, net of interest income, of $170 million in 2012 decreased $57 million, or 25.1%, compared to interest expense, net of interest income, of $227 million in 2011.  This decrease was primarily due to a reduction in our senior secured term loans as a result of principal payments.

Gains on Early Extinguishment of Debt

Gains on early extinguishment of debt of $51 million in 2012 decreased $65 million, or 56.0%, compared to $116 million recorded in 2011.

The Company recorded non-taxable gains of $51 million related to the early extinguishment of a portion of our senior secured term loans during the year ended December 31, 2012.  On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a $28 million non-taxable gain ($29 million gain offset by $1 million in administrative fees).  On May 5, 2012, the Company utilized $33 million in cash to prepay $56 million of the senior secured term loans at a rate of 59% of par.  This transaction resulted in the Company recording a $23 million non-taxable gain ($23 million gain offset by less than $1 million in administrative fees).

The Company recorded non-taxable gains of $116 million related to the early extinguishment of a portion of our senior secured term loans in 2011.  The Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.  This transaction resulted in the Company recording a $116 million non-taxable gain ($118 million gain offset by $2 million in administrative fees).

Provision for Income Taxes

Provision for income taxes of $97 million for 2012 increased $35 million, or 56.5%, compared to $62 million for the year ended December 31, 2011, primarily due to the items described above and the impact of the large non-deductible component of the goodwill impairment charge in 2011.  The Company could only realize a $6 million tax benefit related to the small deductible component of the goodwill impairment charge.  Additionally, the cancellation of indebtedness income (“CODI”) generated with the Company’s below par debt repurchases in 2012 and 2011 were non-taxable events.  Generally, the discharge of a debt obligation for an amount less than its adjusted issue price creates CODI, which must be included in the Company’s taxable income; however, the Internal Revenue Code allowed the Company to permanently exclude this CODI from taxation.  The provision for income taxes for 2012 and 2011 includes the effect of one-time discrete items.  The effective tax rates for 2012 and 2011 were 30.3% and (8.7%), respectively.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth our operating results for the years ended December 31, 2011 and 2010:

	2011	2010	Change	%
	(in millions, except %)
Operating Revenue	$1,642	$1,176	$466	39.6%
Operating Expense
Selling	435	470	(35)	(7.4)
Cost of sales (exclusive of depreciation and amortization)	408	418	(10)	(2.4)
General and administrative	220	198	22	11.1
Depreciation and amortization	172	186	(14)	(7.5)
Impairment charge	1,003	—	1,003	NM
Total Operating Expense	2,238	1,272	966	75.9
Operating (Loss)	(596)	(96)	(500)	NM
Interest expense, net	227	278	(51)	(18.3)
(Loss) Before Reorganization Items, Gain on Early Extinguishment of Debt and Provision (Benefit) for Income Taxes	(823)	(374)	(449)	120.1
Reorganization items	(2)	(5)	3	(60.0)
Gains on early extinguishment of debt	116	76	40	52.6
(Loss) Before Provision (Benefit) for Income Taxes	(709)	(303)	(406)	134.0
Provision (benefit) for income taxes	62	(107)	169	NM
Net (Loss)	$(771)	$(196)	$(575)	NM

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

Gains on Early Extinguishment of Debt

The Company recorded a gain of $116 million related to the early extinguishment of a portion of our senior secured term loans in 2011.  The Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.  This resulted in a non-taxable gain of $116 million ($118 million gain offset by $2 million in administrative fees).

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

Liquidity and Capital Resources

Historical

Our principal source of liquidity is cash flow generated from operations.  As previously discussed, during 2009, we filed for and emerged from Chapter 11 bankruptcy. Upon emergence from Chapter 11 bankruptcy, we entered into a Loan Agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for the issuance of $2,750 million of senior secured term loans, which were issued on December 31, 2009 in partial satisfaction of the amounts outstanding under our pre-petition senior secured credit facilities. The administrative agent and such financial institutions were the administrative agent and the lenders under our pre-petition senior secured credit facility.  Our debt obligations as of December 31, 2012 are $1,442 million.

The senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the Alternate Base Rate (“ABR”) plus an Applicable Margin (as defined in the Loan Agreement), or (ii) adjusted London Inter-Bank Offered Rate (“LIBOR”) plus an Applicable Margin. The Applicable Margin is 7.0% for loans with interest rates determined by reference to the ABR and 8.0% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have a floor interest rate of

4.0% in the case of ABR and 3.0% in the case of LIBOR.  As long as interest rates remain at or below 4.0% for ABR and 3.0% for LIBOR, which is currently the case, our effective interest rate will be 11.0%.

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

As a condition of and contingent upon the proposed merger with Dex One, the Company has negotiated with its lenders amendments to extend the maturity of the senior secured term loans by one year from December 31, 2015 to December 31, 2016 as well as to modify certain other provisions, including an increase to the interest rate to a floor of 11.6%.  If approved, the prepackaged plan will effect the transactions contemplated by the Merger Agreement, including the financing amendments.  For additional information related to the pending merger and conditions to complete the transaction, see Note 2 to our consolidated financial statements included in this report.

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

During 2012, the Company utilized $251 million of cash to reduce our senior secured term loans by $303 million.   On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a $28 million non-taxable gain ($29 million gain offset by $1 million in administrative fees).  On May 5, 2012, the Company utilized $33 million in cash to prepay $56 million of the senior secured term loans at a rate of 59% of par.  This transaction resulted in the Company recording a $23 million non-taxable gain ($23 million gain offset by less than $1 million in administrative fees).  These below par payment transactions were recorded as gains on early extinguishment of debt on the Company’s 2012 consolidated statement of comprehensive income (loss).  During 2012, the Company also made principal payments, at par, of $187 million.

During 2011, the Company utilized $308 million of cash to reduce our senior secured term loans by $426 million.  On December 14, 2011, the Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.  During 2011, the Company also made principal payments, at par, of $191 million.

The Loan Agreement requires the Company to meet minimum financial requirements, including that the Company maintain a consolidated leverage ratio, defined as total debt divided by earnings before interest, taxes, depreciation, amortization and other allowed Loan Agreement adjustments, as of the last day of each fiscal quarter, not to exceed 7.5 to 1.0 beginning January 1, 2011, and that the Company maintain an interest coverage ratio, defined as earnings before interest, taxes, depreciation, amortization and other allowed adjustments in the Loan Agreement, divided by cash interest paid, at the end of each fiscal quarter, of at least 1.1 to 1.0 beginning January 1, 2011.  The Loan Agreement also includes covenants that restrict the Company’s and its restricted subsidiaries’ ability to incur additional debt, pay dividends and other distributions, create liens, merge, liquidate or consolidate, make investments and acquisitions, sell assets, enter into sale and leaseback transactions and swap agreements, and enter into agreements with affiliates.

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

As of December 31, 2012, the Company is in compliance with all covenants of the Loan Agreement.

As discussed in Note 2 to our consolidated financial statements included in this report, the Mergers will be effected through a voluntary prepackaged plan under chapter 11 of the Bankruptcy Code.  A greater than two-thirds majority of the Company’s lenders have executed the support agreement which provides for lender support of the prepackaged plan such that the lenders have waived any default under the Company’s Loan Agreement triggered by the bankruptcy filing.  Therefore, the Company has classified its debt obligation as non-current at December 31, 2012.

We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, interest debt service requirements and other cash needs in 2013.  The Company anticipates being able to comply with all debt covenants throughout 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth a summary of our cash flows for the years ended December 31, 2012 and 2011:

	2012	2011	Change
	(in millions)
Cash Flow Provided By (Used In):
Operating activities	$288	$244	$44
Investing activities	(13)	(18)	5
Financing activities	(260)	(310)	50
Increase (Decrease) In Cash and Cash Equivalents	$15	$(84)	$99

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $288 million in 2012 increased $44 million compared to $244 million in 2011, primarily due to lower debt interest payments of $59 million associated with reduced debt obligations and lower income tax payments of $53 million.  Our income tax payments in 2011 of $143 million included a federal tax payment of $72 million related to our 2010 income tax obligations.  The remaining increase in net cash provided by operating activities was due to reduced expenditures and lower severance payments.  These increases were partially offset by lower cash collections associated with lower revenues, cash contributions of $9 million to a qualified pension plan and merger transaction costs of $5 million, representing professional fees, associated with our proposed merger with Dex One.

Our 2012 payments for other post-employment benefit costs were $20 million. Our 2013 cash outflow associated with these benefits are anticipated to be approximately $14 million and we expect further reduced cash outflows in future years due to impacts of plan amendments adopted June 25, 2012. For additional information related to other post-employment benefits, see the contractual obligations table below and Note 7 to our consolidated financial statements included in this report.

During 2012, the Company made cash contribution of $9 million to a qualified pension plan as required under pension accounting guidelines.  In 2013, the Company does not anticipate making any cash contributions to its qualified pension plans.

Cash used in investing activities of $13 million in 2012 decreased $5 million compared to $18 million in 2011, primarily due to reduced capital expenditures.

Net cash used in financing activities of $260 million for 2012 decreased $50 million compared to $310 million in 2011. Net cash used in financing activities for the years ended December 31, 2012 and 2011 primarily represents the repayment of debt principal.  In 2012, the Company also paid financing fees of $8 million related to our proposed merger with Dex One.

For the year ended December 31, 2012, the Company made cash debt payments of $251 million, which reduced the Company’s outstanding debt obligations by $303 million.  On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a $28 million non-taxable gain ($29 million gain offset by $1 million in administrative fees).  On May 5, 2012, the Company utilized $33 million in cash to prepay $56 million of the senior secured term loans at a rate of 59% of par.  This transaction resulted in the Company recording a $23 million non-taxable gain ($23 million gain offset by less than $1 million in administrative fees).  These below par payment transactions were recorded as gains on early extinguishment of debt on the Company’s consolidated statement of comprehensive income (loss).  During 2012, the Company also made principal payments, at par, of $187 million.

For the year ended December 31, 2011, the Company made cash debt payments of $308 million, which reduced the Company’s outstanding debt obligations by $426 million.  On December 14, 2011, the Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.  This transaction resulted in the Company recording a $116 million non-taxable gain ($118 million gain offset by $2 million in administrative fees associated), which was recorded as gains on early extinguishment of debt on the Company’s consolidated statement of comprehensive income (loss). During 2011, the Company also made principal payments, at par, of $191 million.

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

During 2011, the Company did not make any contributions to our pension plans.  Our 2011 payments for other post-employment benefit costs were $24 million.

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

For the year ended December 31, 2011, the Company made cash debt payments of $308 million, which reduced the Company’s outstanding debt obligations by $426 million.  On December 14, 2011, the Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.  This transaction resulted in the Company recording a $116 million non-taxable gain ($118 million gain offset by $2 million in administrative fees), which was recorded as gains on early extinguishment of debt on the Company’s consolidated statement of comprehensive income (loss). During 2011, the Company also made principal payments, at par, of $191 million.

For the year ended December 31, 2010, the Company made cash debt payments of $500 million, which reduced the Company’s debt obligations by $579 million.   On December 23, 2010, the Company paid $185 million to prepay senior secured term loans of $264 million at 70% of par.  This transaction resulted in the Company recording a $76 million non-taxable gain ($79 million gain offset by $3 million in administrative fees), which was recorded as gains on early extinguishment of debt on the Company’s consolidated statement of comprehensive income (loss).  During 2010, the Company also made principal payments, at par, of $315 million.

Contractual Obligations

Our contractual obligations as of December 31, 2012, are summarized below:

	Payments Due by Period
	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt obligations and associated interest payments (1)	$1,442	$—	$1,442	$—	$—
Operating lease obligations	54	15	20	14	5
Other post-employment benefit obligations	30	14	2	2	12
Total	$1,526	$29	$1,464	$16	$17

(1)         Our total outstanding debt obligations are $1,442 million. The senior secured term loans must be repaid in full on December 31, 2015.  The Company has the right to prepay at par the senior secured term loans in whole or in part, from time to time, without premium or penalty, subject to specified requirements as to size and manner of payment.  After each fiscal quarter, the Company must also prepay outstanding senior secured term loans in an aggregate amount equal to 67.5% of the amount of any increase in the Company’s Available Cash, as defined in the Loan Agreement during such fiscal quarter, less the principal amount of any voluntary prepayments made during such quarter.  Our interest obligations are variable based on ABR or LIBOR and are payable quarterly based on the outstanding debt balance during the period.  During 2012, the Company paid interest of $174 million associated with our senior secured term loans. Due to the uncertainty of the amount of the principal payments from Available Cash and voluntary prepayments, interest payments in future years cannot be reasonably estimated. On November 8, 2011, the Company entered into the Second Amendment to the Loan Agreement. The terms of the Second Amendment allow the Company, effective upon the execution of the amendment and until January 1, 2014, to repurchase and retire debt below par, subject to certain requirements and conditions. For additional information related to debt obligations, see Note 6 to our consolidated financial statements included in this report.

The anticipated obligations for unrecognized tax benefits which would require cash settlements were $44 million as of December 31, 2012.  It is reasonably possible that the majority of unrecognized tax benefits could decrease within the next twelve months, due to expiration of the statute of limitations in various jurisdictions.

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

Revenue derived from digital advertising is earned primarily from two sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our and other local search websites, website development and website hosting for client advertisers. Revenue from fixed-fee advertising is recognized ratably over the life of the advertising service. Performance-based advertising revenue is earned when consumers connect with client advertisers by a “click” on their digital advertising or a phone call to their business. Performance-based advertising revenue is recognized when there is evidence that qualifying transactions have occurred.

Some of our revenue agreements contain multiple deliverables that involve one or more of our advertising media.  Revenue from these agreements is allocated to the separate units of accounting using the relative selling price method.

In connection with our adoption of fresh start accounting in 2009, the fair value of the deferred revenue was determined to be zero.  We did not have remaining performance obligations related to our clients who had previously contracted for advertising, thus, no value was assigned to deferred revenue.  As a result, deferred revenue of approximately $846 million ($826 million net of estimated sales allowance) was not recognized in our 2010 consolidated statement of comprehensive income (loss) which would have been otherwise recorded by the Predecessor Company.

Expense Recognition

Costs directly attributable to producing directories are amortized over the average life of a directory under the deferral and amortization method of accounting. Direct costs include paper, printing, initial distribution and sales commissions. Paper costs are stated on an average cost basis.  All other costs are recognized as incurred.

In connection with the Company’s adoption of fresh start accounting in 2009, the fair value of deferred directory costs was determined to be zero.  The deferred directory costs as of December 31, 2009 did not have future value since the Company had already incurred the costs to produce the clients’ advertising and did not expect to incur additional costs associated with those published directories.  As a result, deferred directory costs of $213 million were not recognized in our 2010 consolidated statement of comprehensive income (loss) which would have been otherwise recorded by the Predecessor Company.

Accounts Receivable and Unbilled Accounts Receivable

At December 31, 2012, the Company’s consolidated balance sheet has accounts receivables of $119 million, which represents receivables of $158 million, including amounts billed to clients but not yet collected and amounts to be billed for services already provided, net of an allowance for doubtful accounts of $39 million.

Receivables are recorded net of an allowance for doubtful accounts.  The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history, and an estimate of uncollectible accounts.  Judgment is exercised in adjusting the provision as a consequence of known items, such as current economic factors and credit trends.  Accounts receivable adjustments are recorded against the allowance for doubtful accounts.  Bad debt expense as a percentage of revenue for the years 2012, 2011 and 2010 was 1.4%, 3.9% and 5.2%, respectively.

Goodwill and Intangible Assets

The Company has goodwill of $704 million and intangible assets of $221 million on the consolidated balance sheet as of December 31, 2012.

Goodwill

In accordance with U.S. GAAP, impairment testing for goodwill is performed at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach, which is performed at the entity level (the reporting unit). Step one compares the fair value of the reporting unit (calculated using a combination of the income and market approaches) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

The Company performed its annual impairment test of goodwill as of October 1, 2012.  The Company determined the fair value of the reporting unit exceeded the carrying value of the reporting unit; therefore there was no impairment of goodwill.

Intangible Assets

Intangible assets are recorded separately from goodwill if they meet certain criteria. Internal use software is capitalized if it has a useful life in excess of one year.  Subsequent additions, modifications or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform.

The Company’s intangible assets and their estimated useful lives are presented in the table below:

Estimated Useful Lives (in years)
Client relationships	5
Patented technologies	3
Internal use software	3-7
Marketing-related intangibles	Indefinite

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

Marketing-related intangibles, which include trademarks, domain names and trade names are not amortized but are instead tested for impairment.  The recoverability of indefinite-lived intangible assets is tested annually or whenever events or changes in circumstances indicate that the intangible assets’ carrying amounts may not be recoverable. In the recoverability analysis, the carrying amount of the asset is measured against the estimated discounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.

The Company evaluated its intangible assets based on current economic and business indicators and determined they were not impaired as of December 31, 2012.

For additional information related to goodwill and intangible assets, see Note 3 to our consolidated financial statements included in this report.

Pension and Other Post-Employment Benefits

The Company’s pension plans are non-contributory qualified defined benefit plans provided to certain employees.  The Company also maintains a non-qualified pension plan for certain employees.

The Company’s other post-employment benefits (“OPEB”) include post-employment health care and life insurance plans to certain retirees and their dependents.  On June 25, 2012 the Company amended its other post-employment benefit plans.  The changes limit or eliminate Company subsidies associated with other post-employment benefits.

Long-term assumptions are developed to determine the Company’s employee benefit obligation, the most significant of which are the discount rate, the expected rate of return on plan assets, and the health care cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.  For additional information related to pension and other post-employment benefits, see Note 7 to our consolidated financial statements included in this report.

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

The healthcare cost trend rate as of December 31, 2012 for pre-Medicare participants was 8.25% and 7.25% for Medicare participants, declining to 5.0% by 2020 for both groups.

A sensitivity analysis of the impact on the expense (income) recorded for 2013 of a one percent change in our assumptions is shown in the table below:

	Pension		Health Care and Life
	+1.0%	-1.0%	+1.0%	-1.0%
	(in millions)
Discount rate	$2	$(3)	$1	$(1)
Expected return on assets	(6)	6	—	—
Health care trend rate	—	—	1	—

Income Taxes

Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The likelihood that deferred tax assets can be recovered must be assessed. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. Judgment regarding future taxable income may change due to future market conditions, changes in laws and other factors. These changes, if any, may require material adjustments to deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made. For additional information related to income taxes, see Note 11 to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company has adopted the provisions of ASU 2011-04 as required.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. The Company has adopted the provisions of ASU 2011-05 as required.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 2011-08”), “Testing Goodwill for Impairment,” which amends ASC 350, “Intangibles — Goodwill and Other”.  The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The guidance provided in ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. The Company has adopted the provisions of ASU 2011-08 as required.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (“ASU 2012-02”), “Testing Indefinite-Lived Intangible Assets for Impairment,” which amends ASC 350, “Intangibles—Goodwill and Other.” The amended guidance allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for interim and annual periods beginning after September 15, 2012 and early adoption is permitted. The Company anticipates that the adoption of ASU 2012-02 will not have a material impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various types of market risk in the normal course of business. In particular, we are subject to interest rate variability primarily associated with borrowings under our credit facilities.

As of December 31, 2012, the Company has a balance of $1,442 million on the Loan Agreement with certain financial institutions. The senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the prime rate (ABR) plus an Applicable Margin, or (ii) adjusted LIBOR plus an Applicable Margin. The Applicable Margin is 7.0% for loans with interest rates determined by reference to ABR and 8.0% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have a floor interest rate of 4.0% in the case of ABR and 3.0% in the case of LIBOR. As long as interest rates remain at or below 4.0% for ABR and 3.0% for LIBOR, our minimum effective interest rate will be 11.0%.

We performed an interest rate sensitivity analysis on our variable rate debt under our new capital structure. With the LIBOR floor of 3.0% on our variable rate debt and a current LIBOR rate of 0.31%, an increase in LIBOR rates of up to 269 basis points would not affect our 2013 pre-tax earnings.  An increase of 50 basis points above the 3.0% LIBOR floor to 3.5% would increase estimated interest expense by approximately $7 million.

As a condition of and contingent upon the proposed merger with Dex One, the Company has negotiated with its lenders amendments to extend the maturity of the senior secured term loans by one year from December 31, 2015 to December 31, 2016 as well as to modify certain other provisions, including an increase to the interest rate to a floor of 11.6%.  If approved, the prepackaged plan will effect the transactions contemplated by the Merger Agreement, including the financing amendments.  For additional information related to the pending merger and conditions to complete the Mergers, see Note 2 to the Company’s consolidated financial statements included in this report.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SuperMedia Inc.

We have audited the accompanying consolidated balance sheets of SuperMedia Inc and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012.    These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperMedia Inc and subsidiaries at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company is in the process of merging with Dex One Corporation. To complete the merger, the Company filed a voluntary bankruptcy petition seeking relief pursuant to a pre-packaged plan of reorganization under the provisions of Chapter 11 of the Bankruptcy Code to restructure its outstanding indebtedness. These conditions raise substantial doubt about SuperMedia Inc.’s ability to continue as a going concern.  Management’s plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the impact of this uncertainty.

/s/ Ernst & Young LLP

Dallas, Texas
March 21, 2013

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2012	2011	2010
	(in millions, except per share amounts)

Operating Revenue	$1,354	$1,642	$1,176
Operating Expense
Selling	345	435	470
Cost of sales (exclusive of depreciation and amortization)	325	408	418
General and administrative	87	220	198
Depreciation and amortization	157	172	186
Impairment charge	—	1,003	—
Total Operating Expense	914	2,238	1,272
Operating Income (Loss)	440	(596)	(96)
Interest expense, net	170	227	278
Income (Loss) Before Reorganization Items, Gains on Early Extinguishment of Debt and Provision for Income Taxes	270	(823)	(374)
Reorganization items	(1)	(2)	(5)
Gains on early extinguishment of debt	51	116	76
Income (Loss) Before Provision for Income Taxes	320	(709)	(303)
Provision for income taxes	97	62	(107)
Net Income (Loss)	$223	$(771)	$(196)

Basic and diluted earnings (loss) per common share	$14.28	$(51.04)	$(13.04)
Basic and diluted weighted-average common shares outstanding	15.3	15.1	15.0

Comprehensive Income (Loss):
Net income (loss)	$223	$(771)	$(196)
Adjustments for pensions and post-employment benefits, net of taxes	100	9	(40)
Total Comprehensive Income (Loss)	$323	$(762)	$(236)

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Balance Sheets

	At December 31,
	2012	2011
	(in millions, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$105	$90
Accounts receivable, net of allowances of $39 and $59	119	147
Accrued taxes receivable	2	27
Deferred directory costs	128	155
Prepaid expenses and other	22	12
Assets held for sale	21	—
Total current assets	397	431
Property, plant and equipment	99	127
Less: accumulated depreciation	70	53
	29	74
Goodwill	704	704
Intangible assets, net	221	345
Pension assets	56	75
Other non-current assets	3	4
Total assets	$1,410	$1,633

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$—	$4
Accounts payable and accrued liabilities	109	126
Deferred revenue	66	82
Deferred tax liabilities	3	4
Other	17	18
Total current liabilities	195	234
Long-term debt	1,442	1,741
Employee benefit obligations	109	364
Non-current deferred tax liabilities	81	43
Unrecognized tax benefits	44	39

Stockholders’ (deficit):
Common stock ($.01 par value; 60 million shares authorized, 15,664,432 and 15,468,740 shares issued and outstanding in 2012 and 2011, respectively)	—	—
Additional paid-in capital	214	210
Retained (deficit)	(744)	(967)
Accumulated other comprehensive income (loss)	69	(31)
Total stockholders’ (deficit)	(461)	(788)
Total liabilities and stockholders’ (deficit)	$1,410	$1,633

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Total
	(in millions)
Balance at December 31, 2009	$—	$200	$—	$—	$200
Net (loss) (1)	—	—	(196)	—	(196)
Issuance of equity based awards	—	6	—	—	6
Adjustments for pension and post-employment benefits	—	—	—	(40)	(40)
Balance at December 31, 2010	—	206	(196)	(40)	(30)
Net (loss) (2)	—	—	(771)	—	(771)
Issuance of equity based awards	—	4	—	—	4
Adjustments for pension and post-employment benefits	—	—	—	9	9
Balance at December 31, 2011	$—	210	(967)	(31)	(788)
Net income	—	—	223	—	223
Issuance of equity based awards	—	4	—	—	4
Adjustments for pension and post-employment benefits	—	—	—	100	100
Balance at December 31, 2012	$—	$214	$(744)	$69	$(461)

(1)         The Company’s 2010 net (loss) was significantly impacted by the effects of fresh start accounting adopted by the Company in 2009.

(2)         During 2011, the Company recorded a non-cash, goodwill impairment charge of $1,003 million ($997 million after-tax) in the consolidated statements of comprehensive income (loss).  For additional information related to goodwill impairment, see Note 3.

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$223	$(771)	$(196)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	157	172	186
Gains on early extinguishment of debt	(51)	(116)	(76)
Employee retirement benefits	(62)	14	11
Deferred income taxes	(23)	17	(225)
Provision for uncollectible accounts	19	64	61
Stock-based compensation expense	4	4	6
Impairment charge	—	1,003	—
Changes in current assets and liabilities
Accounts receivable and unbilled accounts receivable	16	(1)	675
Deferred directory costs	27	44	(175)
Other current assets	—	2	4
Accounts payable and accrued liabilities	(6)	(166)	244
Other, net	(16)	(22)	(6)
Net cash provided by operating activities	288	244	509
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(13)	(19)	(45)
Proceeds from sale of assets	—	1	1
Net cash used in investing activities	(13)	(18)	(44)
Cash Flows from Financing Activities
Repayments of long-term debt	(251)	(308)	(500)
Other, net	(9)	(2)	(3)
Net cash used in financing activities	(260)	(310)	(503)
Increase (decrease) in cash and cash equivalents	15	(84)	(38)
Cash and cash equivalents, beginning of year	90	174	212
Cash and cash equivalents, end of year	$105	$90	$174

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1  Description of Business and Summary of Significant Accounting Policies

General

SuperMedia Inc. (“SuperMedia,” “we,” “our,” “us,” “Successor” or the “Company”), formerly known as Idearc Inc. (“Idearc” or “Predecessor Company”), is one of the largest yellow pages directory publishers in the United States as measured by revenue.  We also offer digital advertising solutions. We place our clients’ business information into our portfolio of local media solutions, which includes the Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, and our mobile sites and mobile applications.  In addition, we offer solutions for social media, digital content creation and management, reputation management and search engine optimization.

Together with our predecessor companies, we have more than 125 years of experience in the directory business. We primarily operate and are the official publisher in the markets in which Verizon Communications Inc. (“Verizon”), or its formerly owned properties now owned by FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”), are the incumbent local exchange carriers. We use their brands on our print directories in these and other specified markets. We have a number of agreements with them that govern our publishing relationship, including publishing agreements, branding agreements, and non-competition agreements, each of which has a term expiring in 2036.

We have a geographically diversified revenue base covering markets in 32 states for Superpages directories and in all 50 states for Superpages.com and our other digital solutions.  In 2012, we published more than 1,000 distinct directory titles and distributed about 74 million copies of these directories to businesses and residences in the United States.

At December 31, 2012, we had approximately 3,200 employees.  Of our total employees, approximately 950 employees, or 30%, were represented by unions.

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

The Company is managed as a single business segment. The Company sells advertising solutions to our clients and places their business information into our portfolio of local media, which includes the Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network, and our mobile sites and mobile applications.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Examples of significant estimates include the allowance for doubtful accounts, the recoverability and fair value determination of property, plant and equipment, intangible assets and other long-lived assets, and pension and post-employment benefit assumptions.

Revenue Recognition

Revenue is earned from the sale of advertising. The sale of advertising in print directories is the primary source of revenue. We recognize revenue from print directory advertising ratably over the life of each directory using the amortization method of accounting, with revenue recognition commencing in the month of publication.

Revenue derived from digital advertising is earned primarily from two sources: fixed-fee and performance-based advertising. Fixed-fee advertising includes advertisement placement on our and other local search websites, website development and website hosting for client advertisers. Revenue from fixed-fee advertising is recognized ratably over the life of the advertising service. Performance-based advertising revenue is earned when consumers connect with client advertisers by a “click” on their digital advertising or a phone call to their business. Performance-based advertising revenue is recognized when there is evidence that qualifying transactions have occurred.

Some of our revenue agreements contain multiple deliverables that involve one or more of our advertising media that qualify as separate units of accounting.  Revenue from these agreements is allocated to the separate units of accounting using the relative selling price method based on the estimated selling price of each deliverable when sold separately.

Expense Recognition

Costs directly attributable to producing directories are amortized over the average life of a directory under the deferral and amortization method of accounting. Direct costs include paper, printing, initial distribution and sales commissions. Paper costs are stated on an average cost basis.  All other costs are recognized as incurred.

Barter Transactions

Occasionally, the Company may enter into certain transactions where a third party provides directory placement arrangements, sponsorships or other media advertising in exchange for comparable advertising with the Company. Due to the subjective nature of barter transactions, revenue and expense from these transactions are not recognized on the Company’s consolidated statements of comprehensive income (loss). If recognized, revenue associated with barter transactions would be less than 1% of total revenue.

Cash and Cash Equivalents

Highly liquid investments with a maturity of 90 days or less when purchased are considered to be cash equivalents. Cash and cash equivalents consist of bank deposits and money market funds. Cash equivalents are stated at cost, which approximates market value. As of December 31, 2012, the Company’s cash and cash equivalents are valued at $105 million.

Accounts Receivable and Unbilled Accounts Receivable

At December 31, 2012, the Company’s consolidated balance sheet has accounts receivables of $119 million, which represents receivables of $158 million, including amounts billed to clients but not yet collected and amounts to be billed for services already provided, net of an allowance for doubtful accounts of $39 million.

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

Approximately 85% of the Company’s 2012 revenue is derived from the sale of advertising to local small- and medium-sized businesses that advertise in limited geographical areas. These advertisers are usually billed in monthly installments after the advertising has been published and, in turn, make monthly payments, requiring the Company to extend credit to these customers. This practice is widely accepted within the industry. While most new advertisers and those wanting to expand their current media solutions are subject to a credit review, the default rates of small- and medium-sized companies are generally higher than those of larger companies. The Company believes that this practice will not have a material adverse impact on future results, however, no assurances can be made.

The remaining 15% of the Company’s 2012 revenue is derived from the sale of advertising to larger businesses that advertise regionally or nationally. Contracted certified marketing representatives (“CMRs”) purchase advertising on behalf of these advertisers. Payment for advertising is due when the advertising is published and is received directly from the CMRs, net of the CMRs’ commission. The CMRs are responsible for billing and collecting from the advertisers. While the Company still has exposure to credit risks, historically, the losses from this client set have been less than that of local advertisers.

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

Goodwill and Intangible Assets

The Company has goodwill of $704 million and intangible assets of $221 million on the consolidated balance sheet as of December 31, 2012.

Goodwill

In accordance with U.S. GAAP, impairment testing for goodwill is performed at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach, which is performed at the entity level (the reporting unit). Step one compares the fair value of the reporting unit to its carrying value. In performing step one of the impairment test, the Company estimated the fair value of the reporting unit using a combination of the income and market approaches with greater emphasis placed on the income approach, for purposes of estimating the total enterprise value of the Company.  If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

The Company performed its annual impairment test of goodwill as of October 1, 2012.  The Company determined the fair value of the reporting unit exceeded the carrying value of the reporting unit; therefore there was no impairment of goodwill.

Intangible Assets

Intangible assets are recorded separately from goodwill if they meet certain criteria. Internal use software is capitalized if it has a useful life in excess of one year.  Subsequent additions, modifications or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform.

The Company’s intangible assets and their estimated useful lives are presented in the table below:

Estimated Useful Lives (in years)
Client relationships	5
Patented technologies	3
Internal use software	3-7
Marketing-related intangibles	Indefinite

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

Marketing-related intangibles, which include trademarks, domain names and trade names are not amortized but are instead tested for impairment.  The recoverability of indefinite-lived intangible assets is tested annually or whenever events or changes in circumstances indicate that the intangible assets’ carrying amounts may not be recoverable. In the recoverability analysis, the carrying amount of the asset is measured against the estimated discounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.

The Company evaluated its intangible assets based on current economic and business indicators and determined they were not impaired as of December 31, 2012.

For additional information related to goodwill and intangible assets, see Note 3.

Pension and Other Post-Employment Benefits

The Company’s pension plans are non-contributory qualified defined benefit plans provided to certain employees.  The Company also maintains a non-qualified pension plan for certain employees.  Participants in the management pension plan no longer earn pension benefits.  In addition, new management employees hired after December 31, 2005 are not eligible for pension benefits.  Certain participants in the Company’s collective bargaining units no longer earn pension benefits effective December 31, 2012.  Pension assets held in trust and recorded on the Company’s consolidated balance sheet as of December 31, 2012 are valued in accordance with applicable accounting guidance on fair value measurements.

The Company’s other post-employment benefits (“OPEB”) include post-employment health care and life insurance plans to certain retirees and their dependents  On June 25, 2012 the Company amended its other post-employment benefit plans.  The changes limit or eliminate Company subsidies associated with other post-employment benefits.

Long-term assumptions are developed to determine the Company’s employee benefit obligation, the most significant of which are the discount rate, the expected rate of return on plan assets, and the health care cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.

The measurement date for the Company’s pension and OPEB plans is December 31.

For additional information related to pension and other post-employment benefits, see Note 7.

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

For additional information related to stock-based compensation, see Note 8.

Income Taxes

Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The likelihood that deferred tax assets can be recovered must be assessed. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. Judgment regarding future taxable income may change due to future market conditions, changes in laws and other factors. These changes, if any, may require material adjustments to deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made. For additional information related to income taxes, see Note 11.

Advertising Costs

Advertising costs, which are included in selling expense in the Company’s consolidated statements of comprehensive income (loss), are expensed as incurred. Advertising costs for the years ended December 31, 2012, 2011 and 2010 were $8 million, $23 million and $52 million, respectively.

Capital Stock

The Company has authority to issue 65 million shares of capital stock, of which 60 million shares are common stock, with a par of value $.01 per share, and 5 million shares are preferred stock, with a par value of $.01 per share.  As of December 31, 2012, the Company has 15,664,432 shares of common stock outstanding.  The Company has not issued any shares of preferred stock.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The effect of potentially dilutive common shares for 2012 was not material.  Due to the reported net loss for 2011 and 2010, the effect of potentially dilutive common shares was anti-dilutive and therefore not included in the calculation of diluted earnings per share.

Certain employees and certain non-management directors were granted restricted stock awards, which entitle those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards meet the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At December 31, 2012, 2011 and 2010, there were 322,873, 309,669 and 427,867, respectively, such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. However, the net losses from continuing operations for the years ended

December 31, 2011 and 2010 were not allocated to these participating securities, as these awards do not share in any loss generated by the Company.

The following table sets forth the calculation of the Company’s basic and diluted earnings (loss) per share for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(in millions, except per share amounts)
Net income (loss)	$223	$(771)	$(196)
Less allocation of income to participating unvested restricted stock	(5)	—	—
Net income (loss) available to common stockholders	218	(771)	(196)
Basic and diluted weighted-average common shares outstanding	15.3	15.1	15.0
Basic and diluted earnings (loss) per common share	$14.28	$(51.04)	$(13.04)

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

The Company’s financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds.  The Company’s money market funds of $77 million and $66 million as of December 31, 2012 and 2011, respectively, have been recorded at fair value using Level 2 inputs.  The Company also had $6 million held in certificates of deposit (“CD’s”) at both December 31, 2012 and 2011 that serve as collateral against letters of credit held with our insurance carriers.  These CD’s are classified as prepaid expenses and other on the Company’s consolidated balance sheets and are valued using Level 2 inputs. The assets held for sale of $21 million as of December 31, 2012 have been recorded at fair value using Level 3 inputs.  The fair values of trade receivables and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value of the Company’s debt obligations as of December 31, 2012 and 2011:

	At December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Debt obligations (Level 2 valuation)	$1,442	$1,031	$1,745	$804

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company has adopted the provisions of ASU 2011-04 as required.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. The Company has adopted the provisions of ASU 2011-05 as required.

In September 2011, the FASB issued Accounting Standards Update 2011-08 (“ASU 2011-08”), “Testing Goodwill for Impairment,” which amends ASC 350, “Intangibles — Goodwill and Other”.  The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The guidance provided in ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. The Company has adopted the provisions of ASU 2011-08 as required.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (“ASU 2012-02”), “Testing Indefinite-Lived Intangible Assets for Impairment,” which amends ASC 350, “Intangibles—Goodwill and Other.” The amended guidance allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for interim and annual periods beginning after September 15, 2012 and early adoption is permitted. The Company anticipates that the adoption of ASU 2012-02 will not have a material impact on our consolidated financial statements.

Note 2 - Bankruptcy Filing and Proposed Merger with Dex One

Bankruptcy Filing

On March 18, 2013, SuperMedia and all of its domestic subsidiaries filed voluntary bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization relief under the provisions of Chapter 11 of the Bankruptcy Code.  Concurrently with the bankruptcy petition, SuperMedia filed and requested confirmation of a prepackaged plan of reorganization (the “prepackaged plan”).  The prepackaged plan seeks to effect the proposed merger and related transactions contemplated by our Merger Agreement (as defined below) with Dex One Corporation (“Dex One”), which is discussed in more detail below.  Also on March 18, 2013, Dex One and its domestic subsidiaries filed separate voluntary bankruptcy petitions in the Bankruptcy Court, and Dex One is seeking approval of its separate prepackaged plan of reorganization (together with SuperMedia’s prepackaged plan, the “prepackaged plans”).

The prepackaged plans are an alternative means by which to consummate the proposed merger and the other transactions contemplated by the Merger Agreement, including required amendments (the “financing amendments”) to SuperMedia’s and Dex One’s respective credit agreements (collectively, the “transaction”).  The Merger Agreement allows the transaction to be completed through Chapter 11 cases, if either SuperMedia or Dex One were unable to obtain its stockholders’s approval of the Merger Agreement or unanimous lender approval of the financing amendments.

At a special meeting on March 13, 2013, our stockholders voted to approve and adopt the Merger Agreement and the proposed merger in the event that we were able to obtain unanimous lender approval of the transaction.  In addition, prior to the March 13, 2013 voting deadline, our stockholders and lenders voted to accept the prepackaged plan in the event that we were unable to obtain unanimous lender approval of the transaction and, alternatively, elected to effect the transaction through Chapter 11 cases.  Similarly, Dex One’s stockholders also voted to approve and adopt the Merger Agreement and the proposed merger in the event that Dex One was able to obtain unanimous lender approval of the transaction, and Dex One’s stockholders and lenders voted to accept the prepackaged plan in the event Dex One was not able to obtain unanimous lender approval of the transaction.

Subsequent to the special meeting, our board of directors determined that we had not obtained the unanimous lender approval required to effect the transaction outside of court.  Accordingly, on March 18, 2013, we filed our voluntary bankruptcy petition in order to seek approval of the prepackaged plan and the completion of the transaction.

There can be no assurance that the Bankruptcy Court will confirm the prepackaged plans in a timely manner.  While operating under Chapter 11, the Company’s operations will be subject to oversight by the Bankruptcy Court, which could lead to uncertainties as to the realization of assets and satisfaction of obligations in the normal course of business.

Our prepackaged plan, including the effects of the transaction, could result in changes to our current debt and equity ownership structure.  The prepackaged plan and the effects of the transaction will also result in our assets and liabilities being re-valued under applicable accounting guidelines.

Merger Agreement

On August 20, 2012, SuperMedia, Dex One, Newdex Inc. (“Newdex”), and Spruce Acquisition Sub, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Original Merger Agreement,” and as amended and restated, the “Merger Agreement”), providing for a business combination of SuperMedia and Dex One.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Dex One will be merged with and into Newdex, with Newdex continuing as the surviving corporation, and Merger Sub will be merged with and into SuperMedia, with SuperMedia continuing as the surviving corporation (the “Mergers”).  As a result of the Mergers, Newdex will become a newly listed company and SuperMedia will become a direct wholly owned subsidiary of Newdex.

Following the announcement of the proposed Mergers, the current senior secured lenders for SuperMedia and Dex One formed a joint steering committee to evaluate the proposed amendments to the parties’ respective credit agreements as set forth in the Original Merger Agreement.

On December 5, 2012, SuperMedia, Dex One, Newdex, and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger which amended and restated the Original Merger Agreement to, among other things, (i) extend the date on which a party may unilaterally terminate the Merger Agreement from December 31, 2012 to June 30, 2013, (ii) reduce the number of directors of Newdex after the effectiveness of the Mergers from eleven to ten, and (iii) provide that if either Dex One or SuperMedia is unable to obtain the requisite consents to the Mergers from its stockholders and to the contemplated amendments to its respective financing agreements from its senior secured lenders, the Mergers could be effected through the pre-packaged plans.

Also on December 5, 2012, we entered into a Support and Limited Waiver Agreement (the “Support Agreement”) with certain of our senior secured lenders and the administrative agent under our senior secured credit facility.  The Support Agreement sets forth the obligations and commitments of the parties with respect to the transaction.  Specifically, the lenders party to the Support Agreement agreed, subject to the terms of the Support Agreement, (i) to support and take reasonable action in furtherance of the financing amendments and the Support Agreement, (ii) to timely vote to accept our prepackaged plan, and (iii) in the event that we elected to effect the Mergers through Chapter 11 cases, (a) to support approval of our lender disclosure statement and confirmation of our prepackaged plan, (b) to support certain relief to be requested by SuperMedia from the Bankruptcy Court, (c) to refrain from taking any action inconsistent with the confirmation of our prepackaged plan, and (d) not to propose, support, solicit, or participate in the formulation of any plan other than our prepackaged plan.  On the same date, Dex One entered into a support agreement on substantially similar terms with the lenders and administrative agents under its senior secured credit facilities.

Subject to the terms of the Merger Agreement, which has been approved by the boards of directors of SuperMedia and Dex One, in each case by the unanimous vote of all directors voting, at the effective time of the Mergers, (i) each outstanding share of Dex One common stock (other than shares held by SuperMedia, Dex One, Newdex or any of their respective subsidiaries) will be converted into the right to receive 0.20 shares of Newdex common stock, par value $0.001 per share (the “Newdex Common Stock”), which reflects a 1-for-5 reverse stock split of Dex One common stock, and (ii) each outstanding share of SuperMedia common stock (other than shares held by SuperMedia, Dex One, Newdex or any of their respective subsidiaries) will be converted into the right to receive 0.4386 shares of Newdex Common Stock.  Outstanding SuperMedia stock options will be cancelled at the effective time of the Mergers and, to the extent that SuperMedia’s closing stock price on the date of the Mergers exceeds the option strike price, will be settled in cash.  All other outstanding SuperMedia equity awards will generally convert into Newdex Common Stock, after giving effect to the exchange ratio.  Immediately after the completion of the Mergers, we anticipate that current SuperMedia stockholders will own approximately 40% and current Dex One stockholders will own approximately 60% of Newdex, the combined company.

Completion of the Mergers is subject to conditions, including, among others: (i) the Bankruptcy Court having confirmed the pre-packaged plan of reorganization of such party substantially in the form provided in the Merger Agreement, (ii) SuperMedia and Dex One, and certain of their respective subsidiaries, having entered into a tax sharing agreement and a shared services agreement, and (iii) authorization having been obtained for the listing on the New York Stock Exchange or the Nasdaq Stock Market of the Newdex Common Stock to be issued as consideration in the Mergers.

As more fully described below, we are a party to that certain loan agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (as amended, the “Loan Agreement”), providing for the issuance of $2,750 million of senior secured term loans with a maturity date of December 15, 2015. As part of the prepackaged plan, the Loan Agreement will be amended and restated to extend the maturity date to December 31, 2016 as well as modify certain other provisions, including the revision of interest rate spreads as follows:

	ABR	Eurodollar
Current Spread	7.00%	8.00%
Revised Spread	7.60%	8.60%

The prepackaged plan will effect the transactions contemplated by the Merger Agreement, including the financing amendments, the tax sharing agreement and the shared services agreement.

The Merger Agreement contains certain termination rights for both SuperMedia and Dex One, including, among others, if the Mergers are not consummated on or before June 30, 2013.  The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances following receipt from or announcement by a third party of an alternative transaction proposal, including termination of the Merger Agreement by SuperMedia or Dex One as a result of an adverse change in the recommendation of the Mergers by the other party’s board of directors, SuperMedia may be required to pay to Dex One, or Dex One may be required to pay to SuperMedia, an expense reimbursement up to a maximum amount of $7.5 million.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is predicated upon, among other things, the successful completion of the pre-packaged plans.  While the Company is committed to pursuing completion of the pre-packaged plans and the Mergers, there can be no assurance that the pre-packaged plans will be approved as submitted to the Bankruptcy Court; and therefore, there is uncertainty about the Company’s ability to realize its assets or satisfy its liabilities in the normal course of business.  The Company’s consolidated financial statements do not include any adjustments that might result from this uncertainty.

Note 3  Goodwill and Intangible Assets

The Company has goodwill of $704 million and intangible assets of $221 million on the consolidated balance sheet as of December 31, 2012.

Goodwill

The Company performed its annual impairment test of goodwill as of October 1, 2012.  The Company determined the fair value of the reporting unit exceeded the carrying value of the reporting unit; therefore no impairment of goodwill was recorded.

In performing step one of the impairment test, the Company estimated the fair value of the reporting unit using a combination of the income and market approaches with greater emphasis placed on the income approach, for purposes of estimating the total enterprise value of the Company.

The income approach was based on a discounted cash flow analysis and calculated the fair value of the reporting unit by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to a present value, using the weighted average cost of capital (“WACC”).  The WACC utilized in the Company’s analysis using the income approach was 17%.  The WACC is an estimate of the overall after-tax rate of return required for equity and debt holders of a business enterprise.  The reporting unit’s cost of equity and debt was developed based on data and factors relevant to the economy, the industry and the reporting unit.  The cost of equity was estimated using the capital asset pricing model (“CAPM”).  The CAPM uses a risk-free rate of return and an appropriate market risk premium for equity investments and the specific risks of the investment.  The analysis also included comparisons to a group of guideline companies engaged in the same or similar businesses.  The cost of debt was estimated using the current after-tax average borrowing cost that a market participant would expect to pay to obtain its debt financing assuming the target capital structure.

To determine the fair value of the reporting unit based on the market approach, the Company utilized the guideline publicly traded company method and the guideline transaction method. The guideline publicly traded company and guideline transaction methods were given equal weighting for purposes of estimating the total enterprise value of the Company.

Under the guideline publicly traded company method, market multiples ratios were applied to the reporting unit’s earnings with consideration given to the Company’s size, product offerings, growth and other relevant factors compared to those guideline companies.  The guideline companies selected were engaged in the same or similar line of business as the Company.  Market multiples were then selected based on consideration of risk, growth and profitability differences between the Company and the guideline companies.  The selected market multiples were then multiplied by the Company’s earnings streams for the twelve months ended September 30, 2012, an annual 2012 forecast, and an annual 2013 forecast, with each given equal weighting, to arrive at an estimate of fair value for the Company.

The Company also utilized the guideline transaction method, a variation of the guideline company method.  When the selling price and underlying earnings of a selected target company are known, that is engaged in the same or similar business as the Company, price to earnings ratios can be applied to the related earnings streams of the reporting units to arrive at an estimate of fair value.  The Company developed an implied transaction multiple based on the implied value of the target company and its earnings streams for 2011 and the last twelve months ended September 30, 2012.  These multiples were then multiplied by the reporting unit’s earnings for 2011 and the last twelve months ended September 30, 2012, with each given equal weighting, to arrive at an estimate of fair value for the Company.

During the quarter ended September 30, 2011, the Company concluded that there were indicators of potential goodwill impairment, including decline in the value of the Company’s debt and equity securities and the impact of the economic and market conditions on our business at that time.  As a result, the Company performed an impairment test of goodwill as of August 31, 2011.  Based on that analysis, it was determined that the carrying value of the reporting unit including goodwill exceeded the fair value of the reporting unit, requiring the Company to perform step two of the goodwill impairment test.  This test resulted in a non-cash, goodwill impairment charge of $1,003 million ($997 million after-tax), which was recognized in the three months ended September 30, 2011.

The following table sets forth the balance of the Company’s goodwill and accumulated impairment losses as of December 31, 2012 and 2011:

	Goodwill Gross	Accumulated Impairment Losses	Goodwill Net
	(in millions)
Beginning balance at January 1, 2011	$1,707	$—	$1,707
Additions	—	—	—
Impairments	—	(1,003)	(1,003)
Ending balance at December 31, 2011	1,707	(1,003)	704
Additions	—	—	—
Impairments	—	—	—
Ending balance at December 31, 2012	$1,707	$(1,003)	$704

Intangible Assets

Intangible assets are recorded separately from goodwill if they meet certain criteria.  The Company evaluated its intangible assets based on current economic and business indicators and determined they were not impaired as of December 31, 2012.

The following table sets forth the details of the Company’s intangible assets as of December 31, 2012 and 2011:

	At December 31, 2012			At December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Client relationships	$497	$299	$198	$497	$199	$298
Internal use software	108	93	15	101	73	28
Patented technologies	34	34	—	34	23	11
Marketing-related intangibles	8	—	8	8	—	8
Total intangible assets	$647	$426	$221	$640	$295	$345

Amortization expense for intangible assets for the years ended December 31, 2012, 2011 and 2010 was $131 million, $143 million and $157 million, respectively, including amortization expense for capitalized internal use software of $20 million, $32 million and $46 million, respectively.

Amortization expense is estimated to be $108 million in 2013, $102 million in 2014 and $1 million in 2015 for the intangible assets as of December 31, 2012.

Note 4  Additional Financial Information

Consolidated Statements of Comprehensive Income (Loss)

During 2012, the Company recorded a $64 million credit to expense associated with the amortization of a deferred gain related to certain plan amendments associated with other post-employment benefits.  This credit was recorded in general and administrative expense on the Company’s consolidated statement of comprehensive income (loss).  For additional information related to the Company’s other post-employment benefits, see Note 7.

During 2012, the Company incurred $13 million of merger transaction costs associated with our proposed merger with Dex One, of which $5 million, representing professional fees, was recorded as part of general and administrative expense on the Company’s consolidated statement of comprehensive income (loss).  The remaining $8 million, which represents financing costs were recorded to prepaid expenses and other assets on the Company’s consolidated balance sheet.

During 2012, 2011 and 2010, the Company recorded non-taxable gains of $51 million, $116 million and $76 million, respectively, related to the early extinguishment of a portion of our senior secured term loans at below par. For additional information related to the Company’s debt obligations, see Note 6.

During the quarter ended Sept 30, 2011, the Company recorded a non-cash impairment charge of $1,003 million ($997 million after-tax) associated with the write-down of goodwill.  For additional information related to the Company’s goodwill impairment, see Note 3.

With our adoption of fresh start accounting, effective on December 31, 2009, our 2010 results of operations were significantly impacted.  At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero.  As a result, approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) and $213 million of deferred directory costs were not recognized in our 2010 consolidated statement of operations which would have otherwise been recorded.  In addition, our 2010 operating results were significantly impacted by the exclusion of approximately $61 million of bad debt expense due to the exclusion of revenue associated with the implementation of fresh start accounting at December 31, 2009.  These non-cash fresh start adjustments impacted only our 2010 consolidated statement of comprehensive income (loss) and did not affect future years’ results.  Likewise, these non-cash fresh start adjustments did not affect cash flows as client billing and collection activities remained unchanged.

During 2010, the Company recorded $40 million of reduced operating expenses related to the favorable non-recurring, non-cash resolution of state operating tax claims.  These reductions were recorded in general and administrative expense on the Company’s consolidated statement of comprehensive income (loss).

The following tables set forth additional financial information related to the Company’s consolidated financial statements.

Balance Sheet

Allowance for doubtful accounts

	2012	2011	2010
	(in millions)
Balance at beginning of period	$59	$89	$—
Additions charged to expense (1)	41	101	89
Deductions (2)	(61)	(131)	—
Ending balance at December 31	$39	$59	$89

(1)              Includes bad debt expense and sales allowance (recorded as contra revenue).

(2)              Amounts written off as uncollectible, net of recoveries and sales adjustments.

Assets held for sale

During the three months ended December 31, 2012, the Company entered into an agreement to sell its land and building in Los Alamitos, CA for $21 million, subject to due diligence by the purchaser.  The sale is scheduled to close during 2013.  As such, the Company has reflected these assets as assets held for sale on the Company’s consolidated balance sheet.  Associated with this transaction, the Company recorded a $4 million charge to adjust the property to its fair value and estimated costs to sell the property.  This charge was recorded in general and administrative expense on the Company’s consolidated statement of comprehensive income (loss).

Accounts payable and accrued liabilities

	At December 31,
	2012	2011
	(in millions)
Accounts payable	$10	$14
Accrued expenses	23	24
Accrued salaries and wages	62	75
Accrued taxes	14	12
Accrued interest	—	1
	$109	$126

Other current liabilities

	At December 31,
	2012	2011
	(in millions)
Customer prepayments	$14	$11
Other	3	7
	$17	$18

Employee benefit obligations

The Company recorded a reduction of its other post-employment benefits related to certain plan amendments associated with health care.  This transaction resulted in a $257 million reduction of employee benefit obligations, a related reduction of deferred tax assets of $96 million and an offsetting deferred net gain of $161 million to accumulated other comprehensive income (loss).  For additional information related to the Company’s post-employment benefits, see Note 7.

Comprehensive Income (Loss) /Accumulated Other Comprehensive Income (Loss)

The following table set forth the computation of the Company’s total comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012			2011			2010
	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net income (loss)			$223			$(771)			$(196)
Adjustments for pension and other post-employment benefits:
Accumulated actuarial gains of defined benefit plans	$(40)	$15	(25)	$10	$(3)	7	$(66)	$25	(41)
Plan amendments for other post-employment benefits	257	(96)	161	—	—	—	—	—	—
Reclassifications included in net income (loss):
Amortization of prior service cost	(64)	24	(40)	—	—	—	—	—	—
Amortization of unrecognized net loss	6	(2)	4	—	—	—	—	—	—
Settlement losses	1	(1)	—	4	(2)	2	2	(1)	1
Total reclassifications included in net income (loss)	(57)	21	(36)	4	(2)	2	2	(1)	1
Adjustments for pension and other post-employment benefits	$160	$(60)	100	$14	$(5)	9	$(64)	$24	(40)
Total comprehensive income (loss)			$323			$(762)			$(236)

The following table sets forth the balance of the Company’s accumulated other comprehensive income (loss).  All balances included in accumulated other comprehensive income (loss) are related to pension and other post-employment benefits.

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive (loss) — December 31, 2010	$(64)	$24	$(40)
Adjustments to pension and other post-employment benefits, net of amortization and settlement losses	14	(5)	9
Accumulated other comprehensive (loss) — December 31, 2011	$(50)	$19	$(31)
Adjustment for plan amendments for other post-employment benefits, net of amortization	193	(72)	121
Adjustments to pension and other post-employment benefits, net of amortization and settlement losses	(33)	12	(21)
Accumulated other comprehensive income — December 31, 2012	$110	$(41)	$69

Cash Flow

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Cash paid
Income taxes, net of amounts refunded	$90	$143	$(92)
Interest, net	170	226	278

During 2010, the Company received a federal income tax refund of $94 million.

Interest payments on our senior secured term loans were $174 million, $233 million and $289 million for the years ended December 31, 2012, 2011 and 2010, respectively.  These lower interest payments were the result of principal payments which lowered our senior secured term loans balance.

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

The following table provides an analysis of the Company’s severance liability.

Year	Beginning Balance at January 1	Charged to Expense	Payments	Ending Balance at December 31
	(in millions)
2012	$4	2	(3)	$3
2011	$10	13	(19)	$4
2010	$7	11	(8)	$10

The 2010 expense includes severance benefits costs of $5 million associated with the termination of certain executives, including our former chief executive officer, which were paid in 2011 and 2010.

Restructuring

The Company did not incur any restructuring costs in the years ended December 31, 2012 and 2011.  During the year ended December 31, 2010, the Company incurred restructuring costs of $4 million, primarily associated with severance benefits.  The Company made payments of $3 million and $5 million in the years ended December 31, 2011 and 2010, respectively, primarily associated with severance benefits.

Note 5  Property, Plant and Equipment

The following table sets forth the details of the Company’s property, plant and equipment as of December 31, 2012 and 2011:

	At December 31,
	2012	2011
	(in millions)
Land, buildings and building improvements	$16	$42
Leasehold improvements	9	9
Computer and data processing equipment	69	71
Furniture and fixtures	4	4
Other	1	1
Property, plant and equipment	99	127
Less accumulated depreciation	70	53
Total	$29	$74

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $26 million, $29 million and $29 million, respectively.

During the three months ended December 31, 2012, the Company entered into an agreement to sell its land and building in Los Alamitos, CA for $21 million, subject to due diligence by the purchaser.  The sale is scheduled to close during 2013.  As such, the Company has reflected these assets as assets held for sale on the Company’s consolidated balance sheet.

Note 6  Debt Obligations

The following table sets forth the Company’s outstanding debt obligations as of December 31, 2012 and 2011:

			At December 31,
	Interest Rates	Maturity	2012	2011
			(in millions)
Senior secured term loans	ABR + 7.00%	2015	$1,442	$1,745
Less current maturities of long-term debt			—	4
Long-term debt			$1,442	$1,741

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

On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  Additionally, on May 5, 2012, the Company utilized $33 million in cash to prepay $56 million of the senior secured term loans at a rate of 59% of par.

As a condition of and contingent upon the proposed merger with Dex One, the Company has negotiated with its lenders amendments to extend the maturity of the senior secured term loans by one year from December 31, 2015 to December 31, 2016 as well as to modify certain other provisions, including an increase to the interest rate to a floor of 11.6%.  If approved, the prepackaged plan will effect the transactions contemplated by the Merger Agreement, including the financing amendments.  For additional information related to the pending merger and conditions to complete the transaction, see Note 2.

Debt Covenants

The Loan Agreement requires the Company to meet minimum financial requirements, including that the Company maintain a consolidated leverage ratio, defined as total debt divided by earnings before interest, taxes, depreciation, amortization and other allowed Loan Agreement adjustments, as of the last day of each fiscal quarter, not to exceed 7.5 to 1.0 beginning January 1, 2011, and that the Company maintain an interest coverage ratio, defined as earnings before interest, taxes, depreciation, amortization and other allowed adjustments in the Loan Agreement, divided by cash interest paid, at the end of each fiscal quarter, of at least 1.1 to 1.0 beginning January 1, 2011.  The Loan Agreement also includes covenants that restrict the Company’s and its restricted subsidiaries’ ability to incur additional debt, pay dividends and other distributions, create liens, merge, liquidate or consolidate, make investments and acquisitions, sell assets, enter into sale and leaseback transactions and swap agreements, and enter into agreements with affiliates.

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

As of December 31, 2012, the Company is in compliance with all of the covenants of its Loan Agreement.

As discussed in Note 2, the Mergers will be effected through a voluntary prepackaged plan under chapter 11 of the Bankruptcy Code.  A greater than two-thirds majority of the Company’s lenders have executed the support agreement which provides for lender support of the prepackaged plan such that the lenders have waived any default under the Company’s Loan Agreement triggered by the bankruptcy filing.  Therefore, the Company has classified its debt obligation as non-current at December 31, 2012.

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

For the year ended December 31, 2012, the Company made cash debt payments of $251 million, which reduced the Company’s debt obligations by $303 million.  On March 2, 2012, the Company utilized $31 million in cash to prepay $60 million of the senior secured term loans at a rate of 52% of par.  This transaction resulted in the Company recording a $28 million non-taxable gain ($29 million gain offset by $1 million in administrative fees).  On May 5, 2012, the Company utilized $33 million in cash to prepay $56 million of the senior secured term loans at a rate of 59% of par.  This transaction resulted in the Company recording a $23 million non-taxable gain ($23 million gain offset by less than $1 million in administrative fees).  These below par payment transactions were recorded as gains on early extinguishment of debt on the Company’s consolidated statement of comprehensive income (loss).  During 2012, the Company also made principal payments, at par, of $187 million.

For the year ended December 31, 2011, the Company made cash debt payments of $308 million, which reduced the Company’s debt obligations by $426 million.  On December 14, 2011, the Company utilized $117 million in cash to prepay $235 million of the senior secured term loans at a rate of 49.75% of par.  This transaction resulted in the Company recording a $116 million non-taxable gain ($118 million gain offset by $2 million in administrative fees), which was recorded as gains on early extinguishment of debt on the Company’s consolidated statement of comprehensive income (loss). During, 2011, the Company also made principal payments, at par, of $191 million.

For the year ended December 31, 2010, the Company made cash debt payments of $500 million, which reduced the Company’s debt obligations by $579 million. On December 23, 2010, the Company paid $185 million to prepay senior secured term loans of $264 million at 70% of par. This transaction resulted in the Company recording a $76 million non-taxable gain ($79 million gain offset by $3 million in administrative fees), which was recorded as gains on early extinguishment of debt on the Company’s consolidated statement of comprehensive income (loss). During 2010, the Company also made principal payments, at par, of $315 million.

Note 7 Employee Benefits

Pension

The Company provides pension benefits to many of its employees.  The Company’s pension plans are non-contributory defined benefit pension plans. The pension plans include the SuperMedia

Pension Plan for Management Employees and the SuperMedia Pension Plan for Collectively Bargained Employees.  The assets of the two plans are held in a master trust.  The Company also maintains a non-qualified pension plan for certain employees.

Participants in the management pension plan no longer earn pension benefits.  In addition, new management employees hired after December 31, 2005 are not eligible for pension benefits.  Certain participants in the Company’s collective bargaining units no longer earn pension benefits effective December 31, 2012.  Pension assets held in trust and recorded on the Company’s consolidated balance sheet as of December 31, 2012 are valued in accordance with applicable accounting guidance on fair value measurements.

The measurement date for the Company’s pension plans is December 31.

Other Post-Employment Benefits

The Company provides other post-employment benefits (“OPEB”) to select employees.  The Company’s OPEB includes post-employment health care and life insurance plans for the Company’s retirees and their dependents that are both contributory and noncontributory and include a limit on the Company’s share of cost for recent and future retirees. The measurement date for the Company’s post-employment health care and life insurance plans is December 31.

On June 25, 2012, the Company amended its other post-employment benefit plans.  The changes limit and/or eliminate company subsidies associated with other post-employment benefits including medical, prescription drug, dental and life insurance coverage for retirees, certain employees, and their respective dependents effective September 1, 2012.  Certain retirees will continue to receive a reduced company subsidy through December 31, 2013.  In addition, the June 25, 2012 plan amendments resulted in a pretax reduction of $262 million to employee benefit obligations and an after-tax deferred gain to accumulated other comprehensive income of $164 million.  In the three months ended September 30, 2012, the Company recorded a pretax adjustment associated with the plan amendments of $5 million resulting in a cumulative reduction of $257 million to employee benefit obligations and an after-tax deferred gain to accumulated other comprehensive income of $161 million on the Company’s consolidated balance sheet. The accumulated other comprehensive income associated with OPEB will be amortized over the periods prescribed by ASC 715-60 “Compensation - Retirement Benefits, Defined Benefit Plans - Other Postretirement”.  The amortization associated with the deferred gain during 2012 was a credit to expense of $64 million recorded as part of general and administrative expense in the Company’s consolidated statement of comprehensive income (loss).

Components of Net Periodic Cost (Income)

The net periodic cost (income) of the pension plans and post-employment health care and life are:

	Pension			Health Care and Life
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
	(in millions)
Service cost	$3	$3	$3	$1	$1	$1
Interest cost	22	26	28	7	16	15
Expected return on assets	(38)	(36)	(39)	—	—	—
Actuarial loss, net	—	—	—	6	—	—
Prior service cost	—	—	—	(64)	—	—
Settlement losses	1	4	2	—	—	—
Net periodic cost (income)	$(12)	$(3)	$(6)	$(50)	$17	$16

For the years ended December 31, 2012, 2011 and 2010, the Company recorded pension settlement losses of $1 million, $4 million and $2 million, respectively, related to employees that received lump-sum distributions. These charges were recorded in accordance with applicable accounting guidance for settlements associated with defined benefit pension plans, which requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

The following table shows the weighted-average assumptions used for determining net periodic benefit expense (income):

	Pension			Health Care and Life
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	4.80%	5.55%	6.00%	4.81%	5.56%	6.00%
Expected return on plan assets	7.00%	7.50%	7.50%	—	—	—
Rate of compensation increase	3.50%	4.00%	4.00%	3.50%	4.00%	4.00%
Initial trend rate	—	—	—	7.50%	8.00%	6.50%
Ultimate trend rate	—	—	—	5.00%	5.00%	5.00%
Year attained	—	—	—	2017	2017	2013

The following tables summarize the benefit obligations, plan assets and funded status associated with pension and postretirement health care and life insurance benefit plans for 2012 and 2011:

	Pension		Health Care and Life
	2012	2011	2012	2011
	(in millions)
Change in Benefit Obligations:
At January 1	$523	$523	$316	$297
Service cost	3	3	1	1
Interest cost	22	26	7	16
Plan amendments	—	—	(257)	—
Actuarial loss (gain), net	54	60	(17)	26
Benefits paid	(76)	(89)	(20)	(24)
Benefit obligations at December 31	$526	$523	$30	$316

Change in Plan Assets:
At January 1	$575	$530	$—	$—
Plan Contributions	9	—	—	—
Actual return on plan assets	34	133	—	—
Benefits paid	(75)	(88)	—	—
Plan assets at December 31	$543	$575	$—	$—

Funded Status at December 31 (plan assets less benefit obligations)	$17	$52	$(30)	$(316)

The accumulated benefit obligation for all defined benefit pension plans was $523 million and $519 million as of December 31, 2012 and 2011, respectively.

Payments made out of plan assets exclude non-qualified pension plan payments of $1 million for both the years ended December 31, 2012, and 2011, respectively.

During the year ended December 31, 2012, the Company made cash contributions of $9 million to a qualified pension plan as required under pension accounting guidelines.  The Company did not make any cash contributions to its qualified pension plans during the year ended December 31, 2011.

The following table sets forth the amounts recognized in the Company’s consolidated balance sheets at December 31:

	Pension		Health Care and Life
	2012	2011	2012	2011
	(in millions)
Non-current assets	$56	$75	$—	$—
Current liabilities	(1)	—	(15)	(24)
Non-current liabilities	(38)	(23)	(15)	(292)
Net asset/(liability) at December 31	$17	$52	$(30)	$(316)

The unrecognized net actuarial losses and unrecognized prior service costs credits recognized in accumulated other comprehensive income (loss), (pre-tax), are as follows:

	Pension		Health Care and Life
	2012	2011	2012	2011
	(in millions)
Unrecognized actuarial (loss), net	$(58)	$(2)	$(25)	$(48)
Unrecognized prior service costs credits	—	—	193	—

The unrecognized actuarial (loss) and plan amendment credit related to the post-employment benefits plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost (income) over the next fiscal year is estimated to be $14 million and ($129) million, respectively.

The unrecognized actuarial (loss) related to pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost (income) over the next fiscal year is estimated to be less than $1 million.

The following table sets forth the weighted-average assumptions used for determining the benefit obligations at December 31:

	Pension		Health Care and Life
	2012	2011	2012	2011
Discount rate	3.95%	4.80%	4.18%	4.81%
Rate of compensation increase	3.50%	3.50%	3.50%	4.00%
Initial trend rate pre-Medicare	—	—	8.25%	7.50%
Initial trend rate Medicare	—	—	7.25%	7.50%
Ultimate trend rate	—	—	5.00%	5.00%
Year attained	—	—	2020	2017

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

Health Care Trend Impact — One Percentage Point:

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	Increase	Decrease
	(in millions)
Effect on total service and interest cost for 2012	$1	$—
Effect on December 31, 2012, post-employment benefit obligation	1	(1)

Cash Flows

During the year ended December 31, 2012, the Company made cash contributions of $9 million to a qualified pension plan as required under pension accounting guidelines.  In 2013, Company does not anticipate making any cash contributions to its qualified pension plans.

Identified below are amounts associated with the pension plans that have an accumulated benefit obligation greater than plan assets as of December 31:

	2012	2011
	(in millions)
Accumulated benefit obligation	$204	$198
Projected benefit obligation	208	201
Plan assets	169	178

The following table sets forth the expected future benefit payments:

	Pension	Healthcare and Life
	(in millions)
2013	$37	$14
2014	36	1
2015	36	1
2016	35	1
2017	34	1
2018 to 2022	158	4

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

The fair values of the Company’s pension plan assets as of December 31, 2012 by asset category are as follows:

	Total	Level 1 (quoted prices in active markets)	Level 2 (significant observable input)	Level 3 (significant unobservable inputs)
	(in millions)
Cash and cash equivalents	$5	$5	$—	$—
Interest rate swaps, net	3	—	3	—
Fixed income securities
U.S. treasuries	234	—	234	—
Corporate bonds	9	—	9	—
Hedge funds
Directional	148	—	—	148
Relative value	105	—	—	105
Event driven	26	—	—	26
Other	13	—	—	13
Total	$543	$5	$246	$292

The fair values of the Company’s pension plan assets as of December 31, 2011 by asset category are as follows:

	Total	Level 1 (quoted prices in active markets)	Level 2 (significant observable input)	Level 3 (significant unobservable inputs)
	(in millions)
Cash and cash equivalents	$3	$3	$—	$—
Interest rate swaps, net	19	—	19	—
Fixed income securities
U.S. treasuries	274	—	274	—
Corporate bonds	15	—	15	—
Hedge funds
Directional	102	—	—	102
Relative value	112	—	—	112
Event driven	29	—	—	29
Other	21	—	—	21
Total	$575	$3	$308	$264

The Company uses net asset value (“NAV”) to determine the fair value of all the underlying investments which do not have a readily determinable value, and either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. As of December 31, 2012, the Company used NAV to value its hedge fund investments (Level 3 investments). These Level 3 investments do not have readily available market values.  These estimated fair values may differ significantly from the values that would have been used had a ready market for these investments existed. The Company has no unfunded commitments to these investments. For hedge funds, the Company has redemption rights with respect to its investments that range up to three years.

The following table sets forth the change in fair value of Level 3 investments:

Hedge Fund Portfolio
(in millions)
Beginning Balance at January 1, 2011	$288
Return on plan assets	5
Purchases and sales	(29)
Transfers in and/or out of Level 3	—
Ending Balance as of December 31, 2011	$264
Return on plan assets	28
Purchases and sales	—
Transfers in and/or out of Level 3	—
Ending Balance at December 31, 2012	$292

The asset allocation percentages for the pension plans by asset category as of December 31, 2012 and 2011 are as follows:

	2012	2011
Cash and cash equivalents	1.6%	3.7%
Interest rate swaps	—	0.2
Fixed income securities	44.7	50.2
Hedge funds	53.7	45.9
Total	100.0%	100.0%

The Company’s pension plan asset portfolio consists of cash and cash equivalents, interest rate swaps, fixed income securities and hedge funds. The interest rate swaps portfolio helps to reduce and/or mitigate interest rate risk. Interest rate swaps are valued by using external pricing sources using quoted inputs on the valuation date, such as specific yield curves and volatility quotes and are presented net of collateral. The fixed income securities portfolio is comprised of investment grade corporate bonds and government bonds/investments that are intended to protect the invested principal while paying out a regular income. Hedge funds use complex investment strategies such as long, short and derivative positions in both domestic and international markets.  The Company’s targeted investment in hedge funds is 45% to 55% and for investments in fixed income securities is 40% to 55%.  The remaining assets are invested in interest rate swaps, cash and cash equivalents.

Hedge Fund Investments

Our hedge fund investments are made through limited partnership interests in various hedge funds that employ different trading strategies. Below are the categories and strategies followed by our hedge funds. As of December 31, 2012, no single hedge fund made up more that 2.3% of total pension assets.

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

Equity long/short high hedge — These funds seek to profit from pricing inefficiencies between related equity securities, minimizing exposure to market risk by combining long and short positions.

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

Expected Rate of Return for Pension Assets

The expected rate of return for the pension assets represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on the plan is developed from the expected future return on each asset class, weighted by the expected allocation of pension assets to that asset class. Historical performance is considered for the types of assets in which the plan invests. Independent market forecasts and economic and capital market considerations are also utilized. We have estimated the rate of return on the plan assets at 6.0% for 2013 compared to 7.0% and 7.5% used in 2012 and 2011, respectively. The actual rate of return on assets during 2012 was 6.83% and 28.7% in 2011.

Savings Plans

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in this plan. Under the plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees. The Company recorded total savings plan expenses for the years ended December 31, 2012, 2011 and 2010 of $7 million, $8 million and $20 million, respectively.  During 2011, the Company reduced its savings plan match benefit to certain eligible employees.

Note 8  Stock-Based Compensation

The 2009 Long-Term Incentive Plan (“2009 Plan”) provides for several forms of incentive awards to be granted to designated eligible employees, non-management directors, consultants and independent contractors providing services to the Company. The maximum number of shares of SuperMedia common stock authorized for issuance under the 2009 Plan is 1,500,000.  During 2012, 2011 and 2010, the Company granted equity awards under the 2009 Plan to certain employees and to certain of our non-management directors.

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

A portion of the cost related to these restricted stock awards was included in the Company’s compensation expense for the years ended December 31, 2012, 2011 and 2010.

Changes in the Company’s outstanding restricted stock awards were as follows:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2010	—	$—
Granted	666,483	30.88
Vested	(93,912)	37.54
Forfeitures	(144,704)	37.98
Outstanding restricted stock at December 31, 2010	427,867	27.01
Granted	63,488	8.82
Vested	(139,322)	26.83
Forfeitures	(42,364)	37.63
Outstanding restricted stock at December 31, 2011	309,669	21.91
Granted	225,648	2.84
Vested	(185,986)	19.63
Forfeitures	(26,458)	14.96
Outstanding restricted stock at December 31, 2012	322,873	10.47

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

A portion of the costs of these restricted stock unit awards was included in the Company’s compensation expense for the years ended December 31, 2012, 2011 and 2010.

Changes in the Company’s outstanding restricted stock units were as follows:

	Restricted Stock Units	Weighted- Average Fair Value
Outstanding RSUs at January 1, 2010	—	$—
Granted	12,093	33.09
Dividend equivalents	—	—
Payments	—	—
Forfeitures	—	—
Outstanding RSUs at December 31, 2010	12,093	33.09
Granted	67,500	7.47
Dividend equivalents	—	—
Payments	—	—
Forfeitures	—	—
Outstanding RSUs at December 31, 2011	79,593	11.36
Granted	—	—
Dividend equivalents	—	—
Payments	(23,465)	8.73
Forfeitures	(352)	37.98
Outstanding RSUs at December 31, 2012	55,776	12.31

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

• Expected life is calculated based on the average life of the remaining vesting term and the remaining contractual life of each award; and

• The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.

Weighted average option fair values and assumptions for the period specified are disclosed in the following table:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Weighted average fair value of grants	—	$5.08	$4.19
Dividend yield	—	0.0%	0.0%
Volatility	—	63.8%	61.2%
Risk-free interest rate	—	2.5%	2.3%
Expected life (in years)	—	6.0	6.0

There were no stock options granted during the year ended December 31, 2012.

A portion of the cost related to these stock option awards was included in the Company’s compensation expense for the years ended December 31, 2012, 2011 and 2010.

Changes in the Company’s outstanding stock option awards were as follows:

	Number of Stock Option Awards	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)
Outstanding stock option awards at January 1, 2010	—	$—	—	$—
Granted	150,000	7.25	10.00	0.00
Exercises	—	—	—	—
Forfeitures/expirations	—	—	—	—
Outstanding stock option awards at December 31, 2010	150,000	7.25	9.94	1.46
Granted	215,919	8.50	10.00	0.00
Exercises	—	—	—	—
Forfeitures/expirations	(23,000)	8.82	9.15	0.00
Outstanding stock option awards at December 31, 2011	342,919	7.93	9.06	0.00
Granted	—	—	—	—
Exercises	—	—	—	—
Forfeitures/expirations	(10,346)	8.38	8.20	0.00
Outstanding stock option awards at December 31, 2012	332,573	7.92	8.06	0.00

Stock-Based Compensation Expense

Compensation expense recognized related to stock-based compensation for the years ended December 31, 2012, 2011 and 2010 was $4 million, $4 million and $6 million, respectively.  Stock-based compensation is recorded as part of general and administrative expense on the Company’s consolidated statements of comprehensive income (loss).

As of December 31, 2012, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock and restricted stock unit awards was approximately $2 million and is expected to be recognized over a weighted-average period of approximately one year.

Note 9  Leasing Arrangements

The Company leases certain facilities and equipment for use in operations under operating leases. Total net rent expense under operating leases for the years ended December 31, 2012, 2011 and 2010 was $16 million, $25 million and $22 million, respectively.

The Company’s aggregate minimum net rental commitments under non-cancelable leases at December 31, 2012, are shown for the periods below:

Operating Leases
(in millions)
2013	$15
2014	11
2015	9
2016	7
2017	7
Thereafter	5
Total minimum rental commitments	$54

Note 10  Reorganization Items

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

During the years ended December 31, 2012, 2011 and 2010, the Company recorded reorganization items resulting in expenses of $1 million, $2 million and $5 million, respectively, primarily consisting of professional fees directly associated with our Chapter 11 reorganization.  Cash paid for reorganization items for the years ended December 31, 2012, 2011 and 2010 was $1 million, $6 million and $27 million, respectively.

Note 11 Income Taxes

The components of the Company’s provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	(in millions)
	2012	2011	2010
Current
Federal	$104	$39	$100
State and local	16	6	18
	120	45	118
Deferred
Federal	(21)	14	(200)
State and local	(2)	3	(25)
	(23)	17	(225)
Total provision (benefit) for income taxes	$97	$62	$(107)

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Years Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Goodwill impairment	—	(48.7)	—
Cancellation of indebtedness income	(5.5)	5.8	—
Permanent differences, net	(2.7)	0.4	2.5
State and local income tax, net of federal tax benefits	2.4	(0.8)	1.7
Changes in tax law	—	—	(2.5)
Changes in uncertain tax positions, net	1.0	(0.3)	(0.9)
Other, net	0.1	(0.1)	(0.5)
Effective income tax rate	30.3%	(8.7)%	35.3%

The effective tax rate for 2012 is primarily impacted by non-taxable cancellation of indebtedness income (“CODI”) related to the Company’s below par debt repurchases. Generally, the discharge of a debt obligation for an amount less than its adjusted issue price creates CODI, which must be included in the Company’s taxable income; however, provisions of the Internal Revenue Code allowed the Company to permanently exclude this CODI from taxation.

The significant decrease in the 2011 effective tax rate is primarily due to the impact of the large non-deductible component of the goodwill impairment charge. The Company could only realize a $6 million tax benefit related to the small deductible component of the goodwill impairment charge. The prior year effective tax rate was also impacted by the non-taxable CODI generated with the Company’s below par debt repurchase.

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

Deferred Taxes

Deferred taxes arise because of differences in the book and tax basis of certain assets and liabilities. Significant components of deferred income tax assets and liabilities are shown in the following table:

	At December 31,
	2012	2011
	(in millions)
Deferred income tax assets:
Employee benefits	$40	$136
Uncollectible accounts receivable	13	20
Contingent liabilities	13	10
Unrecognized tax benefits	7	5
Professional fees and claims relating to bankruptcy	4	5
Gross deferred income tax assets	77	176
Deferred income tax liabilities:
Fixed assets and intangibles	(89)	(142)
Deferred directory and commission costs	(44)	(53)
Gain on debt retirement	(28)	(28)
Gross deferred income tax liabilities	(161)	(223)
Net deferred income taxes	$(84)	$(47)
Amounts included in consolidated balance sheets, net:
Current deferred tax (liabilities)	$(3)	$(4)
Non-current deferred tax (liabilities)	(81)	(43)
	$(84)	$(47)

No valuation allowance was recorded in 2012 and 2011 because the Company believes that based on all available evidence, it is more likely than not that the gross deferred tax assets will be realized.

The Company files its income tax returns with federal and various state jurisdictions within the United States. As a result of the Predecessor Company bankruptcy proceedings, the Company is no longer subject to federal, state and local assessments by tax authorities for years before 2009. The Company does not have any significant federal, state or local examinations in process.

Unrecognized Tax Benefits

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns. The following table shows changes to unrecognized tax benefits in 2012 and 2011:

	2012	2011
	(in millions)
Unrecognized tax benefits at January 1	$39	$37
Gross increases — tax positions in prior period	5	2
Gross decreases — tax positions in prior period	—	—
Gross increases — tax positions in current period	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits at December 31	$44	$39

The majority of unrecognized tax benefits including interest accruals, if recognized, would impact the effective tax rate.

The Company recorded interest and penalties related to unrecognized tax benefits as part of provision (benefit) for income taxes on the Company’s consolidated statements of comprehensive income (loss). During the tax years 2012, 2011 and 2010, the Company recognized approximately $2 million, $1 million and $1 million in interest expense, net, respectively, on the Company’s consolidated statements of comprehensive income (loss). Unrecognized tax benefits included $4 million and $2 million of accrued interest at December 31, 2012 and 2011, respectively.

It is reasonably possible that the majority of unrecognized tax benefits could decrease within the next twelve months, due to expiration of the statute of limitations in various jurisdictions.

Note 12  Contingencies

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

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not against the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of the Company’s current officers (but not against the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008 and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District of Texas and a lead plaintiff and lead plaintiffs’ attorney have been selected (“Buettgen” case).  On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint.  On August 11, 2010, in a one line order without an opinion, the court denied the Company’s motion to dismiss.  On May 19, 2011, the court granted the plaintiffs’ motion certifying a class.  Subsequently, the Fifth Circuit Court of Appeals denied the Company’s petition for an interlocutory appeal of the class certification order.  Discovery has commenced.  On September 24, 2012, the Company defendants filed a motion for summary judgment seeking a complete dismissal which was denied on February 20, 2013.  The Company awaits a trial setting in 2013. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On April 20, 2009, a lawsuit was filed in the district court of Tarrant County, Texas, against certain of the Company’s officers and directors (but not against the Company or its subsidiaries) on behalf of Jack B. Corwin as Trustee of The Jack B. Corwin Revocable Trust, and Charitable Remainder Stewardship Company of Nevada, and as Trustee of the Jack B. Corwin 2006 Charitable Remainder Unitrust (the “Corwin” case).  The Corwin case generally alleges that at various times in 2008 and 2009, the named Company officers and directors made false and misleading representations, or failed to state material facts, which made their statements misleading regarding the Company’s financial performance and condition.  The suit brings fraud and negligent misrepresentation claims and alleges violations of the Texas Securities Act and Section 27 of the Texas Business Commerce Code.  The plaintiffs seek unspecified compensatory damages, exemplary damages, and reimbursement for litigation expenses.  On June 3, 2009, the plaintiffs filed an amended complaint with the same allegations adding two additional Company directors as party defendants.  On June 10, 2010, the court in the Buettgen case granted the Company’s motion staying discovery in the Corwin case pursuant to the provisions of the Private Securities Litigation Reform Act.  After the adverse decision in the Buettgen case, the parties agreed to a scheduling order consistent with the prior Buettgen stay order.  Several of the Company defendants have filed motions for summary judgment claiming that there is no evidence of any wrongdoing elicited during the discovery phase.  The Company awaits a hearing date on the motions.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 25, 2009, three former Bell retirees brought a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against both the Verizon employee benefits committee and pension plans and the Company’s employee benefits committee (“EBC”) and pension plans.  All three named plaintiffs are receiving the single life monthly annuity pension benefits. All complain that Verizon transferred them against their will from the Verizon pension plans to the Company pension plans at or near the Company’s spin-off from Verizon.  The complaint alleges that both the Verizon and Company defendants failed to provide requested plan documents, which would entitle the plaintiffs to statutory penalties under the Employee Retirement Income Securities Act (“ERISA”); that both the Verizon and Company defendants breached their fiduciary duty for refusal to disclose pension plan information; and other class action counts aimed solely at the Verizon defendants. The plaintiffs seek class action status, statutory penalties, damages and a reversal of the employee transfers.  The Company defendants filed their motion to dismiss the entire complaint on March 10, 2010.  On October 18, 2010, the court ruled on the pending motion dismissing all the claims against the Company pension plans and all of the claims against the Company’s EBC relating to the production of documents and statutory penalties for failure to produce same.  The only claims remaining against the Company are procedural ERISA claims against the Company’s EBC.  On November 1, 2010, the Company’s EBC filed its answer to the complaint.  On November 4, 2010, the Company’s EBC filed a motion to dismiss one of the two remaining procedural ERISA claims against the EBC.  Pursuant to an agreed order, the plaintiffs have obtained class certification against the Verizon defendants and discovery has commenced. After obtaining permission from the court, the plaintiffs filed another amendment to the complaint, alleging a new count against the Company’s EBC.  The Company’s EBC filed another motion to dismiss the amended complaint and have filed a summary judgment motion before the deadline set by the scheduling order.  On March 26, 2012, the court denied the Company’s EBC’s motion to dismiss. The parties’ summary judgments remain pending. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On June 26, 2012, the Company filed a class action in the U.S. District Court for the Northern District of Texas, Dallas Division where the Company seeks a declaratory judgment concerning the Company’s right to enact several amendments that were recently made to its retiree health and welfare benefit plans, and more generally the Company’s right to modify, amend or terminate these plans.  Although the court initially consolidated this case with the above case, it later reversed itself and kept the case separate.  Several of the defendants have filed motions to dismiss as well as a counterclaim.  The Company has filed a motion to dismiss the counterclaim.  The Company awaits the order of the court.

On December 10, 2009, a former employee with a history of litigation against the Company filed a putative class action lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers, directors and members of the Company’s EBC.  The complaint attempts to recover alleged losses to the various savings plans that were allegedly caused by the breach of fiduciary duties in violation of ERISA by the defendants in administrating the plans from November 17, 2006 to March 31, 2009.  The complaint alleges that: (i) the defendants wrongfully allowed all the plans to invest in Idearc common stock, (ii) the defendants made material misrepresentations regarding the Company’s financial performance and condition, (iii) the defendants had divided loyalties, (iv) the defendants mismanaged the plan assets, and (v) certain defendants breached their duty to monitor and inform the EBC of required disclosures.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  At this time, a class has not been certified.  The plaintiffs have filed a consolidated complaint.  The Company filed a motion to dismiss the entire complaint on June 22, 2010.  On March 16, 2011, the court granted the Company defendants’ motion to dismiss the entire complaint; however, the plaintiffs have repleaded their complaint.  The Company defendants have filed another motion to dismiss the new complaint. On March 15, 2012, the court granted the Company defendants’ second motion dismissing the case with prejudice. The plaintiffs have appealed the dismissal and briefing in the 5th Circuit U.S. Court of Appeals has been completed.  Oral argument was held on March 7, 2013, and the Company awaits the ruling of the court.  The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

On November 15, 2010, a group of publishers including the Company led by the Local Search Association (formerly the Yellow Pages Association), (“Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging an ordinance enacted by the City of Seattle requiring the Publishers of yellow pages directories distributed in the City of Seattle to obtain a license from the City, and pay a tax to distribute the directory publications and permitting all the potential recipients of the yellow pages to opt out of receiving the directory using a common City-sanctioned opt out registry, (“Ordinance”).  The suit challenged the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution, and violating the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to stop the operation of the Ordinance before the first publication of the Dex One Seattle directory.  After no order was forthcoming from the court, the Publishers filed a motion for temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 13, 2011, the Publishers filed a motion with the U.S. Court of Appeals for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, an oral argument was made in front of a 9th Circuit appellate panel.  Meanwhile, on September 16, 2011, the district court granted the City’s summary judgment motion and denied the Publishers’ summary judgment motion ruling that the Ordinance did not violate the First Amendment. This final order gave the Publishers the opportunity to file a full consolidated appeal to the 9th Circuit, which has been fully briefed and argued.  On October 15, 2012, in a unanimous ruling by the 9th Circuit U.S. Court of Appeals, the court ruled that yellow pages qualify for full protection of the First Amendment to the U.S. Constitution.  Accordingly, the Ordinance does not survive. The court reversed the trial court and instructed the trial court to enter judgment on behalf of the Publishers. The City’s request for the 9th Circuit Court of Appeals to review the decision, en banc, was denied.  The City has settled the Publishers’ fee request and the Company expects the trial court to enter a judgment in favor of the Publishers, consistent with the 9th Circuit’s decision.

On April 26, 2011, the Company received a letter from the Philadelphia Equal Employment Opportunity Commission (“EEOC”) on behalf of a former employee indicating that the EEOC was conducting an investigation for a possible nationwide class claim.  The former employee was terminated after failing to memorize a sales pitch.  The EEOC alleges that the Company may have systematically discriminated against older employees and employees with disabilities by requiring them to memorize a sales pitch.  The Company is cooperating with the agency and has provided the agency with responsive documents requested in the EEOC’s original request. On August 1, 2012, the EEOC made a determination only with respect to the former employee, dropping their pursuit of any class claim.  The Company has since settled that individual claim for a nominal amount.

On July 1, 2011, several former employees filed a Fair Labor Standards Act (“FLSA”) collective action against the Company, all its subsidiaries, the current chief executive officer and the former chief executive officer in the U.S. District Court, Northern District of Texas, Dallas Division.  The complaint alleges that the Company improperly calculated the rate of pay when it paid overtime to its hourly sales employees.  On July 29, 2011, the Company filed a motion to dismiss the complaint.  In response, the plaintiffs amended their complaint to allege that the individual defendants had “off-the-clock” claims for unpaid overtime.  Subsequently, the Company amended its motion to dismiss in light of the new allegations.  On October 25, 2011, the Plaintiffs filed a motion to conditionally certify a collective action and to issue notice.  On March 29, 2012, the court denied the Company’s motion to dismiss and granted the plaintiffs’ motion to conditionally certify the class.  The Company’s motion seeking permission to file an interlocutory appeal of the order was denied and a notice has been sent to the Company’s former and current employees. The time for opting into the class has expired. The plaintiffs that failed to file their opt-ins on time have filed a companion case with the same allegations.

Note 13  Quarterly Financial Information (Unaudited)

The following table sets forth the Company’s quarterly results of operations for the years ended December 31, 2012, 2011 and 2010:

Quarter Ended	Operating Revenue	Operating Income (Loss)	Net Income (Loss)	Earnings (Loss) per Share(1)
	(in millions, except per share amounts)
2012
March 31 (2)	$363	$106	$62	$3.97
June 30 (2)	349	104	64	4.11
September 30	330	125	52	3.27
December 31	312	105	45	2.92
2011
March 31	$438	$103	$30	$1.91
June 30	421	106	29	1.89
September 30 (3)	399	(897)	(968)	(63.97)
December 31 (2)	384	92	138	8.86
2010
March 31	$154	$(144)	$(143)	$(9.56)
June 30 (4)	247	(61)	(83)	(5.55)
September 30 (4)	349	29	(26)	(1.73)
December 31 (2)	426	80	56	3.67

(1)

For the quarters in which the Company reported net income, equity based awards granted caused an immaterial increase in the number of dilutive shares with no material impact to the calculation of diluted earnings per common share. Earnings per share is computed independently for each quarter and the sum of the quarters may not equal the annual amount.

(2)

The quarters ended March 31, 2012, June 30, 2012, December 31, 2011 and December 31, 2010 include pre-tax gains of $28 million, $23 million, $116 million and $76 million, respectively, related to the early extinguishment of a portion of our senior secured term loans.

(3)	The quarter ended December 31, 2011 includes a non-cash impairment charge of $1,003 million ($997 million after-tax) associated with the write down of goodwill.
(4)

During 2010, the Company reduced operating expenses related to the favorable non-recurring, non-cash resolution of state operating tax claims of $16 million and $24 million in the quarters ended June 30, 2010 and September 30, 2010, respectively.

With our adoption of fresh start accounting, effective on December 31, 2009, our 2010 results of operations were significantly impacted.  At December 31, 2009, the balances of deferred revenue and deferred directory costs were adjusted to their fair value of zero.  As a result, approximately $846 million of deferred revenue ($826 million net of estimated sales allowances) and $213 million of deferred directory costs were not recognized in our 2010 consolidated statement of comprehensive income (loss) which would have otherwise been recorded.  In addition, our 2010 operating results were significantly impacted by the exclusion of approximately $61 million of bad debt expense due to the exclusion of revenue associated with the implementation of fresh start accounting at December 31, 2009.  These non-cash fresh start adjustments impacted only our 2010 consolidated statement of comprehensive income (loss) and did not affect future years’ results.  Likewise, these non-cash fresh start adjustments did not affect cash flows as client billing and collection activities remained unchanged.

The following table sets forth the quarterly non-cash impacts associated with fresh start adjustments that were not recognized in our 2010 consolidated statement of comprehensive income (loss):

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on its assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s reporting in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers

The table below sets forth information about our executive officers as of March 14, 2013:

Name	Position
Peter J. McDonald	President and Chief Executive Officer

Frank P. Gatto	Executive Vice President—Operations

Del Humenik	Executive Vice President—Sales

Samuel D. Jones	Executive Vice President—Chief Financial Officer and Treasurer

Debra M. Ryan	Executive Vice President—Human Resources and Employee Administration

Matthew J. Stover	Executive Vice President—Chief Marketing Officer

Cody Wilbanks	Executive Vice President—General Counsel and Secretary

Peter J. McDonald, age 62, has been the Company’s president and chief executive officer and has served as a director of SuperMedia since December 2010. For more information on Mr. McDonald, please see “Directors” below.

Frank P. Gatto, age 58, has been Executive Vice President—Operations since June 2008 with responsibility for the Company’s operations functions, including billing and collections, customer care, information technology, sales support operations, print and digital fulfillment, printing, and directory distribution. He served as acting Chief Executive Officer from February 2008 through June 2008. Prior to his current position, he served as President of the Northeast Region from 2005 to 2008. Mr. Gatto also served as Senior Vice President—Operations Support from 2001 to 2005 for Verizon Information Services. Before joining SuperMedia, he served as Vice President and Chief Financial Officer of the Puerto Rico Telephone Company from 1999 to 2001. Mr. Gatto began his company career in 1978 and advanced through several positions including Assistant Vice President—Investment and Strategic Planning for GTE Service Corp., Vice President—Finance and Planning for GTE Airfone and Director—Budgets and Plans for GTE Wireless.

Del Humenik, age 52, has been Executive Vice President Sales since November 2010 with responsibility for ensuring that SuperMedia provides local businesses with effective Yellow Pages, local search, and direct mail advertising tailored to their specific needs. He previously served as Senior Vice President—Sales & Marketing for Paychex Inc. from 2009 to 2010. Prior to his role at Paychex Inc., Mr. Humenik served as Senior Vice President and General Manager for R.H. Donnelley Corporation from 2004 to 2008. Prior to 2004, he was employed by the Company’s predecessor companies for nearly 20 years, holding various sales management and executive positions.

Samuel D. Jones, age 50, has been Executive Vice President—Chief Financial Officer and Treasurer since September 2008. Mr. Jones is responsible for the Company’s financial operations and is also the primary liaison with the investment community, responsible for investor relations programs; strategic communications with shareholders, both institutional and individual; and leading the mergers and acquisitions team in financially beneficial transactions. Prior to his current position, he served as acting Chief Financial Officer and Treasurer from November 2007 to September 2008. Mr. Jones also served as Executive Director—Financial Reporting and Analysis and Mergers and Acquisitions for Verizon Information Services (VIS) from 2002 to 2006. Prior to holding that position, Mr. Jones served as Executive Director—Sales Support for VIS’ international operations from 2000 to 2002. Mr. Jones began his career as Manager—Cost Accounting for GTE Southwest. He advanced through positions of increasing responsibility including, Manager—Regulatory Accounting for GTE Central and Director—General Accounting and Financial Reporting for GTE Directories.

Deb Ryan, age 61 has been Executive Vice President—Human Resources and Employee Administration since April 2012 with responsibility for the Company’s human resources and employee administration activities. She previously served as Vice President—Franchise Development for Dex One Corporation from January 2009 to March 2011. Prior to that Ms. Ryan served for R.H. Donnelley as Vice President—Human Resources—Sales and Operations from June, 2006 to January 2009 and Vice President—Human Resources from Sept. 2002 to June 2006, responsible for R.H. Donnelley’s human resources function. Prior to that Ms. Ryan held various human resources management positions at R.H. Donnelley.

Matthew J. Stover, age 57, has been Executive Vice President—Chief Marketing Officer since March 2010 with the responsibility for driving the Company’s growth strategy and marketing functions across print, online, mobile and social media, as well as overseeing business development and partnership relationships. Before joining SuperMedia, Mr. Stover was Chief Executive Officer of Local Matters, Inc. which provides online search and advertising products and solutions for leading directory publishers and real estate portals in 16 countries. From 2005 to 2008, he was Chairman and Chief Executive Officer of upOne Publishing, LP, a closely held company providing print and online yellow pages directories in the United States and Canada, prior to which he was a director and executive at several public and private companies. Mr. Stover served from 1994 through 1999 as group president of Bell Atlantic Directory Group and president and CEO of its predecessor companies. He is a past director and chairman of the board of the Yellow Pages Association.

Cody Wilbanks, age 59, has been the Company’s Corporate Secretary since August 2008 and Executive Vice President—General Counsel since September 2008. In addition, he served as acting Executive Vice President—General Counsel from April 2008 through August 2008. Mr. Wilbanks has responsibility for the Company’s legal, public policy, government relations, compliance and security functions. He also served as Vice President, Associate General Counsel—Commercial Transactions from 2006 to 2008. From 1987 through 2006, Mr. Wilbanks was employed by Verizon Communications Inc. and its predecessor GTE Incorporated, in the legal departments of various business units, including GTE Southwest Inc., GTE Telephone Operations World Headquarters, GTE Airfone Inc., and GTE Communications Corp. He successfully served in a number of increasingly responsible positions across a broad range of legal disciplines, including Vice President—General Counsel of Airfone.

Directors

The names of our directors and information about them, as furnished by the directors themselves, are set forth below:

Edward J. Bayone, age 58, has served as a director of SuperMedia since December 31, 2009. He also serves as a member of the audit committee and the chairman of the nominating and corporate governance committee. Mr. Bayone has taught full time at Brandeis University’s International Business School since 2003 and is the Earle W. Kazis Professor of the Practice of Finance and International Real Estate. He previously served as an advisor to Churchill Financial, LLC, a commercial finance and asset management company founded by Bear Stearns Merchant Banking (now known as Irving Place Capital) from July 2009 to June 2010 and served as a board member from 2006 to 2009. Mr. Bayone was formerly a financial consultant to various corporate clients from 2003 to 2006. Prior to this, he held numerous positions at FleetBoston Financial Group, and its predecessors, from 1979 to 2002, including Executive Vice President and Chief Credit Officer.  Mr. Bayone has a M.I.A. in Banking and Finance from Columbia University, a M.A. in History from the University of Rochester, and a B.A. in History from Queens College. He also serves on the Budget and Administration Committee of the Combined Jewish Philanthropies of Greater Boston.

Mr. Bayone possesses a strong financial management background, as evidenced by the various financial management, teaching and consulting positions held during his career. Mr. Bayone’s experience and training in financial credit management provide a solid background for him to advise and consult with the board on financial and audit-related matters as a member of the audit committee.

Robert C. Blattberg, age 70, has served as a director of SuperMedia since December 31, 2009. He also serves on the nominating and corporate governance committee and the compensation committee. He is currently the Timothy W. McGuire Distinguished Service Professor of Marketing and the director of the Center for Marketing Technology and Information at Carnegie Mellon University’s Tepper School of Business. From 1991 to 2008, Mr. Blattberg was a professor and director of the Center for Retail Management at Northwestern University’s Kellogg Graduate School of Management. Prior to this, he was a professor and director of the Center for Marketing Information Technology at the University of Chicago Graduate School of Business. Mr. Blattberg has a Ph.D. and an M.S. in Industrial Administration from Carnegie-Mellon University and a B.A. in Mathematics from Northwestern University. He has received numerous research grants from various organizations and has also been honored with a number of awards, including Best Paper in 2005 from the Journal of Interactive Marketing, Educator of the Year in 2004 from the Sales and Marketing Executives organization, and the Robert B. Clarke Award as the Direct Marketing Association Educator of the Year in 1990. Mr. Blattberg has also authored and published a wide array of books, industry reports and articles focused on various topics in marketing and economics.

Mr. Blattberg’s extensive marketing and retail management experience provides the board with a valuable perspective on the yellow pages and advertising industries. Mr. Blattberg also brings to SuperMedia experience from having recently served on other public company boards of directors, which allows SuperMedia to benefit from his insight into current trends in public company governance.

Charles B. Carden, age 68, has served as a director of SuperMedia since December 31, 2009. He also serves as chairman of the audit committee. Mr. Carden previously served as a director and member of the audit and compensation committees for Goldleaf

Financial Solutions, a publicly-held financial software and services company, which was acquired by Jack Henry and Associates in October 2009, and as a director and member of the compensation committee for Netzee Inc., a publicly-held provider of internet banking and bill payment services that was acquired by Certegy, Inc. in 2002. He also previously served on the board of directors of Ivox Corp., a privately held software company that provides driver-based risk management information to fleets and insurance companies. He also served on the advisory board of Dialog Medical, a privately held software company. From 1999 to 2007, Mr. Carden held the positions of senior vice president and chief financial officer for John H. Harland Company, a provider of products and services to the financial institution and education markets. Prior to this, he was the executive vice president and chief financial officer for Mariner Post-Acute Network and the senior vice president, finance and administration and chief financial officer for Leaseway Transportation Corp. In addition, Mr. Carden serves on the Board of Trustees of Westminster College of Fulton, Missouri. Previously, he has served as a director of Fairmont Theatre for the Deaf and the Bellflower Center for the Prevention of Child Abuse. Mr. Carden has an M.B.A. from Harvard University and a B.A. in Mathematics from Westminster College. He served as a lieutenant in the U.S. Army in Vietnam.

Mr. Carden’s significant experience in senior financial positions at various companies provides a solid background for him to advise and consult the board on financial and audit-related matters as chairman of the audit committee and to serve as the audit committee’s designated financial expert. Additionally, his previous service on public company boards provides valuable insight into working with directors generally and the appropriate exercise of diligence and oversight.

Thomas D. Gardner, age 55, has served as a director of SuperMedia since December 31, 2009. He also serves on the audit committee and as the chairman of the compensation committee. He is a trustee for Guideposts, and previously served as a trustee for Northern Westchester Hospital and Reader’s Digest Foundation. He served as executive vice president of Reader’s Digest Association, Inc. from 2006 to 2007, and was president of Reader’s Digest International from 2003 to 2007. Prior to holding those positions, he held numerous other positions with Reader’s Digest Association, Inc. from 1992 to 2007, including president, North American Books and Home Entertainment; president, global marketing; senior vice president, corporate strategy and U.S. new business development; vice president, marketing, Reader’s Digest USA; and director, corporate planning. From 1989 to 1992, Mr. Gardner was a management consultant for McKinsey & Co. Other experience includes time with General Foods Corporation in product management, desserts division, and with Yankelovich, Skelly and White, Inc., industrial and corporate communications division, in project management. Mr. Gardner has an M.B.A. from Stanford University and a B.A. in Political Science from Williams College.

Mr. Gardner’s experience in the publishing industries, including his several senior positions at Reader’s Digest, gives him an understanding of the opportunities and challenges associated with our business. In addition, Mr. Gardner brings an understanding of financial issues to the board and the audit committee.

Peter J. McDonald, age 62, has been the Company’s president and chief executive officer and has served as a director of SuperMedia since December 2010. From October 4, 2010 until December 9, 2010, Mr. McDonald served as the Company’s interim chief executive officer. Prior to joining SuperMedia, Mr. McDonald held various positions at R.H. Donnelley Corporation (now known as Dex One Corporation), including as president and chief operating officer from 2004 through 2008. From 2002 to 2008, Mr. McDonald served as senior vice president and president of Donnelley Media. Mr. McDonald served as a director of R.H. Donnelley between 2001 and 2002. Previously, Mr. McDonald served as president and chief executive officer of SBC Directory Operations, a publisher of yellow pages directories, from 1999 to 2000. He was president and chief executive officer of Ameritech Publishing’s yellow pages business from 1994 to 1999, when Ameritech was acquired by SBC. Prior to that, Mr. McDonald was president and chief executive officer of DonTech and served in a variety of sales positions at R.H. Donnelley, after beginning his career at National Telephone Directory Corporation. He is also a past vice chairman of the Yellow Pages Association and the chairman of the Local Search Association.

Mr. McDonald’s over 35 years of experience in the yellow pages directory advertising and publication industry gives him unique knowledge of the opportunities and challenges associated with our business. Mr. McDonald’s familiarity with our business and industry and the various market participants provides invaluable insight and advice to our board.

Thomas S. Rogers, age 58, has served as a director of SuperMedia since 2006. He also serves as a member of the compensation committee and the nominating and corporate governance committee. Mr. Rogers currently serves as president and chief executive officer of TiVo Inc., a provider of television-based interactive and entertainment services, a position he has held since July 2005. He also currently serves on the board of directors of TiVo Inc. Mr. Rogers previously served as chairman of the board of Teleglobe International Holdings, Ltd., a provider of international voice, data, internet and mobile roaming services, from November 2004 to February 2006. He also has served as chairman of TRget Media LLC, a media industry investment and operations advisory firm, since July 2003. Mr. Rogers served as the senior operating executive for media and entertainment for Cerberus Capital Management, a large private equity firm, from 2004 to July 2005. Prior to holding that position, he served as chairman and chief executive officer of

Primedia, Inc., a print, video and online media company, from October 1999 to April 2003. From January 1987 until October 1999, Mr. Rogers held positions with National Broadcast Company, Inc., including president of NBC Cable and executive vice president.

As a long-term member of the board, Mr. Rogers has a familiarity with SuperMedia that makes him uniquely qualified to serve as a director of SuperMedia. As president and chief executive officer of a public company, Mr. Rogers has significant exposure to, and we benefit from his experiences related to, the opportunities and challenges associated with our business. Additionally, his service on other public company boards allows SuperMedia to leverage his experiences with, among other things, appropriate oversight and corporate governance matters.

John Slater, age 39, has served as a director of SuperMedia since January 21, 2010. He currently serves as a senior vice president at Paulson & Co. Inc. where he focuses on investments in the media, telecom and technology sectors. Mr. Slater joined Paulson in January 2009. Previously, he was a vice president at Lehman Brothers and Barclays Capital where he worked from 2004 to 2008 in the global trading strategies group focusing on investments in the media and other sectors. Prior to Lehman, he was senior director, finance and strategy at NextSet Software Inc., a financial trading systems software vendor. He started his career as an associate consultant at Burlington Consultants, a strategy consultancy based in London. He holds an M.B.A. from INSEAD, an M.A. and B.A. from the University of Cambridge and he is a CFA Charterholder.

Mr. Slater brings leadership, financial experience and a background in the media, telecom and technology industries to the board. Mr. Slater’s exposure to companies in the media, telecom and technology industries provides valuable insight to the board regarding industry trends that affect our company.

Douglas D. Wheat, age 62, has served as chairman of the board since July 2010. From October 2010 to December 2010 he served as executive chairman. He currently serves as chairman of AMN Healthcare Services, Inc., one of the leading temporary healthcare staffing companies in the world. Mr. Wheat previously served as a director of Playtex Products, Inc. from 1995 to 2007 (including serving as its chairman from 2004 to 2006). Mr. Wheat has served as a member of the boards of directors of Dr. Pepper/Seven-Up Companies, Inc., Thermadyne Industries, Inc., Sybron International Corporation, Smarte Carte Corporation, Nebraska Book Corporation, and ALC Communications Corporation. Since 2008, he has served as managing Partner of Southlake Equity Group (formerly Challenger Equity Group), a private investment firm. Prior to Southlake Equity Group, he served as president of Haas Wheat & Partners, a private investment firm specializing in strategic equity investments and leveraged buyouts of middle market companies from 1992 to 2006. Mr. Wheat also held various leadership and senior management positions at Grauer & Wheat and Donaldson Lufkin & Jenrette Securities Corporation earlier in his career.

Mr. Wheat’s extensive experience serving on public company boards, including as chairman, and his expertise in a variety of financial matters make him uniquely qualified to lead and advise our board as chairman. Additionally, Mr. Wheat’s experiences have provided him with critical knowledge with respect to, among other things, appropriate oversight and related actions utilized in the board environment, including corporate governance matters.

There is no family relationship between any of our executive officers, between any of our directors, or between any executive officer and any director.

Audit Committee

The audit committee is a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee oversees our accounting and financial reporting processes and the audits of the Company’s financial statements. Our independent registered public accounting firm reports directly to the audit committee. Each member of the audit committee has the ability to read and understand fundamental financial statements. The Company’s Board of Directors has determined each member of the audit committee is “independent” as defined by the NASDAQ corporate governance standards and Rule 10A-3 of the Securities Exchange Act of 1934. The Company’s Board of Directors has also determined that Mr. Carden meets the requirements of an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons are required by the Securities and Exchange Commission rules to furnish the company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 2012 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% stockholders were in compliance with Section 16(a), except for a late filing by Ms. Ryan reporting a grant of 8,000 shares of restricted stock awards upon her appointment to the position of Executive Vice President — Human Resources and Employee Administration of the Company on April 9, 2012. The late filing resulted from a delay in obtaining EDGAR filing codes for Ms. Ryan.

Code of Conduct and Corporate Governance Guidelines

The guidelines and procedures of our Board of Directors are outlined in our Corporate Governance Guidelines. The standing committees of the Board of Directors operate under written charters adopted by the Board of Directors. The Corporate Governance Guidelines and charters for the committees of our Board of Directors are available on our website at www.supermedia.com in the Corporate Governance section and are available in print without charge by contacting our Investor Relations Department at SuperMedia Inc., P.O. Box 619810, 2200 West Airfield Drive, D/FW Airport, Texas 75261, Attention: Investor Relations.

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

Item 11.  Executive Compensation.

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K.

The following table sets forth a summary of compensation paid to our chief executive officer and the two other most highly paid persons serving as executive officers during fiscal year 2012  (“named executive officers”) for the fiscal years ended December 31, 2012 and December 31, 2011.

Summary Compensation Table

						Non-Equity Incentive Plan Compensation
							Long-term
						Annual	Incentive	Change in
				Stock	Option	Incentive	Plan	Pension	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Awards	Awards(2)	Awards(3)	Value(4)	Compensation(5)	Total

Peter J. McDonald	2012	$919,731	$—	$—	$—	$889,920	$424,475	$—	$41,977	$2,276,103
President and Chief Executive Officer	2011	900,000	—	—	—	900,000		—	34,788	1,834,788

Samuel D. Jones	2012	459,865	—	68,880	—	333,720	254,685	135,550	36,404	1,289,104
Executive Vice President, Chief Financial Officer and Treasurer	2011	450,000	100,000	—	210,800	337,500		166,020	46,075	1,310,395

Del Humenik	2012	459,865	—	45,920	—	311,472	169,790	—	25,598	1,012,645
Executive Vice President—Sales	2011	450,000	100,000	308,700	105,400	315,000		—	77,084	1,356,184

(1)

For 2012, these values represent the grant date fair value of the restricted stock awards granted to Messrs. Jones and Humenik. The dollar amounts were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC Topic 718”) as required by the Securities and Exchange Commission regulations, and exclude the impact of estimated forfeitures related to service-based vesting conditions. See note 8 to the consolidated financial statements in this annual report, for a description of the assumptions used in determining the accounting expense associated with these awards.

(2)	Represents cash awards made under the Company’s short-term incentive plan, as described below.
(3)

Represents the value of long-term incentives earned, but not yet paid, under the Company’s 2012 cash long-term incentive award plan. These amounts are scheduled to pay out, absent a change in control, in the first quarter of 2014. These amounts may be accelerated under a qualifying change in control.

(4)

Represents the year-to-year increase in pension value for each of the named executive officers that participate in the Company’s pension plans. Mr. McDonald and Mr. Humenik do not participate in the Company’s pension plans.

(5)	Includes compensation as described under “All Other Compensation” below.

All Other Compensation

The table below sets forth the components of compensation for 2012 included in the “All Other Compensation” column in the Summary Compensation Table above.

Name	Flexible Allowance	Company Contributions to Savings Plan	Financial Planning	Physical Examination	Other	Total
Peter J. McDonald	$26,400	$15,577	$—	$—	$—	$41,977
Samuel D. Jones	15,600	7,500	13,304	—	—	36,404
Del Humenik	15,600	—	9,998	—	—	25,598

Elements of the Company’s 2012 Executive Compensation Program

Base Salary

Base salaries provide our executive officers with a predictable level of income. Our compensation committee typically reviews base salaries of its executive officers on an annual basis. During the committee’s review of base salaries for executive officers for 2012, the committee primarily considered market data provided by the committee’s advisor, individual responsibilities, performance and experience of the executive officer, recommendations made by our chief executive officer, internal pay equity among all of our executive officers and requirements to attract key talent to the organization.

In 2012, the committee reviewed market compensation data for similar positions at comparable companies. Based upon this market data and consideration of the other factors described above, the committee approved a company-wide budget of 3% for base salary increases in 2012 for all employees, including our executive officers, effective April 1, 2012.

Incentive Compensation

In light of the Company’s equity market capitalization financial results and strategic objectives, our compensation committee undertook a review of its executive compensation programs for 2012. Importance was placed on the objectives of preserving revenue and earnings given the declines in print advertising as well as promoting emerging streams of revenue from digital offerings. Therefore, our compensation committee sought to tie incentives to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenue. In addition, the committee was advised by its consultant that continuing to offer market competitive long-term incentive value solely in the form of equity would result in excessive dilution given the current share price valuation. As a result of these considerations, the committee opted to shift the mix of long-term incentive vehicles to 90% cash and 10% restricted stock. To emphasize digital revenue, an enhanced short-term incentive plan was added only for 2012 to incent digital revenue and EBITDA and awarded only upon achievement of minimum levels of multi-product revenue.

2012 Short Term Incentive Program

On February 15, 2012, our compensation committee established the performance objectives and other terms of our 2012 short term incentive plan (“STIP”) pursuant to the Company’s 2009 Long-Term Incentive Plan (“2009 Plan”). The 2012 STIP provides for a payment of incentive compensation to each of our executive officers and to other eligible employees. These incentive compensation payments are determined by our achievement of specified performance metrics for 2012. The target awards were set at a percentage of the individual executive officer’s base salary and were the same as 2011 short-term incentive targets. Award opportunities were subject to SuperMedia achieving levels of performance for the following metrics:

•             EBITDA. The committee selected this metric because it provides a measure of the Company’s performance and ability to service debt and reinvest in growth initiatives. The committee also believes EBITDA to be a strong indicator of the Company’s cash flow, which the committee determined to be an important metric given the Company’s level of indebtedness. EBITDA is a non-GAAP measure. The committee calculated EBITDA by adding GAAP depreciation and amortization to GAAP operating income. The committee also added the costs related to restructuring, certain one-time compensation and benefit costs and fresh start accounting items. The committee retained discretion to adjust EBITDA for unusual or one-time items.

•             Multi-product Ad Sales. The committee selected this metric because it is useful for comparing advertising sales for current advertising periods to corresponding sales for previous periods. As with EBITDA, the committee retained discretion to adjust multi-product ad sales for unusual or one-time items.

The committee decided that the performance metrics should be weighted 70% for EBITDA and 30% for multi-product ad sales to balance the Company’s focus on revenue growth and cash flows to service debt and other initiatives. Each of the performance objectives has a threshold, target, and maximum level of payout opportunity. Achievement of 100% of the performance goals would result in award payouts equal to the target awards. At 83% achievement for EBITDA and 85% achievement for multi-product ad sales, which are the minimum thresholds for award payouts, award payouts would be equal to 25% of the target awards. At 96% achievement for EBITDA and 94% achievement for multi-product ad sales, award payouts would be equal to 86% of the target awards. At 113% achievement for EBITDA and 107% achievement for multi-product ad sales, which are the maximums, award payouts would be equal to 200% of the target awards.

In accordance with the terms of the 2012 STIP, an executive officer’s actual payout may be increased or decreased based on individual performance. The performance evaluation includes objective measures established for each executive officer.

The following table sets forth the threshold, target and maximum levels of performance, the weights of each performance metric and target award attained for each of these metrics in 2012.

		Performance Goals ($ in millions)			% Target Award Attained (1)
Performance Metrics	Weight	Threshold	Target	Maximum	Actual
EBITDA	70%	$448	$540	$612	112.5%
Multi-product Ad Sales	30%	1,150	1,353	1,450	57.3%

(1)   Based on payout scale relative to performance achieved.

In January 2013, the committee reviewed the Company’s performance against the specified performance metrics under the 2012 STIP. The committee considered other business-related items that impacted 2012 STIP performance and evaluated adjustments to plan targets and results that included such items.

Based on the overall performance of SuperMedia for 2012, including adjustments related to both EBITDA and multi-product ad sales, the calculated payout for executive officers was 96% of target. The committee determined that the calculated results both properly reflected the Company’s performance for the year and appropriately rewarded the management team for their efforts and contributions. Accordingly, the committee chose not to apply any upward or downward discretion to the calculated payout, resulting in award values for each of our named executive officers equal to 96% of their individual target awards. The awards were paid out on February 15, 2013. The amounts paid to Messrs. McDonald, Jones and Humenik equal $889,920, $333,720 and $311,472, respectively, and are included in the summary compensation table above.

As previously stated, the committee approved 2012 target STIP opportunities for each named executive officer, as a percentage of base salary, that were the same as the 2011 STIP targets. The following table sets forth the STIP target opportunities and the actual 2012 STIP award payouts based on performance achieved under the 2012 STIP, as a percentage of base salary, for each of our named executive officers that had an opportunity to earn a STIP award in 2012.

Name	2012 Target Short-term Incentive Opportunity (% of base salary)	Actual 2012 Short-term Incentive Payout (% of base salary)
Peter J. McDonald	100%	96%
Samuel D. Jones	75%	72%
Del Humenik	70%	67%

In addition to the awards described above, the 2012 STIP provides for an additional incentive opportunity equal to the target award, which is designed to create an additional incentive to accelerate the Company’s transition to a digital product base. The effect of this additional incentive is to provide participants, including our named executive officers, with the potential to earn up to an additional one time their target awards under the 2012 STIP if performance exceeded planned levels of digital revenue and EBITDA. SuperMedia did not achieve this target, and therefore, no awards were earned under the additional incentive opportunity described above.

2013 Short Term Incentive Program

On January 25, 2013, our compensation committee established the performance objectives and other terms of the Company’s 2013 STIP pursuant to the Company’s 2009 Plan. The 2013 STIP provides for a payment of incentive compensation to each of our executive officers and to other eligible employees. These incentive compensation payments are determined by the Company’s achievement of specified performance metrics for 2013, based on: (i) EBITDA, which comprises 70% of the total incentive opportunity; and (ii) multi-product ad sales, which comprises 30% of the total incentive opportunity.

Generally, each performance metric has a threshold, target and maximum level of performance which corresponds to a threshold, target and maximum incentive opportunity; there are, however, additional breakpoints to the performance and payout curves, as set forth in the below table. For performance between any of the set points included in the below table, the incentive award will be calculated using straight-line interpolation between the nearest set points above and below the actual performance level.

The performance threshold for each metric is equal to 90% of target. Performance results that are below the threshold will result in a 0% payout. As an example, and as illustrated in the table below, 90% achievement for EBITDA and 90% achievement for multi-product ad sales would result in a payout of 10% of the target award. It is possible to earn an incentive payout for performance against one metric while earning 0% for the other. If any incentive is earned, it will be paid in cash during the first quarter of 2014, subject to the terms and conditions of the 2009 Plan.

Following a change in control of SuperMedia, awards under the 2013 STIP will be paid out based on the Company’s performance up to the date of the change in control and will be pro-rated for the time worked during the year.

EBITDA

	Performance vs. Target	Incentive Award Earned
Threshold	90%	7%
Performance Level A1	93.7%	45.5%
Performance Level A2	98%	63%
Target	100%	70%
Performance Level A3	105%	73.5%
Maximum	120%	140%

Multi-product Ad Sales

	Performance vs. Target	Incentive Award Earned
Threshold	90%	3%
Performance Level B1	95%	21%
Target	100%	30%
Maximum	105%	60%

2012 Cash Long-Term Incentive Program

On February 15, 2012, our compensation committee established the performance objectives and other terms of the Company’s 2012-2013 cash long-term incentive plan (the “2012-2013 Cash LTIP”) pursuant to its 2009 Plan. The 2012-2013 Cash LTIP provides for a payment of incentive compensation to each of our executive officers and to other eligible employees based on the relative achievement of specified performance objectives. For 2012 and 2013, respectively, these metrics are: (i) EBITDA, which comprises 50% of the total incentive opportunity; and (ii) multi-product ad sales, which comprises the remaining 50% of the incentive opportunity.

The 2012-2013 Cash LTIP comprises a two-year performance period, with each of fiscal years 2012 and 2013 representing one measurement period. The executive’s incentive opportunity for each of 2012 and 2013 will be equal to 50% of the total target incentive opportunity (“Target Award”). If, at the end of the 2012 measurement period, the Company’s performance against the specified performance metrics results in an award to any participating executive officer, the payment of such award amount shall be deferred until the first calendar quarter of 2014. Performance objectives for the 2013 measurement period will be determined by the committee within the first 90 days of 2013. If any incentive award is earned by any executive officer for performance during the 2013 measurement period, payment for such award will also be made in the first calendar quarter of 2014. Following a change in control of SuperMedia, awards made under this plan would be paid out at the maximum award level six months after the change in control, contingent on the participants’ continued employment with SuperMedia (subject to certain exceptions).

Achievement of 100% of the performance objectives for either the 2012 or 2013 measurement periods would result in award payouts equal to 50% of the Target Awards. When viewed together, the total incentive opportunity for both 2012 and 2013, assuming performance at 100% of target, equals the Target Award set forth in the table below.

For the 2012 measurement period, at 83% achievement for EBITDA and 85% achievement for multi-product ad sales, which are the minimum thresholds for any award payouts, award payouts would be equal to 25% of the target award value for 2012 (or 12.5% of the Target Award). At 96% achievement for EBITDA and 94% achievement for multi-product ad sales, award payouts would be equal to 76% of the target award value for 2012 (or 38% of the Target Award). At 100% achievement for EBITDA and 100% achievement for multi-product ad sales, award payouts would be equal to 100% of the target award value for 2012 (or 50% of the Target Award). At 120% achievement for EBITDA and 110% achievement for multi-product ad sales, which are the maximums, award payouts would be equal to 200% of the target award value for 2012 (or 100% of the Target Award). Payouts based on actual company performance will be calculated using straight-line interpolation between the various performance levels as described above.

The Target Awards under the 2012 cash LTIP for each of our named executive officers are set forth below:

Executive Officer	2012 Target Award
Peter McDonald—	$500,000
President and Chief Executive Officer
Samuel D. Jones—	300,000
Executive Vice President, Chief Financial Officer and Treasurer
Del Humenik—	200,000
Executive Vice President—Sales

2013 Cash Long-Term Incentive Program

On January 25, 2013, our compensation committee established the performance objectives and other terms for the 2013 performance measurement period under each of the 2012-2013 Cash LTIP and the 2013-2014 cash long-term incentive plan (“2013-2014 Cash LTIP”), each of which was established pursuant to the 2009 Plan.

The 2012-2013 Cash LTIP was initially established in February 2012, and the performance objectives for the 2012 measurement period were approved concurrently with the plan’s initial implementation. Each of the 2012-2013 Cash LTIP and the 2013-2014 Cash LTIP has a performance period that covers two fiscal years, which results in an overlapping measurement period that consists of the second half of the first plan and the first half of the second plan. To ensure that there is no performance conflict between overlapping plans, SuperMedia has established performance objectives that apply distinctly to each measurement period. For example, the goals and potential incentive payouts for the 2013 measurement period are the same regardless of whether they are calculated under the 2012-2013 Cash LTIP or the 2013-2014 Cash LTIP.

Similar to the 2012-2013 Cash LTIP, the 2013-2014 Cash LTIP provides for a payment of incentive compensation to each of our executive officers and to other eligible employees. These incentive compensation payments are determined by the Company’s achievement of specified performance metrics for 2013 and 2014, respectively, based on: (i) EBITDA, which comprises 50% of the total performance opportunity; and (ii) multi-product ad sales, which comprises the remaining 50% of the performance opportunity.

The 2013-2014 Cash LTIP comprises a two-year performance period, with each of fiscal years 2013 and 2014 representing one measurement period. If, at the end of the 2013 measurement period, the Company’s performance against the specified metrics results in an award to any participating executive officer, the payment of such award amount will be deferred until the first calendar quarter of 2015. Performance objectives for the 2014 measurement period will be determined by our compensation committee within the first 90 days of 2014. If any incentive award is earned by any executive officer for performance during the 2014 measurement period, payment for such award will also be made in the first calendar quarter of 2015.

Following a change in control of SuperMedia, awards granted under the 2013-2014 Cash LTIP will be paid out based on the Company’s performance up to the date of the change in control and will be pro-rated for time worked during the performance period.

Equity Grants to Executive Officers

On February 15, 2012, our compensation committee also approved grants of restricted stock awards under the 2009 Plan, effective as of February 24, 2012, to certain of our executive officers and to other eligible employees.

The restricted stock vests over three years in equal installments of one-third on the first, second, and third anniversaries of the grant date. All unvested shares of restricted stock will immediately terminate upon the employee’s termination of employment with SuperMedia for any reason on or before the third anniversary date of the award, except that the committee, at its sole option and election, may permit the unvested shares not to terminate if the employee is terminated without cause. If a change in control occurs on or before the third anniversary date of the award, all unvested shares of restricted stock will immediately vest.

The following named executive officers were granted shares of restricted stock in the following amounts based on the terms and conditions set forth in their restricted stock award agreements:

Executive Officer	Restricted Shares
Samuel D. Jones—	24,000
Executive Vice President, Chief Financial Officer and Treasurer
Del Humenik—	16,000
Executive Vice President,—Sales

The differences in the equity awards between the named executive officers were primarily the result of differences in the applicable estimated competitive market level of equity and total direct compensation for their respective positions, and not the application of any formula designed to maintain differentials between the officers.

Other Benefits

Our executive officers are eligible to participate in various benefit plans available generally to the Company’s employees. Under these plans, most, including all full-time employees are entitled to access health, dental, vision, term life insurance and disability coverage. Most, including all full-time employees, including our executive officers, are also eligible to receive vacation, sick leave and other paid holidays. The Company provides other post-employment benefits (“OPEB”) to select employees.  For additional information related to other post-employment benefits, see Note 7 to our consolidated financial statements included in this report.

The executive officers are also eligible to receive the following benefits:

•      annual physical examinations;

•      financial planning resources, services and assistance; and

•      flexible allowances.

Our compensation committee approved the flexible allowance for executives in lieu of other benefits historically provided by the Company’s former parent company, such as car allowances and club dues.

Savings Plan

Our executive officers and most, including all full-time employees are eligible to participate and contribute in the SuperMedia Savings Plan, subject to applicable Internal Revenue Service (“IRS”) limitations. The Company provides employer-matching contributions to participating employees.  Additionally, certain employees may be eligible for an additional discretionary employer-matching contribution of up to 3% of eligible compensation. For 2012, no additional discretionary contributions were made.

Pension Plans

In connection with the spin-off, Verizon transferred to SuperMedia certain pension assets and liabilities related to its employees, including some of its executive officers. The benefit obligations are now provided under SuperMedia pension plans: the SuperMedia pension plan for management employees (“management plan”) and the SuperMedia excess pension plan (“excess plan”). These plans provide for benefits that were provided to these named executive officers under Verizon plans prior to the spin-off in 2006. These plans were frozen by Verizon and do not accept new participants. Brief descriptions of the plans are provided below.

Management Plan

The management plan is a noncontributory, tax-qualified pension plan for salaried employees who previously participated in Verizon pension plans prior to the spin-off from Verizon in 2006. Benefits are based on a cash balance formula that provided for pay credits ranging from 4% to 7% of annual eligible pay up to the applicable IRS limit, for each year of pension accrued service. Participants no longer receive pay credits. In general, eligible pay included base salary and short-term incentives, exclusive of certain senior management or other incentive compensation, and other similar types of payments. Participant accounts receive monthly interest credits based upon the prevailing market yields on certain U.S. Treasury obligations.

As part of the transition to a cash balance formula, all participants with at least ten years of service with Verizon as of January 1, 2002, could receive benefits under an alternative benefit formula, referred to as the “highest average pay formula,” if that formula provided a larger benefit than the cash balance formula. Under this alternative formula, benefits are equal to 1.35% of eligible pay for each year of pension accrual service, based on the highest average annual salary during any five consecutive years of employment, up to the applicable IRS limit. Each of the named executive officers that participate in the management plan has his or her benefits under the plan calculated under the highest average pay formula.

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

Under the plan, a participant must have 75 points (age plus years of service) with at least 15 years of service to be retirement eligible. Existing participants may earn additional years of service for the purpose of determining retirement eligibility. Retirement-eligible participants who retire before the normal retirement age, under the plan, are entitled to their full, unreduced pension benefit if they have reached age 55 before they retire. For retirement-eligible participants who retire before reaching age 55, the pension benefit is reduced 3% for each year up to a maximum of 18%. Of our current named executive officers, only Mr. Jones is retirement eligible.

Excess Plan

The excess plan is an unfunded non-qualified plan that provides supplemental retirement benefits to the participating named executive officers and other eligible employees. The excess plan provides benefits under the same formulas as the management plan, but only with respect to compensation that cannot be taken into account under the management plan because it exceeds the applicable IRS limit. Benefits under the excess plan are payable in a lump sum and are paid following a participant’s termination of employment. Benefits under the excess plan may not be paid to the participating named executive officers and other key employees until at least six months following termination of their employment with SuperMedia.

Employment Agreements

President and CEO Employment Agreement

In connection with his appointment as president and chief executive officer, Peter J. McDonald entered into an employment agreement with SuperMedia in December 2010. The agreement expires on December 13, 2013, unless extended. The agreement provides for an annual base salary of $900,000 and Mr. McDonald is eligible to earn a target annual short-term incentive award of 100% of his base salary. In addition, Mr. McDonald also received (i) a one-time cash payment of $750,000 as a signing and relocation payment; (ii) stock options to purchase 150,000 shares of our common stock; and (iii) a restricted stock award of 150,000 shares of our common stock. Mr. McDonald is entitled to receive employee benefits provided to senior executives at a level commensurate with his position.

Under his employment agreement, Mr. McDonald is entitled to receive payments upon the termination of his employment under certain circumstances. Mr. McDonald does not participate in, and is not entitled to receive any payments or other benefits under, the Company’s executive transition plan. Our board of directors has deemed that the Mergers will constitute a change in control for purposes of Mr. McDonald’s employment agreement and other arrangements between the Company and certain executive officers that provide for severance and other benefits in connection with a qualifying termination of employment following a change of control. Pursuant to his employment agreement, for termination in connection with a change in control Mr. McDonald, is eligible to receive certain severance benefits. If the company terminates Mr. McDonald’s employment without cause or Mr. McDonald terminates his employment for good reason during the period beginning three months prior to the date of a change in control and ending on the second anniversary of the change in control, then, subject to Mr. McDonald’s satisfaction of certain conditions, he is entitled to receive the following payments and benefits:

•                  an amount equal to three times (a) his base salary at the rate in effect when the notice of termination is given, plus (b) his target short-term incentive award for the calendar year in which the termination occurs;

•                  an amount equal to his unpaid base salary earned through the date of termination, unpaid vacation time and unpaid short-term incentive award earned for the preceding year;

•                  accelerated vesting of all of the restricted stock and all of the stock option awards granted under his employment agreement;

•                  for up to 18 months, the company will pay the cost of COBRA continuation coverage to the extent Mr. McDonald, his spouse and/or dependents are eligible for and entitled to receive COBRA continuation coverage; and

•                  all other vested benefits, including the right to indemnification, due in accordance with then-existing employee benefit plans, policies and practices (other than the Company’s executive transition plan described below).

Executive Transition Plan

The Company’s executive transition plan (“transition plan”) provides specified payments and other benefits to its executive officers, including each of its current named executive officers, other than its chief executive officer, in the event the officer’s employment is terminated under the circumstances described below. During 2010, our compensation committee amended the transition plan to eliminate tax gross-up payments for new participants and bring it into compliance with IRS Section 409A requirements. SuperMedia is not required to provide any payment or benefit under the transition plan that duplicates any payment or benefit that an executive officer is entitled to receive under any other SuperMedia compensation or benefit plan, award agreement, or other arrangement. Payments and other benefits payable to our chief executive officer in the event his employment is terminated are covered by the terms of his employment agreement. For a description of these payments and other benefits, see “President and CEO Employment Agreement” above.

Termination Without Cause. If SuperMedia terminates the employment of an executive officer without cause, unrelated to a change in control, then the officer is entitled to receive the following payments and benefits:

•                  an amount equal to a multiple (“severance multiplier”) of (a) the officer’s highest annual rate of base salary at any time during the preceding 24 months, plus (b) the officer’s target STIP award for the calendar year in which the termination occurs (or, if greater, the actual STIP award earned by the officer for the preceding calendar year). The severance multiplier is 1.0 for payments and benefits payable in the event of a termination without cause;

•                  an amount equal to the officer’s target STIP award for the year in which the termination occurs, prorated by the number of days elapsed since the beginning of that year to the date of termination;

•                  an amount equal to the officer’s unpaid base salary earned through the date of termination and unpaid STIP award earned for the preceding year;

•                  any payments or benefits payable to the officer or the officer’s spouse or other dependents under any other SuperMedia employee plan or program;

•                  continued participation by the officer and the officer’s spouse and other dependents in the Company’s group health plan, at the same benefit and contribution levels in effect immediately before the termination for a number of months equal to 12 times the severance multiplier or, if sooner, until similar coverage is obtained under a new employer’s plan. If continued coverage is not permitted by the Company’s plan or applicable law, SuperMedia will pay the cost of Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) continuation coverage to the extent any of these persons elects and is entitled to receive COBRA continuation coverage;

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

In addition, our compensation committee, in its sole discretion, may accelerate vesting of any outstanding LTIP awards granted to the executive officer.

Under the transition plan, an executive officer is deemed to have been terminated without cause if the executive officer is terminated for any reason other than:

•                  a conviction of or plea of nolo contendere to a felony;

•                  fraud or a material act or omission involving dishonesty with respect to SuperMedia;

•                  willful failure or refusal to carry out material employment responsibilities;

•                  gross negligence, willful misconduct or a pattern of behavior likely to have an adverse effect on SuperMedia; or

•                  a willful, material violation of a material SuperMedia policy.

Termination in Connection with a Change in Control. If SuperMedia terminates the employment of an executive officer without cause during the period beginning six months prior to the date of a change in control (or, if earlier, the date a definitive agreement is signed that would result in a change in control) and ending on the first anniversary of the change in control, or if an executive officer terminates employment for good reason within one year after a change in control, then the officer is entitled to receive the payments and benefits described above, except that the severance multiplier is 2.0.

In the event a change in control occurs, all outstanding LTIP awards granted to an executive officer will become fully vested if the officer is employed by SuperMedia immediately before the change in control occurs. The payout under any performance-based award will equal the target amount. Under the transition plan, a change in control is defined in the same manner as in the 2009 Plan.

An executive officer is deemed to have terminated his or her employment for good reason if the termination follows:

•                  a material adverse change in status or position, including, without limitation, any material adverse change resulting from a diminution in the executive officer’s position, duties, responsibilities, authority or assignment of duties to the executive officer that are materially inconsistent with his or her status or position;

•                  a reduction in base salary or target incentive opportunities;

•                  the relocation of the covered named executive officer’s principal place of business of more than 50 miles; or

•                  at the time of a change in control, a failure by the successor company to assume the Company’s obligations under the transition plan.

Termination Due to Death or Disability. If an executive officer’s employment terminates due to death or is terminated by SuperMedia due to disability, the officer (or the officer’s beneficiary) is entitled to receive a cash payment equal to six months’ base salary plus a prorated portion of the officer’s target STIP award for the year in which the termination occurs. Vesting of the officer’s outstanding LTIP awards is subject to the discretion of our compensation committee. An executive officer whose employment is terminated by SuperMedia due to disability is also entitled to receive two years of continuing group health and welfare benefits (including continued participation in the Company’s executive life insurance program and conversion of any life or disability policies) at the Company’s expense.

Obligations of the Officer. Payment and benefits under the transition plan are subject to compliance by the former officer with the restrictive covenants in the transition plan, including non-disclosure, non-competition and non-solicitation covenants. The non-competition and non-solicitation covenants expire on the first anniversary of the termination of the officer’s employment. The non-disclosure covenant does not expire. If the former officer violates any of these covenants, the officer will not be entitled to further payments and benefits under the transition plan and must repay SuperMedia for the payments and the value of benefits previously received under the transition plan. All payments or benefits under the transition plan are conditioned on the execution of a general release of claims by the former officer in favor of SuperMedia, its affiliates, and their officers, directors and employees.

Tax Gross-Up Payments. In the event an executive officer is subject to federal excise taxes for benefits he or she is entitled to under the transition plan or otherwise from SuperMedia, the officer is entitled to receive an amount necessary to offset the excise taxes and any related income taxes, penalties and interest. This benefit was grandfathered in 2010; therefore, all new officers that join SuperMedia after January 1, 2010 do not receive tax gross-up payments.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth the number and value of shares of restricted stock, restricted stock units and stock options held by each named executive officer that were outstanding as of December 31, 2012. The value of restricted stock awards was calculated based on a price of $3.42 per share, the closing price of our common stock on December 31, 2012, the last trading day of the year.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Peter J. McDonald	100,000	50,000	(1)	$7.25	12/09/2020	50,000	(3)	$171,000
Samuel D. Jones	13,333	26,666	(2)	8.82	02/25/2021	35,850	(3)	122,607
Del Humenik	3,334	13,334	(2)	8.82	02/25/2021	39,334	(4)	134,522

(1)         The stock options were granted to Mr. McDonald on December 9, 2010. The remaining unvested portion of this stock option award is scheduled to vest as to one-third of the original number of shares granted on the next anniversary date of the award.

(2)         The stock options were granted to each of Messrs. Jones and Humenik on February 25, 2011. The remaining unvested portions of these stock option awards are scheduled to vest as to one-third of the original number of shares granted on each of the next two anniversary dates of the awards. The number reported for Mr. Humenik does not include 3,334 exercisable stock options that have been transferred to Mr. Humenik’s former spouse pursuant to a divorce decree.

(3)         Restricted stock awards were granted to Mr. Jones on March 12, 2010 and February 24, 2012. Mr. McDonald’s restricted stock award was granted to him on December 9, 2010, under his employment agreement. The restricted stock awards vest in three equal annual installments beginning on the first anniversary of each grant date.

(4)         Restricted stock units and restricted stock awards were granted to Mr. Humenik on February 25, 2011 and February 24, 2012, respectively. They vest in three equal annual installments beginning on the first anniversary of each grant date.

2012 Director Compensation

Set forth below is a summary of the components of compensation payable to our non-management directors, except Mr. Slater, who has waived all director compensation, for board and committee services.

Cash Compensation

The annual cash retainer for board service is $70,000. SuperMedia reimburses directors for all reasonable expenses incurred in attending board and committee meetings.  At his request, Mr. Slater, who was nominated by our largest stockholder to serve on our board, has waived all director compensation.

The table below shows director fees payable in 2012.

Service / Type	Compensation Amount
Board Retainer	$70,000
Annual Chairman of the Board Fee	109,500
Annual Vice Chairman of the Board Fee	10,000
Annual Audit Committee Chairman Fee	20,000
Annual Compensation Committee Chairman Fee	20,000
Annual Nominating and Corporate Governance Committee Chairman Fee	10,000
Meeting Fee(1)	2,000
Equity Based Compensation	70,000

(1)         Meeting fees are paid only for meetings in addition to the regularly scheduled board meetings.

Annual Equity-Based Compensation

Non-management directors, except Mr. Slater, generally receive an annual award of restricted stock equal to $70,000 divided by the closing price of our common stock on the grant date. Non-management directors who are first elected or appointed to the board other than at an annual meeting of stockholders receive a prorated award. In either case, the shares of restricted stock vest one year from the date of grant.

On February 24, 2012, in lieu of an annual restricted stock award equal to $70,000, the board granted each non-management director 5,000 shares of restricted stock, with the balance of the award to be payable in cash. The shares of restricted stock granted on February 24, 2012 will vest, and the balance of the award will be paid out in cash, one year from the date of grant.

On February 25, 2013, in lieu of our annual restricted stock award equal to $70,000, the board granted each non-management director an award in cash equal to $70,000.  The award will be paid out one year from the date of grant.

Director Compensation Table

The table below sets forth the compensation payable to our non-management directors for service during 2012.

Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)	Total
Edward J. Bayone	$109,071	$70,000	$179,071
Robert C. Blattberg	112,928	70,000	182,928
Charles B. Carden	141,000	70,000	211,000
Thomas D. Gardner	157,143	70,000	227,143
David E. Hawthorne	136,094	70,000	206,094
Thomas S. Rogers	149,000	70,000	219,000
John Slater(3)	—	—	—
Douglas D. Wheat	196,008	70,000	266,008

(1)

Peter J. McDonald, our president and chief executive officer, is not included in this table because he was an employee of SuperMedia during 2012 and, therefore, did not receive compensation for his service as a director. See Summary Compensation Table for the compensation earned by Mr. McDonald during 2012.

(2)

Represents the aggregate grant date fair value of restricted stock granted to our non-management directors in 2012. Pursuant to the Securities and Exchange Commission rules, the dollar amounts were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Compensation-Stock Compensation (“ASC 718”), and exclude the impact of estimated forfeitures related to service-based vesting conditions. See note 8 to the consolidated financial statements in this annual report, for a description of the assumptions used in determining the accounting expense associated with these awards.

(3)	At his request, Mr. Slater, who was nominated by our largest stockholder to serve on our board, has waived all director compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 14, 2013, there were approximately 174 holders of record of our common stock.

The tables below provide information regarding the beneficial ownership of our common stock as of March 14, 2013, by:

•                  each of our directors;

•                  each of our named executive officers;

•                  all directors and executive officers as a group; and

•                  each beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Unless otherwise indicated and subject to community property laws where applicable, SuperMedia believes that each of the stockholders named in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned. Each of our directors and executive officers and all of our directors and executive officers as a group, beneficially owned less than 5% of our common stock outstanding as of March 14, 2013.

Directors and Executive Officers

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership
Edward Bayone(1)	16,096
Robert C. Blattberg(1)	16,096
Charles B. Carden(1)	16,096
Thomas D. Gardner(1)	16,096
John Slater	—
Thomas S. Rogers(1)	16,096
Douglas D. Wheat(1)	17,821
Peter J. McDonald(2)(4)	233,080
Samuel D. Jones(2)(4)	73,502
Del Humenik(2)(3)(4)	40,567
All directors and executive officers as a group (14 persons)(5)	625,458

(1)

Number of shares reported for all directors, except Mr. Wheat, includes restricted stock awards from 2010 (1,843 shares), 2011 (7,936 shares) and 2012 (5,000 shares) and restricted stock unit awards from 2010 (1,317 shares). Number of shares reported for Mr. Wheat includes restricted stock awards from 2010 (2,011 shares), 2011 (7,936 shares) and 2012 (5,000 shares) and restricted stock unit awards from 2010 (2,874 shares), two thirds of which have vested and one third of which will vest upon the earlier of July 1, 2013 or a change in control.

(2)

Number reported includes shares of restricted stock for which the executive officer has sole voting power, but no dispositive power, as follows: Mr. McDonald (50,000 shares); Mr. Jones (16,000 shares); and Mr. Humenik (10,667 shares).

(3)

Number reported does not include 9,879 shares issuable upon settlement of vested restricted stock units and 6,668 exercisable stock options that have been transferred to Mr. Humenik’s former spouse pursuant to a divorce decree.

(4)	Number reported includes shares for which the person has a right to acquire such shares within 60 days of March 14, 2013.
(5)

Number reported includes 8,501 shares of common stock to be issued to non-management directors upon settlement of vested restricted stock units, which may be settled upon the director’s departure from the board in good standing. Until settled, the directors have no voting or dispositive power over these restricted stock units. Number reported also includes 113,998 shares of unvested restricted stock for executive officers that have sole voting power, but no dispositive power.

Five Percent Holders

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities known by SuperMedia to beneficially own 5% or more of our outstanding common stock. The information regarding beneficial ownership of common stock by the entity identified below is included in reliance on reports filed by the entities with the Securities and Exchange Commission, except that the percentage is based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by the entity in such report and our number of shares of common stock outstanding on March 14, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Paulson & Co. Inc.(1)	2,607,506	16.8%
1251 Avenue of the Americas, 50th Floor
New York, New York 10020

Restructuring Capital Associates, L.P(2)	1,691,766	10.8%
2 Stamford Plaza, Suite 1501
281 Tresser Boulevard
Stamford, Connecticut 06901

Schultze Asset Management, LLC(3)	1,403,918	9.1%
3000 Westchester Avenue
Purchase, NY 10577

Hayman Capital Management, L.P.(4)	1,560,941	9.96%
2101 Cedar Springs Road
Suite 1400
Dallas, Texas 75201

(1)

According to a Schedule 13D filed by Paulson on January 11, 2010, Paulson & Co. Inc. (“Paulson”) has shared voting and dispositive power over 2,607,506 shares of common stock. Paulson is an investment advisor registered under the Investment Advisor Act of 1940 and is the investment manager of Paulson Advantage Master Ltd. (411,956 shares), Paulson Advantage Plus Master Ltd. (977,240 shares), Paulson Advantage Select Master Fund Ltd. (8,863 shares), Paulson Credit Opportunities Master Ltd. (510,363 shares) and Paulson Recovery Master Fund Ltd. (699,084 shares) (collectively, the “Paulson funds”). John Paulson is the controlling person of Paulson. Each of Paulson and John Paulson may be deemed to indirectly beneficially own the securities directly owned by the Paulson funds.

(2)

According to a Schedule 13G filed by Restructuring Capital Associates, L.P. on December 11, 2012, Restructuring Capital Associates, L.P. and James D. Bennett have shared voting and dispositive power over 1,691,766 shares of common stock; Bennett Restructuring Fund, L.P. has shared voting and dispositive power over 825,758 shares; and Bennett Restructuring Offshore Fund, Inc. has shared voting and dispositive power over 807,394 shares.

(3)

According to a Schedule 13D filed by Schultze Asset Management, LLC (“SAM”) on June 21, 2012, SAM and George J. Schultze have shared voting and dispositive power over 1,403,918 shares of common stock; and Schultze Master Fund, Ltd. has shared voting and dispositive power over 1,252,622 shares. SAM acts as investment manager for individual and institutional investors through limited partnerships, offshore funds, and managed accounts. In its capacity as investment manager, and pursuant to investment management agreements between Schultze Asset Management, LLC and each managed account, SAM has the sole power to vote and dispose of the securities owned by the managed accounts. Schultze Master Fund, Ltd. is one of SAM’s managed accounts. George J. Schultze is the managing member of SAM. George J. Schultze exercises sole voting and investment control over SAM.

(4)

According to a Schedule 13G/A filed by Hayman Capital Management, L.P. (“Hayman”) on February 13, 2013, Hayman, Hayman Investments, L.L.C. and J. Kyle Bass have shared voting and dispositive power over 1,560,941 shares of common stock. Hayman acts as an investment adviser to, and manages investment and trading accounts of, other persons, including Hayman Capital Master Fund, L.P. Hayman may be deemed, through investment advisory contracts or otherwise, to beneficially own securities owned by other persons, including Hayman Capital Master Fund, L.P. Hayman Investments L.L.C. is the general partner of Hayman and may be deemed to control Hayman and beneficially own securities owned by Hayman. Mr. Bass is the managing member of Hayman Investments, L.L.C. and may be deemed to control Hayman Investments, L.L.C. and beneficially own securities owned by Hayman Investments, L.L.C.

Equity Compensation Plan Information

As of December 31, 2012, the Company’s 2009 Plan was the only equity compensation plan under which securities of SuperMedia were authorized for issuance.

The following table sets forth information as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders	332,573	7.92	444,171
Total	332,573	$7.92	444,171

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Our nominating and corporate governance committee is charged with the responsibility of reviewing, approving and overseeing all transactions with related persons (as defined in the Securities and Exchange Commission regulations). The nominating and corporate governance committee will periodically reassess any related-person transaction entered into by SuperMedia to ensure its continued appropriateness. This responsibility is set forth in the nominating and corporate governance committee’s charter.

Mr. Slater, one of our directors, is a senior vice president at Paulson. On November 18, 2009, SuperMedia entered into a Standby Purchase Agreement (“Standby Purchase Agreement”) with investment funds and accounts managed by Paulson. On December 31, 2009, pursuant to the Standby Purchase Agreement and the Company’s Chapter 11 plan of reorganization, Paulson was issued shares of our common stock representing approximately 17.4% of the Company’s newly issued and outstanding common stock.

In addition, as a condition to the Standby Purchase Agreement, SuperMedia and Paulson entered into a Standstill Agreement on December 31, 2009. On January 21, 2010, SuperMedia and Paulson entered into an Amended and Restated Standstill Agreement. Pursuant to the Amended and Restated Standstill Agreement, Paulson has the right to nominate a director to our board so long as it holds at least 17% of the common stock issued to it under the Standby Purchase Agreement. As a result, on January 21, 2010, the board increased the number of directors on the board to nine, and elected John Slater, Paulson’s nominee, to serve on the board. Mr. Slater has waived all rights to receive director compensation while serving on the board.

Changes were also made to the limitations on Paulson’s voting rights in the election of directors, change in control transactions and other corporate matters, such that:

The “standstill” obligations of Paulson remain effective so long as Paulson beneficially owns 17% or more of the Company’s outstanding common stock; and

The voting restriction thresholds, which require Paulson to vote the shares of the Company’s common stock that it owns in the same proportion as the shares held by all common stockholders not affiliated with Paulson are voted with respect to such matters, were lowered by 2.5%.

The purchase period under the Standstill Agreement expired on September 30, 2010. Therefore, during the term of the Standstill Agreement, Paulson may not increase its ownership of SuperMedia beyond the number of shares of SuperMedia common stock that Paulson owned on such date. The termination date of the Amended and Restated Standstill Agreement is December 31, 2013.

Director Independence

As part of the Company’s corporate governance guidelines, the board has established a policy requiring a majority of the members of its board to be independent. Seven of our directors are independent (as defined by the Company’s corporate governance guidelines). For a director to be independent, the board must determine, among other things, that the director does not have a relationship with SuperMedia that interferes with the exercise of independent judgment in carrying out the duties of a director. The guidelines for determining director independence are set forth in the Company’s corporate governance guidelines, which conform to the independence requirements of the NASDAQ corporate governance standards and the applicable rules of the Securities and Exchange Commission. Applying these independence standards, the board has determined that Edward J. Bayone, Robert C. Blattberg, Charles B. Carden, Thomas D. Gardner, Thomas S. Rogers, John Slater and Douglas D. Wheat are independent directors. Peter J. McDonald is not “independent” because he is an employee of SuperMedia.

Item 14.  Principal Accountant Fees and Services.

INDEPENDENT PUBLIC ACCOUNTANTS

Selection

Ernst & Young LLP served as the Company’s independent registered public accounting firm for 2012 and has been selected by the audit committee to serve as the Company’s independent registered public accounting firm for 2013.

Audit and Non-Audit Fees

The following table presents fees for audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for 2012 and 2011, and fees billed for other services rendered by Ernst & Young LLP.

	2012	2011
Audit Fees(1)	$913,660	$1,051,526
Audit-Related Fees(2)	233,650	175,500
Tax Fees(3)	8,200	8,666
All Other Fees(4)	20,222	—
Total	$1,175,732	$1,235,692

(1)               Audit fees consist principally of fees for the audit of the company’s consolidated financial statements, review of the Company’s interim consolidated financial statements, the testing of internal control over financial reporting and reorganization matters.

(2)              Audit-related fees consist principally of fees for audits of the Company’s employee benefit plans.

(3)              Tax fees consist principally of fees for services performed in connection with consultations on state tax and reorganization tax matters.

(4)              All other fees consist principally of fees associated with supporting information requests in connection with SuperMedia legal matters.

Pre-Approval Policies and Procedures

The audit committee’s policy is to require the pre-approval of all audit and non-audit services provided to the Company by its independent registered public accounting firm (except for items exempt from pre-approval requirements under applicable laws and rules). All audit and non-audit services for 2012 were pre-approved by the audit committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts is included in the notes to consolidated financial statements. The remaining schedules are not applicable and, therefore, have been omitted.

Exhibits:
2.1

First Amended Joint Plan of Reorganization of Idearc Inc., et al Debtors, dated December 21, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 24, 2009)

2.2

Amended and Restated Plan of Merger by and among SuperMedia, Inc., Dex One Corporation, Newdex, Inc., and Spruce Acquisition Sub, Inc., dated December 5, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2012)

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

10.17*	2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)
10.18*	Form of Emergence Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 16, 2010)
10.19*	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010)
10.20*	Form of Director Stock-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010)
10.21*	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 1, 2011)
10.22*	Form of Employee Stock-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 1, 2011)
10.23*	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010)
10.24*	Amended and Restated Executive Transition Plan, dated May 26, 2010 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed February 23, 2012)
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

10.28*	Summary of the SuperMedia Inc. 2012 Short Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2012)
10.29*	Summary of the SuperMedia Inc. 2012 Cash Long-Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2012)
10.30*	Summary of Compensatory Arrangements of Directors (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2012)
10.31*	Form of Executive Officer Award Agreement pursuant to the SuperMedia Inc. 2012 Cash Long-Term Incentive Plan
10.32

Support and Limited Waiver Agreement by and among SuperMedia, Inc., subsidiaries of SuperMedia, Inc. named therein, the lenders that from time become party thereto, and JP Morgan Chase Bank, N.A. as administrative agent, dated December 5, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2012)

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2013.

SUPERMEDIA INC.

By:	/s/ PETER J. MCDONALD
Peter J. McDonald
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2013.

/s/ PETER J. MCDONALD	Chief Executive Officer and Director
Peter J. McDonald	(Principal Executive Officer)

/s/ SAMUEL D. JONES	Executive Vice President — Chief Financial Officer and
Samuel D. Jones	Treasurer (Principal Financial and Accounting Officer)

/s/ EDWARD J. BAYONE	Director
Edward J. Bayone

/s/ ROBERT C. BLATTBERG	Director
Robert C. Blattberg

/s/ CHARLES B. CARDEN	Director
Charles B. Carden

/s/ THOMAS D. GARDNER	Director
Thomas D. Gardner

/s/ THOMAS S. ROGERS	Director
Thomas S. Rogers

/s/ JOHN SLATER	Director
John Slater

/s/ DOUGLAS D. WHEAT	Director
Douglas D. Wheat

EXHIBIT INDEX

Exhibits:
2.1

First Amended Joint Plan of Reorganization of Idearc Inc., et al Debtors, dated December 21, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 24, 2009)

2.2

Amended and Restated Plan of Merger by and among SuperMedia, Inc., Dex One Corporation, Newdex, Inc., and Spruce Acquisition Sub, Inc., dated December 5, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2012)

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

10.17*	2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed January 6, 2010)
10.18*	Form of Emergence Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 16, 2010)

10.19*	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010)
10.20*	Form of Director Stock-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010)
10.21*	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 1, 2011)
10.22*	Form of Employee Stock-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 1, 2011)
10.23*	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 18, 2010)
10.24*	Amended and Restated Executive Transition Plan, dated May 26, 2010 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed February 23, 2012)
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

10.28*	Summary of the SuperMedia Inc. 2012 Short Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2012)
10.29*	Summary of the SuperMedia Inc. 2012 Cash Long-Term Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2012)
10.30*	Summary of Compensatory Arrangements of Directors (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2012)
10.31*	Form of Executive Officer Award Agreement pursuant to the SuperMedia Inc. 2012 Cash Long-Term Incentive Plan
10.32

Support and Limited Waiver Agreement by and among SuperMedia, Inc., subsidiaries of SuperMedia, Inc. named therein, the lenders that from time become party thereto, and JP Morgan Chase Bank, N.A. as administrative agent, dated December 5, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2012)

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Peter J. McDonald filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Samuel D. Jones filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Peter J. McDonald and Samuel D. Jones filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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