Form 10-Q
period 2013-03-31
SUPERMEDIA INC.
filed 2013-04-26
CIK 1367396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.  ☒ Yes  ☐ No

As of April 19, 2013, there were 15,638,010 shares of the Registrant’s common stock outstanding.

			Page No.

Forward-Looking Statements			i

PART I - FINANCIAL INFORMATION

Item	1.	Financial Statements	1

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item	4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item	1.	Legal Proceedings	27

Item	1A.	Risk Factors	29

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item	3.	Defaults Upon Senior Securities	30

Item	4.	Mine Safety Disclosures	30

Item	5.	Other Information	30

Item	6.	Exhibits	30

FORWARD-LOOKING STATEMENTS

Some statements included in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws. Statements that include the words “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “forecast,” “estimate,” “expect,” “preliminary,” “intend,” “plan,” “project,” “outlook” and similar statements of a future or forward-looking nature identify forward-looking statements. You should not place undue reliance on these statements.  These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general.  Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risks related to the following:

•                  the potential adverse impacts of failure to complete, or delay in completing, the proposed merger with Dex One Corporation (“Dex One”);

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

•                  risks that the combined company will incur significant, non-recurring costs in connection with the administration of the Chapter 11 cases.

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

i

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. All forward-looking statements included in this report are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

SuperMedia Inc. and Subsidiaries

Debtor and Debtor-In-Possession

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in millions, except
	per share amounts)

Operating Revenue	$293	$363
Operating Expense
Selling	75	90
Cost of sales (exclusive of depreciation and amortization)	75	86
General and administrative	11	41
Depreciation and amortization	31	40
Total Operating Expense	192	257
Operating Income	101	106
Interest expense, net	38	46
Income Before Gains on Early Extinguishment of Debt and Provision for Income Taxes	63	60
Gains on early extinguishment of debt	—	28
Income Before Provision for Income Taxes	63	88
Provision for income taxes	23	26
Net Income	$40	$62
Basic and diluted earnings per common share	$2.55	$3.97
Basic and diluted weighted-average common shares outstanding	15.4	15.2
Comprehensive Income
Net income	$40	$62
Adjustments for pension and post-employment benefits, net of taxes	(18)	—
Total Comprehensive Income	$22	$62

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Debtor and Debtor-In-Possession

Consolidated Balance Sheets

(Unaudited)

	At March 31,	At December 31,
	2013	2012
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$152	$105
Accounts receivable, net of allowances of $36 and $39	115	119
Accrued taxes receivable	—	2
Deferred directory costs	123	128
Prepaid expenses and other	21	22
Assets held for sale	21	21
Total current assets	432	397
Property, plant and equipment	102	99
Less: accumulated depreciation	73	70
	29	29
Goodwill	704	704
Intangible assets, net	195	221
Pension assets	58	56
Other non-current assets	3	3
Total assets	$1,421	$1,410
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$36	$—
Accounts payable and accrued liabilities	110	109
Deferred revenue	65	66
Deferred tax liabilities	6	3
Other	14	17
Total current liabilities	231	195
Long-term debt	1,406	1,442
Employee benefit obligations	104	109
Non-current deferred tax liabilities	73	81
Unrecognized tax benefits	45	44
Stockholders’ (deficit):
Common stock ($.01 par value; 60 million shares authorized, 15,638,956 and 15,664,432 shares issued and outstanding in 2013 and 2012, respectively)	—	—
Additional paid-in capital	215	214
Retained (deficit)	(704)	(744)
Accumulated other comprehensive income	51	69
Total stockholders’ (deficit)	(438)	(461)
Total liabilities and stockholders’ (deficit)	$1,421	$1,410

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Debtor and Debtor-In-Possession

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Cash Flows from Operating Activities
Net income	$40	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	31	40
Gains on early extinguishment of debt	—	(28)
Employee retirement benefits	(31)	6
Deferred income taxes	6	(8)
Provision for uncollectible accounts	3	6
Stock-based compensation expense	1	1
Changes in current assets and liabilities:
Accounts receivable and unbilled accounts receivable	1	8
Deferred directory costs	5	10
Other current assets	1	1
Accounts payable and accrued liabilities	(5)	8
Other, net	(1)	(1)
Net cash provided by operating activities	51	105
Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(4)	(2)
Net cash used in investing activities	(4)	(2)
Cash Flows from Financing Activities
Repayment of long-term debt	—	(35)
Other, net	—	(1)
Net cash used in financing activities	—	(36)
Increase in cash and cash equivalents	47	67
Cash and cash equivalents, beginning of year	105	90
Cash and cash equivalents, end of period	$152	$157

See Notes to Consolidated Financial Statements.

SuperMedia Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1

General

SuperMedia Inc. (“SuperMedia,” “we,” “our,” “us” or the “Company”), is one of the largest yellow pages directory publishers in the United States as measured by revenue.  We also offer digital advertising solutions. We place our clients’ business information into our portfolio of local media solutions, which includes the Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, and our mobile sites and mobile applications. In addition, we offer solutions for social media, digital content creation and management, reputation management and search engine optimization.

We primarily operate and are the official publisher in the markets in which Verizon Communications Inc. (“Verizon”), or its formerly owned properties now owned by FairPoint Communications, Inc. (“FairPoint”) and Frontier Communications Corporation (“Frontier”), are the incumbent local exchange carriers.  We use their brands on our print directories in these and other specified markets. We have a number of agreements with them that govern our publishing relationship; including publishing agreements, branding agreements, and non-competition agreements, each of which has a term expiring in 2036.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results of operations for the 2013 fiscal year.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Certain prior period amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02 (“ASU 2012-02”), “Testing Indefinite-Lived Intangible Assets for Impairment,” which amends Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other.” The amended guidance allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for interim and annual periods beginning after September 15, 2012. The Company has adopted the provisions of ASU 2012-02 as required.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The Company has adopted the provisions of ASU 2013-02 as required.

Note 2

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

The Merger Agreement allows us to complete the proposed merger and the other transactions contemplated by the Merger Agreement, including required amendments (the “financing amendments”) to SuperMedia’s and Dex One’s respective credit agreements (collectively, the “transaction”) through Chapter 11 cases, if either SuperMedia or Dex One does not obtain its stockholders’ approval of the Merger Agreement or unanimous lender approval of the financing amendments.

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

Subsequent to the special meeting, our board of directors determined that we had not obtained the unanimous lender approval required to effect the transaction outside of court.  Accordingly, on March 18, 2013, we filed our voluntary bankruptcy petition in order to seek approval of the prepackaged plan and the completion of the transaction.  The hearing to consider confirmation of the prepackaged plan is scheduled to commence on April 29, 2013 with April 18, 2013 as the last date for filing and serving objections to confirmation of the prepackaged plan.

There can be no assurance that the Bankruptcy Court will confirm the prepackaged plans in a timely manner.  While operating under Chapter 11, the Company’s operations are subject to oversight by the Bankruptcy Court, which could lead to uncertainties as to the realization of assets and satisfaction of obligations in the normal course of business.

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

Subject to the terms of the Merger Agreement, which has been approved by the boards of directors of SuperMedia and Dex One, in each case by the unanimous vote of all directors voting (Messrs. Slater and McDonald, directors who may be deemed to have personal interests in the transaction, abstained from voting), at the effective time of the Mergers, (i) each outstanding share of Dex One common stock (other than shares held by SuperMedia, Dex One, Newdex or any of their respective subsidiaries) will be converted into the right to receive 0.20 shares of Newdex common stock, par value $0.001 per share (the “Newdex Common Stock”), which reflects a 1-for-5 reverse stock split of Dex One common stock, and (ii) each outstanding share of SuperMedia common stock (other than shares held by SuperMedia, Dex One, Newdex or any of their respective subsidiaries) will be converted into the right to receive 0.4386 shares of Newdex Common Stock.  Outstanding SuperMedia stock options will be cancelled at the effective time of the Mergers and, to the extent that SuperMedia’s closing stock price on the date of the Mergers exceeds the option strike price, will be settled in cash.  All other outstanding SuperMedia equity awards will generally convert into Newdex Common Stock, after giving effect to the exchange ratio.  Immediately after the completion of the Mergers, we anticipate that current SuperMedia stockholders will own approximately 40% and current Dex One stockholders will own approximately 60% of Newdex, the combined company.

Completion of the Mergers is subject to conditions, including, among others: (i) the Bankruptcy Court having confirmed the prepackaged plan of reorganization of such party substantially in the form provided in the Merger Agreement, (ii) SuperMedia and Dex One, and certain of their respective subsidiaries, having entered into a tax sharing agreement and a shared services agreement, and (iii) authorization having been obtained for the listing on the New York Stock Exchange or the Nasdaq Stock Market of the Newdex Common Stock to be issued as consideration in the Mergers.

As more fully described below, we are a party to that certain loan agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (as amended, the “Loan Agreement”), providing for the issuance of $2,750 million of senior secured term loans with a maturity date of December 31, 2015. As part of the prepackaged plan, the Loan Agreement will be amended and restated to extend the maturity date to December 31, 2016 as well as modify certain other provisions, including the revision of interest rate spreads as follows:

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

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is predicated upon, among other things, the successful completion of the SuperMedia prepackaged plan.  While the Company is committed to pursuing completion of the SuperMedia prepackaged plan and the Mergers, there can be no assurance that the SuperMedia prepackaged plan will be approved as submitted to the Bankruptcy Court; and therefore, there is uncertainty about the Company’s ability to realize its assets or satisfy its liabilities in the normal course of business.  The Company’s consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company is currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, debtors-in-possession are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without prior approval of the Bankruptcy Court.  The Company business continues to generate positive cash flow necessary for daily operations.

While operating under bankruptcy, applicable accounting guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process will be classified as reorganization items on the consolidated statements of comprehensive income.   There were no reorganization items during the three months ended March 31, 2013.  Based on the terms of the prepackaged plan, no liabilities were identified as being subject to compromise at March 31, 2013.

Note 3

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the number of weighted-average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The effect of potentially dilutive common shares for the three months ended March 31, 2013 and 2012 was not material.

Certain employees and certain non-management directors have been granted restricted stock awards, which entitles those participants to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company’s common stock. As such, these unvested restricted stock awards meet the definition of a participating security. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. At March 31, 2013 and 2012, respectively, there were 167,802 and 372,388 such participating securities outstanding. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends.

The following table sets forth the calculation of the Company’s basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in millions, except per share amounts)
Net income	$40	$62
Less allocation of income to participating unvested restricted stock units	(1)	(1)
Net income available to common stockholders	39	61
Weighted-average common shares outstanding	15.4	15.2
Basic and diluted earnings per share	$2.55	$3.97

Note 4

Additional Financial Information

Consolidated Statements of Comprehensive Income

During the three months ended March 31, 2013, the Company recorded a $32 million credit to expense associated with the amortization of a deferred gain related to certain plan amendments associated with other post-employment benefits.  This credit was recorded in general and administrative expense on the Company’s consolidated statement of comprehensive income.  For additional information related to the Company’s other post-employment benefits, see Note 7.

During the three months ended March 31, 2013, the Company incurred $6 million of merger transaction costs associated with our proposed merger with Dex One, all of which represents professional fees, and was recorded as part of general and administrative expense on the Company’s consolidated statement of comprehensive income.

During the three months ended March 31, 2012, the Company recorded a non-taxable gain of $28 million related to the early extinguishment of a portion of our senior secured term loans at below par.  For additional information related to the Company’s debt obligations, see Note 6.

The following table sets forth the components of the Company’s comprehensive income adjustments for pension and post-employment benefits for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
	Gross	Taxes	Net	Gross	Taxes	Net
	(in millions)
Net income			$40			$62
Reclassifications included in net income:
Amortization of prior service cost	$(32)	$12	(20)	$—	$—	—
Amortization of unrecognized net loss	3	(1)	2	1	(1)	—
Total reclassifications included in net income	$(29)	$11	(18)	$1	$(1)	—
Total other comprehensive income			$22			$62

The reclassifications included in net income reflected in the table above were recorded as part of general and administrative expense on the Company’s consolidated statement of comprehensive income.

The following table sets forth the balance of the Company’s accumulated other comprehensive income.  All balances in accumulated other comprehensive income are related to pension and other post-employment benefits.

	Gross	Taxes	Net
	(in millions)
Accumulated other comprehensive income – December 31, 2012	$110	$(41)	$69
Adjustments to pension and other post-employment benefits, net of amortization	(29)	11	(18)
Accumulated other comprehensive income – March 31, 2013	$81	$(30)	$51

Balance Sheet

Assets held for sale

During 2012, the Company entered into an agreement to sell its land and building in Los Alamitos, CA, for $21 million, subject to due diligence by the purchaser.  The sale is scheduled to close during 2013.  As such, the Company has reflected these assets as assets held for sale on the Company’s consolidated balance sheet.

The following tables set forth additional financial information related to the Company’s consolidated financial statements at March 31, 2013 and December 31, 2012:

	At March 31,	At December 31,
	2013	2012
	(in millions)
Accounts payable and accrued liabilities:
Accounts payable	$7	$10
Accrued expenses	25	23
Accrued salaries and wages	50	62
Accrued taxes	26	14
Accrued interest	2	—
Total accounts payable and accrued liabilities	$110	$109

Other current liabilities:
Customer prepayments	$13	$14
Other	1	3
Total other current liabilities	$14	$17

Cash Flow

The following table sets forth certain financial information related to cash payments made by the Company during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Income taxes, net of amounts refunded	$1	$—
Interest, net	37	46

Interest payments on our secured loans were $38 million and $47 million for the three months ended March 31, 2013 and 2012, respectively.  The lower interest payments in 2013 were the result of principal payments which lowered our senior secured term loans balance.

Fair Values of Financial Instruments

The Company’s financial assets or liabilities required to be measured at fair value on a recurring basis include cash and cash equivalents held in money market funds.  The Company’s money market funds of $77 million, both, as of March 31, 2013 and December 31, 2012, respectively, have been recorded at fair value using Level 2 inputs.  The Company had $6 million held in certificates of deposit (“CD’s”) both, as March 31, 2013 and December 31, 2012, that serve as collateral against letters of credit held with our insurance carriers.  These CD’s are classified as prepaid expenses and other on the consolidated balance sheets and are valued using Level 2 inputs. The fair value of the Company’s money market funds and CD’s classified as Level 2 are determined based on observable market data.  The fair values of trade receivables and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of debt instruments are determined using Level 2 inputs based on the observable market data of a private exchange.

The following table sets forth the carrying amount and fair value of the Company’s total debt obligations at March 31, 2013 and December 31, 2012:

	At March 31, 2013		At December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Total debt obligations	$1,442	$1,059	$1,442	$1,031

Severance Benefits

During the three months ended March 31, 2013 and 2012, the Company recorded severance expense of $3 million and $2 million, respectively.  The Company paid severance benefits of $2 million in each of the same periods.

Note 5

Intangible Assets

The following table sets forth the details of the Company’s intangible assets as of March 31, 2013 and December 31, 2012:

	At March 31, 2013			At December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Client relationships	$497	$323	$174	$497	$299	$198
Internal use software	110	97	13	108	93	15
Patented technologies	34	34	—	34	34	—
Marketing-related intangibles	8	—	8	8	—	8
Total intangible assets	$649	$454	$195	$647	$426	$221

Amortization expense for intangible assets was $28 million and $34 million for the three months ended March 31, 2013 and 2012, respectively.  These amounts include amortization expense related to capitalized internal-use software of $4 million and $6 million for the three months ended March 31, 2013 and 2012, respectively.

Amortization expense is estimated to be $108 million in 2013, $103 million in 2014, and $2 million in 2015 for the intangible assets as of March 31, 2013.

Note 6

Debt Obligations

The following table sets forth the Company’s outstanding debt obligations on the consolidated balance sheets at March 31, 2013 and December 31, 2012:

	Interest Rates	Maturity	At March 31, 2013	At December 31, 2012
			(in millions)
Senior secured term loans	ABR + 7.00%	2015	$1,442	$1,442
Less current maturities of long-term debt			36	—
Long-term debt			$1,406	$1,442

Senior Secured Term Loan Agreement

On December 31, 2009, the Company emerged from bankruptcy and entered into a loan agreement with certain financial institutions and with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. As discussed below, on December 13, 2010 and November 8, 2011, the loan agreement was amended (the “Loan Agreement”). Under the Loan Agreement, the senior secured term loans bear interest at an annual rate equal to, at the Company’s option, either (i) the Alternate Base Rate (“ABR”) plus an Applicable Margin, or (ii) adjusted London Inter-Bank Offered Rate (“LIBOR”) plus an Applicable Margin. The Applicable Margin is 7.0% for loans with interest rates determined by reference to ABR and 8.0% for loans with interest rates determined by reference to adjusted LIBOR.  The senior secured term loans have a floor interest rate of 4.0% in the case of ABR and 3.0% in the case of LIBOR.  As long as interest rates remain at or below 4.0% for ABR and 3.0% for LIBOR, which is currently the case, our effective interest rate will be 11.0%.

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

Debt Covenants and Maturities

As of March 31, 2013, the Company is in compliance with all of the covenants of its Loan Agreement.

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

The Company expects to make a $36 million mandatory principal payment related to the three months ended March 31, 2013, under the terms of the Loan Agreement.  This amount has been classified as current maturities on the Company’s consolidated balance sheet as of March 31, 2013.

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

Participants in the management pension plan no longer earn pension benefits.  In addition, new management employees hired after December 31, 2005 are not eligible for pension benefits.  Certain participants in the Company’s collective bargaining units no longer earn pension benefits effective December 31, 2012.  Pension assets held in trust and recorded on the Company’s consolidated balance sheet as of March 31, 2013 are valued in accordance with applicable accounting guidance on fair value measurements.

Other Post-Employment Benefits

The Company provides other post-employment benefits (“OPEB”) to select employees.  The Company’s OPEB includes post-employment health care and life insurance plans for the Company’s retirees and their dependents that are both contributory and noncontributory and include a limit on the Company’s share of cost for recent and future retirees.

During 2012, the Company amended its other post-employment benefit plans.  The changes limit and/or eliminate company subsidies associated with other post-employment benefits including medical, prescription drug, dental and life insurance coverage for retirees, certain employees, and their respective dependents effective September 1, 2012.  Certain retirees will continue to receive a reduced company subsidy through December 31, 2013.  In addition, the 2012 plan amendments resulted in a pretax reduction of $257 million to employee benefit obligations and an after-tax deferred gain to accumulated other comprehensive income of $161 million.  The accumulated other comprehensive income associated with OPEB will be amortized over the periods prescribed by ASC 715-60 “Compensation - Retirement Benefits, Defined Benefit Plans - Other Postretirement”.  The amortization associated with the deferred gain for the three months ended March 31, 2013 was a credit to expense of $32 million recorded as part of general and administrative expense in the Company’s consolidated statement of comprehensive income.

Net Periodic Cost

The following table sets forth the benefit costs (income) related to the Company’s pension and post-employment health care and life insurance plans for the three months ended March 31, 2013 and 2012:

	Pension		Health Care and Life
Three Months Ended March 31,	2013	2012	2013	2012
	(in millions)
Service cost	$1	$1	$—	$—
Interest cost	5	6	—	4
Expected return on plan assets	(8)	(10)	—	—
Actuarial loss, net	—	—	3	1
Prior service (credit)	—	—	(32)	—
Net periodic cost (income)	$(2)	$(3)	$(29)	$5

The Company recorded a charge of $4 million in the three months ended March 31, 2012, later reversed in the three months ended June 30, 2012, associated with a nonqualified pension benefit for certain employees.  This charge is not included in the net periodic cost table above.

Savings Plans Benefits

The Company sponsors a defined contribution savings plan to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. Substantially all of the Company’s employees are eligible to participate in the plan.  Under the plan, a certain percentage of eligible employee contributions are matched with Company cash allocated to the participants’ current investment elections. The Company recognizes savings plan expenses based on its matching obligation attributable to participating employees.  The Company recorded total savings plan expenses of $1 million for the three months ended March 31, 2013 and 2012, respectively.

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

A portion of the cost related to these awards is included in the Company’s compensation expense for the three months ended March 31, 2013 and 2012, respectively.

Changes in the Company’s outstanding restricted stock awards were as follows:

	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2013	322,873	$10.47
Granted	—	—
Vested	(147,823)	18.00
Forfeitures	(7,248)	2.83
Outstanding restricted stock at March 31, 2013	167,802	$4.17

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

A portion of the cost related to these RSU awards is included in the Company’s compensation expense for the three months ended March 31, 2013 and 2012, respectively.

Changes in the Company’s outstanding restricted stock units were as follows:

	Restricted Stock Unit Awards	Weighted- Average Fair Value
Outstanding RSUs at January 1, 2013	55,776	$12.31
Granted	—	—
Dividend equivalents	—	—
Payments	(22,500)	7.47
Forfeitures	—	—
Outstanding RSUs at March 31, 2013	33,276	$15.57

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

A portion of the cost related to these awards has been included in the Company’s compensation expense for the three months ended March 31, 2013 and 2012, respectively.

Changes in the Company’s outstanding stock option awards were as follows:

	Number of Stock Option Awards	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (per share)
Outstanding stock option awards at January 1, 2013	332,573	$7.92	8.06	$0.00
Granted	—	—	—	—
Exercises	—	—	—	—
Forfeitures/expirations	—	—	—	—
Outstanding stock option awards at March 31, 2013	332,573	$7.93	7.81	$0.00

Stock-Based Compensation Expense

The compensation expense recognized for the three months ended March 31, 2013 and 2012, related to stock-based compensation was $1 million, respectively.  These costs were recorded as part of general and administrative expenses on the consolidated statements of comprehensive income.

As of March 31, 2013, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock, RSU, and stock options awards was approximately $1 million and is expected to be recognized over a weighted-average period of approximately 1.1 years.

Note 9

Income Taxes

Income taxes for the three months ended March 31, 2013 and 2012 have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. In determining the estimated annual effective tax rate, the Company included interest expense and the tax effect of other one-time discrete items. The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 26% for 2013 which includes an estimated rate reduction for lapsing of uncertain tax positions due to expiration of the statute of limitations in various jurisdictions.  Without this reduction from lapsing uncertain tax positions, our anticipated effective tax rate would approximate 37% for 2013. Our estimated effective tax rate for 2013 may be subject to changes in future periods. The full year effective tax rate for 2012 was 30.3%.  The full year effective tax rate for 2012 was primarily impacted by non-taxable cancellation of indebtedness income (“CODI”) related to the Company’s below par debt repurchases.  Generally, the discharge of a debt obligation for an amount less than its adjusted issue price creates CODI, which must be included in the Company’s taxable income; however, provisions of the Internal Revenue Code allowed the Company to permanently exclude this CODI from taxation.

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

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not against the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of the Company’s current officers (but not against the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008 and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District of Texas and a lead plaintiff and lead plaintiffs’ attorney have been selected (“Buettgen” case).  On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint.  On August 11, 2010, in a one line order without an opinion, the court denied the Company’s motion to dismiss.  On May 19, 2011, the court granted the plaintiffs’ motion certifying a class.  Subsequently, the Fifth Circuit Court of Appeals denied the Company’s petition for an interlocutory appeal of the class certification order.  On September 24, 2012, the Company defendants filed a motion for summary judgment seeking a complete dismissal which was denied on February 20, 2013.  The parties entered into a tentative settlement of the matter on April 1, 2013. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

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

On November 15, 2010, a group of publishers including the Company led by the Local Search Association (formerly the Yellow Pages Association), (“Publishers”), filed a lawsuit in the U.S. District Court for the Western District of Washington challenging an ordinance enacted by the City of Seattle requiring the Publishers of yellow pages directories distributed in the City of Seattle to obtain a license from the City, and pay a tax to distribute the directory publications and permitting all the potential recipients of the yellow pages to opt out of receiving the directory using a common City-sanctioned opt out registry, (“Ordinance”).   The suit challenged the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution, and violating the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to stop the operation of the Ordinance before the first publication of the Dex One Seattle directory.  After no order was forthcoming from the court, the Publishers filed a motion for temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 13, 2011, the Publishers filed a motion with the U.S. Court of Appeals for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, an oral argument was made in front of a 9th Circuit appellate panel.  Meanwhile, on September 16, 2011, the district court granted the City’s summary judgment motion and denied the Publishers’ summary judgment motion ruling that the Ordinance did not violate the First Amendment. This final order gave the Publishers the opportunity to file a full consolidated appeal to the 9th Circuit, which has been fully briefed and argued.  On October 15, 2012, in a unanimous ruling by the 9th Circuit U.S. Court of Appeals, the court ruled that yellow pages qualify for full protection of the First Amendment to the U.S. Constitution.  Accordingly, the Ordinance does not survive. The court reversed the trial court and instructed the trial court to enter judgment on behalf of the Publishers. The City’s request for the 9th Circuit Court of Appeals to review the decision, en banc, was denied.  The City has settled and paid the Publishers’ fee request and the trial court has entered a judgment in favor of the Publishers, consistent with the 9th Circuit’s decision.

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

On March 29, 2013, a former unsecured note holder that was impacted by the Company’s bankruptcy in 2009, filed a notice and summons against Verizon Communications and the former chief financial officer (CFO) of the Company in the Supreme Court of the State of New York, New York County. The filing alleges that Verizon improperly formed the Company prior to the spin-off by not having the requisite number of directors under Delaware law. Since the Company was improperly formed, the former CFO did not have the authority to execute the note on behalf of the Company and accordingly both Verizon and the former CFO are liable for the unpaid principal and interest when the notes were impacted by the bankruptcy.  The Company plans to honor its indemnification obligation and vigorously defend the lawsuit on the defendant’s behalf.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

SuperMedia Inc. (“SuperMedia,” “we,” “our,” “us” or the “Company”), is one of the largest yellow pages directory publishers in the United States as measured by revenue.  We also offer digital advertising solutions. We place our clients’ business information into our portfolio of local media solutions, which includes the Superpages directories, Superpages.com, our digital local search resource on both desktop and mobile devices, the Superpages.com network, a digital syndication network that places local business information across more than 250 websites, and our mobile sites and mobile applications. In addition, we offer solutions for social media, digital content creation and management, reputation management and search engine optimization.

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals, necessary to fairly present the financial position, results of operations and cash flows of SuperMedia Inc. and its subsidiaries.  These unaudited interim financial statements do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and, as such, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results of operations for the 2013 fiscal year.

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

The Merger Agreement allows us to complete the proposed merger and the other transactions contemplated by the Merger Agreement, including required amendments (the “financing amendments”) to SuperMedia’s and Dex One’s respective credit agreements (collectively, the “transaction”) through Chapter 11 cases, if either SuperMedia or Dex One does not obtain its stockholders’ approval of the Merger Agreement or unanimous lender approval of the financing amendments.

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

Subsequent to the special meeting, our board of directors determined that we had not obtained the unanimous lender approval required to effect the transaction outside of court.  Accordingly, on March 18, 2013, we filed our voluntary bankruptcy petition in order to seek approval of the prepackaged plan and the completion of the transaction.  The hearing to consider confirmation of the prepackaged plan is scheduled to commence on April 29, 2013 with April 18, 2013 as the last date for filing and serving objections to confirmation of the prepackaged plan.

There can be no assurance that the Bankruptcy Court will confirm the prepackaged plans in a timely manner.  While operating under Chapter 11, the Company’s operations are subject to oversight by the Bankruptcy Court, which could lead to uncertainties as to the realization of assets and satisfaction of obligations in the normal course of business.

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

Subject to the terms of the Merger Agreement, which has been approved by the boards of directors of SuperMedia and Dex One, in each case by the unanimous vote of all directors voting (Messrs. Slater and McDonald, directors who may be deemed to have personal interests in the transaction, abstained from voting), at the effective time of the Mergers, (i) each outstanding share of Dex One common stock (other than shares held by SuperMedia, Dex One, Newdex or any of their respective subsidiaries) will be converted into the right to receive 0.20 shares of Newdex common stock, par value $0.001 per share (the “Newdex Common Stock”), which reflects a 1-for-5 reverse stock split of Dex One common stock, and (ii) each outstanding share of SuperMedia common stock (other than shares held by SuperMedia, Dex One, Newdex or any of their respective subsidiaries) will be converted into the right to receive 0.4386 shares of Newdex Common Stock.  Outstanding SuperMedia stock options will be cancelled at the effective time of the Mergers and, to the extent that SuperMedia’s closing stock price on the date of the Mergers exceeds the option strike price, will be settled in cash.  All other outstanding SuperMedia equity awards will generally convert into Newdex Common Stock, after giving effect to the exchange ratio.  Immediately after the completion of the Mergers, we anticipate that current SuperMedia stockholders will own approximately 40% and current Dex One stockholders will own approximately 60% of Newdex, the combined company.

Completion of the Mergers is subject to conditions, including, among others: (i) the Bankruptcy Court having confirmed the prepackaged plan of reorganization of such party substantially in the form provided in the Merger Agreement, (ii) SuperMedia and Dex One, and certain of their respective subsidiaries, having entered into a tax sharing agreement and a shared services agreement, and (iii) authorization having been obtained for the listing on the New York Stock Exchange or the Nasdaq Stock Market of the Newdex Common Stock to be issued as consideration in the Mergers.

As more fully described below, we are a party to that certain loan agreement with certain financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (as amended, the “Loan Agreement”), providing for the issuance of $2,750 million of senior secured term loans with a maturity date of December 31, 2015. As part of the prepackaged plan, the Loan Agreement will be amended and restated to extend the maturity date to December 31, 2016 as well as modify certain other provisions, including the revision of interest rate spreads as follows:

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

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is predicated upon, among other things, the successful completion of the SuperMedia prepackaged plan.  While the Company is committed to pursuing completion of the SuperMedia prepackaged plan and the Mergers, there can be no assurance that the SuperMedia prepackaged plan will be approved as submitted to the Bankruptcy Court; and therefore, there is uncertainty about the Company’s ability to realize its assets or satisfy its liabilities in the normal course of business.  The Company’s consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company is currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code and orders of the Bankruptcy Court.  In general, debtors-in-possession are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without prior approval of the Bankruptcy Court.  The Company business continues to generate positive cash flow necessary for daily operations.

While operating under bankruptcy, applicable accounting guidance requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process will be classified as reorganization items on the consolidated statements of comprehensive income.   There were no reorganization items during the three months ended March 31, 2013.  Based on the terms of the prepackaged plan, no liabilities were identified as being subject to compromise at March 31, 2013.

On March 21, 2013, we received notice from The NASDAQ Listing Qualifications Staff (the “Staff”) stating that the Staff has determined that the Company’s securities will be delisted from The NASDAQ Stock Market LLC. The decision was reached by the Staff under NASDAQ Listing Rules 5101, 5110(b) and IM-5101-1 following the Company’s announcement on March 18, 2013 that it and all of its domestic subsidiaries filed voluntary bankruptcy petitions and requested confirmation of the prepackaged plan. Pursuant to the procedures set forth in the NASDAQ Listing Rules, we have appealed the Staff’s determination to the NASDAQ Hearings Panel.

Advertising Sales and Revenue

We have been experiencing reduced advertising sales and revenue over the past several years driven by reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio) and a weak economy. For the three months ended March 31, 2013, net advertising sales declined 17.0% compared to the same period in 2012. For the three months ended March 31, 2012, net advertising sales declined 17.0% compared to the same period in 2011. If the factors driving these declines continue, then we will continue to experience declining advertising sales and revenues.

Advertising sales for the three months ended March 31, 2011 included negative adjustments of $9 million related to the financial distress and operational wind down of a single certified marketing representative in our third-party national sales channel.  Excluding this impact, advertising sales for the three months ended March 31, 2012 would have reflected a decline of 18.9%.  As of June 2011, these accounts have been transitioned to other certified marketing representative firms.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth our consolidated operating results for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31,	2013	2012	Change	% Change
	(in millions, except %)
Operating Revenue	$293	$363	$(70)	(19.3)%
Operating Expense
Selling	75	90	(15)	(16.7)
Cost of sales (exclusive of depreciation and amortization)	75	86	(11)	(12.8)
General and administrative	11	41	(30)	(73.2)
Depreciation and amortization	31	40	(9)	(22.5)
Total Operating Expense	192	257	(65)	(25.3)
Operating Income	101	106	(5)	(4.7)
Interest expense, net	38	46	(8)	(17.4)
Income Before Gains on Early Extinguishment of Debt and Provision for Income Taxes	63	60	3	5.0
Gains on early extinguishment of debt	—	28	(28)	(100.0)
Income Before Provision for Income Taxes	63	88	(25)	(28.4)
Provision for income taxes	23	26	(3)	(11.5)
Net Income	$40	$62	$(22)	(35.5)

Operating Revenue

Operating revenue of $293 million in the three months ended March 31, 2013 decreased $70 million, or 19.3%, compared to $363 million in the three months ended March 31, 2012. This decrease was primarily due to reduced advertiser spending, reflecting continued competition from other advertising media (including the Internet, cable television, newspaper and radio).

Operating Expense

Operating expense of $192 million in the three months ended March 31, 2013 decreased $65 million, or 25.3%, compared to $257 million in the three months ended March 31, 2012, for the reasons described below.

Selling. Selling expense of $75 million in the three months ended March 31, 2013 decreased $15 million, or 16.7%, compared to $90 million in the three months ended March 31, 2012. This decrease resulted primarily from lower employee related costs, lower sales commissions due to lower sales volumes and lower employee benefit costs.

Cost of Sales. Cost of sales expense of $75 million in the three months ended March 31, 2013 decreased $11 million, or 12.8%, compared to $86 million in the three months ended March 31, 2012. This decrease was primarily due to lower printing and distribution costs as a result of lower volumes and reduced Internet traffic costs.

General and Administrative. General and administrative expense of $11 million in the three months ended March 31, 2013 decreased $30 million, or 73.2%, compared to $41 million in the three months ended March 31, 2012.  The decrease was primarily due to a $29 million credit to expense in 2013 associated with the amortization of a deferred gain related to certain plan amendments and amortization of unrecognized losses associated with other post-employment benefits, a $4 million charge in 2012 associated with a nonqualified pension benefit for certain employees and reduced bad debt expense of $3 million. These decreases were partially offset by $6 million of merger transaction costs in 2013 associated with our proposed merger with Dex One.  Bad debt expense of $3 million in the three months ended March 31, 2013 decreased by $3 million, or 50.0%, compared to $6 million in the three months ended March 31, 2012.  Bad debt expense as a percent of total operating revenue was 1.0% for the three months ended March 31, 2013, compared to 1.7% for the three months ended March 31, 2012.

Depreciation and Amortization. Depreciation and amortization expense of $31 million in the three months ended March 31, 2013 decreased $9 million, or 22.5%, compared to $40 million in the three months ended March 31, 2012.  This decrease was due to lower amortization expense of $6 million associated with intangible assets, including capitalized internal use software, and lower depreciation expense of $3 million associated with property, plant and equipment.

Interest Expense

Interest expense, net of interest income, of $38 million in the three months ended March 31, 2013 decreased $8 million, or 17.4%, compared to $46 million in the three months ended March 31, 2012 due to lower outstanding debt obligations.

Gains on Early Extinguishment of Debt

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

Provision for Income Taxes

Provision for income taxes of $23 million in the three months ended March 31, 2013 decreased $3 million, or 11.5%, compared to $26 million in the three months ended March 31, 2012, primarily due to the impact of the items listed above. Our effective tax rates for the three months ended March 31, 2013 and 2012 were 36.5% and 29.5%, respectively. The lower March 31, 2012 rate was primarily impacted by non-taxable cancellation of indebtedness income (“CODI”). Generally, the discharge of a debt obligation for an amount less than its adjusted issue price creates CODI, which must be included in the Company’s taxable income; however, provisions of the Internal Revenue Code allowed the Company to permanently exclude this CODI from taxation. The results for the three months ended March 31, 2013 and 2012, include the effects of one-time discrete items.  The Company anticipates the effective tax rate, including interest expense and other one-time discrete items, to approximate 26% for 2013 which includes an estimated rate reduction for lapsing of uncertain tax positions due to expiration of the statute of limitations in various jurisdictions.  Without this reduction from lapsing uncertain tax positions, our anticipated effective tax rate would approximate 37% for 2013. Our estimated effective tax rate for 2013 may be subject to changes in future periods. The full year effective tax rate for 2012 was 30.3%.  The full year effective tax rate for 2012 was primarily impacted by non-taxable CODI related to the Company’s below par debt repurchases.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31,	2013	2012	Change
	(in millions)
Cash Flows Provided By (Used In):
Operating activities	$51	$105	$(54)
Investing activities	(4)	(2)	(2)
Financing activities	—	(36)	36
Increase (Decrease) In Cash and Cash Equivalents	$47	$67	$(20)

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities of $51 million during the three months ended March 31, 2013 decreased $54 million compared to $105 million in the three months ended March 31, 2012 primary due to lower cash collections associated with lower revenues and merger transaction costs of $6 million, representing professional fees, associated with our proposed merger with Dex One.  These decreases in net cash provided by operating activities were partially offset by reduced expenditures in 2013 and lower debt interest payments associated with reduced debt obligations.

Cash used in investing activities of $4 million during the three months ended March 31, 2013 increased $2 million compared to $2 million during the three months ended March 31, 2012, primarily due to increased capital expenditures.

Net cash used in financing activities of $36 million during the three months ended March 31, 2012 primarily represents the repayment of debt principal.   The Company did not make any debt principal payments during the three months ended March 31, 2013.  The Company expects to make a $36 million mandatory principal payment related to the three months ended March 31, 2013, under the terms of the Loan Agreement.

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

We believe the net cash provided by our operating activities and existing cash and cash equivalents will provide sufficient resources to meet our working capital requirements, estimated principal and interest debt service requirements and other cash needs for the remainder of 2013.  As of March 31, 2013, the Company is in compliance with all of the covenants of its Loan Agreement.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02 (“ASU 2012-02”), “Testing Indefinite-Lived Intangible Assets for Impairment,” which amends Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other.” The amended guidance allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for interim and annual periods beginning after September 15, 2012. The Company has adopted the provisions of ASU 2012-02 as required.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The Company has adopted the provisions of ASU 2013-02 as required.

Critical Accounting Policies

There were no material changes to our critical accounting policies and estimates since December 31, 2012. For additional information on critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material to our results of operations, financial condition or liquidity.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Our exposures to market risk have not changed materially since December 31, 2012. For quantitative and qualitative disclosures about our market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risks” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

On April 30, 2009, May 21, 2009, and June 5, 2009, three separate putative class action securities lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against certain of the Company’s current and former officers (but not against the Company or its subsidiaries). The suits were filed by Jan Buettgen, John Heffner, and Alan Goldberg as three separate named plaintiffs on behalf of purchasers of the Company’s common stock between August 10, 2007 and March 31, 2009, inclusive. On May 22, 2009, a putative class action securities lawsuit was filed in the U.S. District Court for the Eastern District of Arkansas against two of the Company’s current officers (but not against the Company or its subsidiaries).  The suit was filed by Wade L. Jones on behalf of purchasers of the Company’s bonds between March 27, 2008 and March 30, 2009, inclusive.  On August 18, 2009, the Wade Jones case from Arkansas federal district court was transferred to be consolidated with the cases filed in Texas.  The complaints are virtually identical and generally allege that the defendants violated federal securities laws by issuing false and misleading statements regarding the Company’s financial performance and condition.  Specifically, the complaints allege violations by the defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20 of the Exchange Act.  The plaintiffs are seeking unspecified compensatory damages and reimbursement for litigation expenses.  Since the filing of the complaints, all four cases have been consolidated into one court in the Northern District of Texas and a lead plaintiff and lead plaintiffs’ attorney have been selected (“Buettgen” case).  On April 12, 2010, the Company filed a motion to dismiss the entire Buettgen complaint.  On August 11, 2010, in a one line order without an opinion, the court denied the Company’s motion to dismiss.  On May 19, 2011, the court granted the plaintiffs’ motion certifying a class.  Subsequently, the Fifth Circuit Court of Appeals denied the Company’s petition for an interlocutory appeal of the class certification order.  On September 24, 2012, the Company defendants filed a motion for summary judgment seeking a complete dismissal which was denied on February 20, 2013.  The parties entered into a tentative settlement of the matter on April 1, 2013. The Company plans to honor its indemnification obligations and vigorously defend the lawsuit on the defendants’ behalf.

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

On November 15, 2010, a group of publishers including the Company led by the Local Search Association (formerly the Yellow Pages Association), (“Publishers”), filed a lawsuit in the U.S. District Court for the Western

District of Washington challenging an ordinance enacted by the City of Seattle requiring the Publishers of yellow pages directories distributed in the City of Seattle to obtain a license from the City, and pay a tax to distribute the directory publications and permitting all the potential recipients of the yellow pages to opt out of receiving the directory using a common City-sanctioned opt out registry, (“Ordinance”).   The suit challenged the Ordinance as a content-based restriction on speech, violating the first amendment of the U.S. Constitution, and violating the commerce clause of the U.S. Constitution.  On February 10, 2011, the Publishers filed a motion for preliminary injunction seeking to stop the operation of the Ordinance before the first publication of the Dex One Seattle directory.  After no order was forthcoming from the court, the Publishers filed a motion for temporary restraining order with the court seeking to immediately enjoin the operation of the Ordinance.  On May 8, 2011, the court denied both motions.  On May 13, 2011, the Publishers filed a motion with the U.S. Court of Appeals for the 9th Circuit seeking to enjoin the Ordinance pending the appeal and to expedite an appeal.  On May 24, 2011, the court of Appeals denied the Publishers’ motion for an injunction, but granted the Motion for an expedited appeal.  After briefing was complete, an oral argument was made in front of a 9th Circuit appellate panel.  Meanwhile, on September 16, 2011, the district court granted the City’s summary judgment motion and denied the Publishers’ summary judgment motion ruling that the Ordinance did not violate the First Amendment. This final order gave the Publishers the opportunity to file a full consolidated appeal to the 9th Circuit, which has been fully briefed and argued.  On October 15, 2012, in a unanimous ruling by the 9th Circuit U.S. Court of Appeals, the court ruled that yellow pages qualify for full protection of the First Amendment to the U.S. Constitution.  Accordingly, the Ordinance does not survive. The court reversed the trial court and instructed the trial court to enter judgment on behalf of the Publishers. The City’s request for the 9th Circuit Court of Appeals to review the decision, en banc, was denied.  The City has settled and paid the Publishers’ fee request and the trial court has entered a judgment in favor of the Publishers, consistent with the 9th Circuit’s decision.

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

On March 29, 2013, a former unsecured note holder that was impacted by the Company’s bankruptcy in 2009, filed a notice and summons against Verizon Communications and the former chief financial officer (CFO) of the Company in the Supreme Court of the State of New York, New York County. The filing alleges that Verizon improperly formed the Company prior to the spin-off by not having the requisite number of directors under Delaware law. Since the Company was improperly formed, the former CFO did not have the authority to execute the note on behalf of the Company and accordingly both Verizon and the former CFO are liable for the unpaid principal and interest when the notes were impacted by the bankruptcy.  The Company plans to honor its indemnification obligation and vigorously defend the lawsuit on the defendant’s behalf.

Item 1A.          Risk Factors.

There are numerous factors that affect our business and results of operations, many of which are beyond our control.  In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change, also may materially adversely affect our business, financial condition, operating results or cash flow.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares repurchased from employees during the three months ended March 31, 2013 as payment of withholding taxes in connection with the vesting of restricted stock awarded to employees pursuant to the 2009 Long-Term Incentive Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	—	$—	—	—
February 1 – February 28	19,020	3.87	—	—
March 1 – March 31	21,708	4.96	—	—
Total	40,728	4.45	—	—

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not applicable.

Item 5.             Other Information.

None.

Item 6.             Exhibits.

Exhibits:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registrant Statement on Form 8-A, filed December 30, 2009).
3.2	Third Amended and Restated By-Laws of the Registrant, dated July 28, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed July 29, 2010).
3.3

First Amendment to Third Amended and Restated By-Laws of the Registrant, dated as of October 4, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed October 8, 2010).

10.1

Form of Employee Award Agreement pursuant to the SuperMedia Inc. 2013 Cash Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2013).*

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

SUPERMEDIA INC.

April 26, 2013	/s/ Peter J. McDonald
Peter J. McDonald
Chief Executive Officer
(Principal Executive Officer)

April 26, 2013	/s/ Samuel D. Jones
Samuel D. Jones
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registrant Statement on Form 8-A, filed December 30, 2009).
3.2	Third Amended and Restated By-Laws of the Registrant, dated July 28, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed July 29, 2010).
3.3

First Amendment to Third Amended and Restated By-Laws of the Registrant, dated as of October 4, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed October 8, 2010).

10.1

Form of Employee Award Agreement pursuant to the SuperMedia Inc. 2013 Cash Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2013).*

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